Form 10-K
period 2019-12-31
SITE Centers Corp.
filed 2020-02-27
CIK 894315

Be

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code (216) 755-5500

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☐
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2019, was $1.8 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

193,830,710 common shares outstanding as of February 14, 2020

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2020 Annual Meeting of Shareholders.

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

The Company is self-administered and self-managed and, therefore, has not engaged, nor does it expect to retain, any REIT advisor.  The Company manages all of the Portfolio Properties as defined herein.  At December 31, 2019, the Company owned approximately 57.0 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 13.2 million total square feet of GLA for Retail Value Inc. (“RVI”), an owner and operator of shopping centers listed on the New York Stock Exchange.

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants.  The Company’s shopping centers and land are collectively referred to as the “Portfolio Properties.”  In addition, the Company generates revenue from its management contracts with its unconsolidated joint venture assets and RVI, as well as interest income from notes receivable.

On July 1, 2018, SITE Centers completed the spin-off of RVI.  At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 continental U.S. assets and all 12 of SITE Centers’ shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and $1.3 billion of mortgage debt.

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

The Company's mission is to deliver superior total shareholder returns through the ownership and operation of shopping centers.  Management believes that returns should be underpinned by strong earnings growth, sustainable dividends and a balance sheet that is well positioned through various economic cycles.

In 2020, growth opportunities within the core property operations include rental increases and continued lease-up of the portfolio and several tactical and major redevelopment opportunities.  Having largely completed its deleveraging plans, management intends to use proceeds from future sales of lower growth assets, including sales to newly formed joint ventures, largely to fund opportunistic investments in assets that offer growth potential through specialized leasing and tactical redevelopments efforts.

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

Narrative Description of Business

On February 19, 2020, the Company sold its 15% interest in the DDRTC Joint Venture, which owned 21 assets, to its joint venture partner based on a gross fund value of $1.14 billion.  The Company’s portfolio as of February 19, 2020, consisted of 148 shopping centers (including 79 centers owned through joint ventures) and more than 400 acres of undeveloped land (of which approximately 100 acres are owned through unconsolidated joint ventures).  The shopping centers are located in 23 states.

Over the prior three years, the Company has been a net seller of assets and used the proceeds to deleverage.  From January 1, 2017, to December 31, 2019, the Company sold 115 shopping centers (including 58 properties owned through unconsolidated joint ventures) aggregating 22.2 million square feet of Company-owned GLA for an aggregate sales price of $3.3 billion.  In July 2018, the Company completed the RVI spin-off of 48 shopping centers.  From January 1, 2017, to December 31, 2019, the Company acquired seven shopping centers, including three from unconsolidated joint ventures, aggregating 1.0 million square feet of Company-owned GLA for an aggregate purchase price of $261.4 million.

The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro Rata Combined Shopping Center Portfolio December 31,
	2019	2018
Centers owned	170	177
Aggregate occupancy rate	90.8%	89.9%
Average annualized base rent per occupied square foot	$18.25	$17.86

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2019	2018	2019	2018
Centers owned	69	70	101	107
Aggregate occupancy rate	90.7%	89.6%	90.7%	91.4%
Average annualized base rent per occupied square foot	$18.80	$18.41	$14.90	$14.84

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2019, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Tenants and Competition

The Company has established close relationships with a large number of major national and regional tenants.  The Company’s management is associated with, and actively participates in, many shopping center and REIT industry organizations.  Notwithstanding these relationships, numerous real estate companies and developers, private and public, compete with the Company in leasing space in shopping centers to tenants.  The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of space, management services and property condition.

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Inc., Bed Bath & Beyond Inc., PetSmart, Inc., Dick's Sporting Goods, Inc. and Michaels Companies, Inc., representing 5.9%, 3.3%, 2.7%, 2.7% and 2.2%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2019.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Company Fundamentals.

Qualification as a Real Estate Investment Trust

As of December 31, 2019, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

As of January 31, 2020, the Company had 361 full-time employees.  The Company considers its relations with its personnel to be good.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 14, 2020:

David R. Lukes, age 50, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017.  Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014.  Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a REIT primarily engaged in the re-leasing of shopping centers, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 through 2012.  From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010.  Mr. Lukes has also served as the President, Chief Executive Officer and Director of RVI, since April 2018 and as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki, since 2017.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Conor M. Fennerty, age 34, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019.  From April 2017 to November 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets.  Prior to joining SITE Centers, he served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from July 2014 to April 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from May 2012 to July 2014 and prior to that, a member of the global investment research division of Goldman Sachs from May 2010 to May 2012.  Mr. Fennerty earned a Bachelor of Science in business administration with a major in finance from Georgetown University.

Michael A. Makinen, age 55, has served as Executive Vice President and Chief Operating Officer of SITE Centers since March 2017.  Prior to joining SITE Centers, he served as Chief Operating Officer of Equity One, Inc. from July 2014 to March 2017.  Mr. Makinen also served as Chief Operating Officer of Olshan Properties from 2010 to June 2014, as Vice President of Real Estate of United Retail Group from 2008 to 2010, as Vice President of Real Estate of Linens ‘n Things from 2004 to 2008 and as Executive Vice President of Thompson Associate, Inc., a real estate consulting firm, from 1990 to 2004.  Mr. Makinen has also served as Executive Vice President and Chief Operating Officer of RVI since February 2018.  Mr. Makinen holds a Bachelor of Science from Michigan State University and a Master of Arts in geography from Indiana University.

Christa A. Vesy, age 49, is Executive Vice President and Chief Accounting Officer of SITE Centers, a position she assumed in March 2012.  From July 2016 to March 2017, Ms. Vesy also served as SITE Centers’ Interim Chief Financial Officer.  In these roles, Ms. Vesy has overseen the property and corporate accounting and financial reporting functions for SITE Centers.  Previously, Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers since November 2006.  Ms. Vesy has served as the Executive Vice President, Chief Financial Officer and Treasurer of RVI since November 2019 and has also served as Chief Accounting Officer of RVI since February 2018.  Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment.  Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004.  Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University.  Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Corporate Headquarters

The Company is an Ohio corporation and was incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is http://www.sitecenters.com.  The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, analyst presentations and financial information.  The information the Company posts to its website may be deemed to be material and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Risks Related to the Company’s Business, Properties and Strategies

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

In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers, other shopping centers and e-commerce, in attracting and retaining retailers.  As of December 31, 2019, leases at the Company’s properties (including the proportionate share of unconsolidated properties) were scheduled to expire on a total of approximately 6% of leased GLA during 2020.  For those leases that renew, rental rates upon renewal may be lower than current rates.  For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments.  In these situations, the Company’s financial condition, operating results and cash flows could be adversely impacted.

E-Commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business

E-commerce is broadly embraced by the public and growth in the e-commerce share of overall consumer sales is likely to continue in the future. Many of the Company’s tenants have been negatively impacted by increasing competition from internet retailers and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2019, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	5.9%
Bed Bath & Beyond Inc.	3.3%
PetSmart, Inc.	2.7%
Dick's Sporting Goods, Inc.	2.7%
Michaels Companies, Inc.	2.2%
Ulta Beauty, Inc.	2.0%
Gap Inc.	1.9%
Best Buy Co., Inc.	1.9%
AMC Entertainment Holdings, Inc.	1.8%
Ross Stores, Inc.	1.8%
Nordstrom, Inc.	1.7%
The Kroger Co.	1.7%
Kohl's Department Stores, Inc.	1.7%
Barnes & Noble Booksellers, Inc.	1.6%

The retail shopping sector has been affected by economic conditions, including increases in consumer internet purchases, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.  In some cases, major tenants may declare bankruptcy or might take advantage of early termination provisions in their leases in connection with a plan to close stores.

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

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders

Substantially all of the Company’s income is derived from rental income from real property.  As a result, the Company’s performance depends on its ability to collect rent from tenants.  The Company’s income and funds available for repayment of indebtedness and distribution to shareholders would be negatively affected if a significant number of its tenants, or any of its major tenants, were to do the following:

•	Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;
•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;
•	Fail to make rental payments when due or
•	Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases.  Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping centers to terminate their leases or reduce the amount of rent they pay under the terms of their leases.  In addition, the Company cannot be certain that any tenant whose lease expires will renew that lease or that it will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability and its ability to meet debt and other financial obligations and make distributions to shareholders.

The Company’s Expenses May Remain Constant or Increase Even if Income From the Company’s Properties Decreases

Costs associated with the Company’s business, such as common area expenses, utilities, insurance, real estate taxes, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause the Company’s revenues to decrease.  In addition, inflation could result in higher operating costs.  If the Company is unable to lower its operating costs when revenues decline and/or is unable to pass along cost increases to tenants, the Company’s cash flows, profitability and ability to make distributions to shareholders could be adversely impacted.

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2019, the Company had outstanding debt of $1.9 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.3 billion as of December 31, 2019).  The Company intends to maintain a conservative ratio of debt to asset value.  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.  The U.S. credit markets have experienced severe dislocations and liquidity disruptions in the past.  Furthermore, uncertain market conditions can be exacerbated by leverage.  The occurrence of these circumstances in the credit markets and/or additional fluctuations in the financial markets and prevailing interest rates could have an adverse effect on the Company’s ability to access capital and its cost of capital.

In addition, credit rating agencies continually review their ratings for the companies they follow, including the Company.  The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry.  Any rating organization that rates the Company’s publicly traded debt may lower the rating or decide, at its sole discretion, not to rate the Company’s publicly traded debt.  The ratings of the Company’s publicly traded debt are based primarily on the rating organization’s assessment of the likelihood of timely payment of interest when due and the payment of principal on the maturity date.  A negative change in the Company’s rating could have an adverse effect on the Company’s credit facilities and market price of the Company’s publicly traded debt as well as the Company’s ability to access capital and its cost of capital.

The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing

The Company is generally subject to the risks associated with debt financing.  These risks include the following:

•	The Company’s cash flows may not satisfy required payments of principal and interest;
•	The Company may not be able to refinance existing indebtedness on its properties as necessary, or the terms of the refinancing may be less favorable to the Company than the terms of existing debt;
•	Required debt payments are not reduced if the economic performance of any property declines;
•	Debt service obligations could reduce funds available for distribution to the Company’s shareholders and funds available for development, redevelopment and acquisitions;
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

The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indentures under which its senior unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios and certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including, but not limited to, the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the

Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders.  In addition, a breach of these covenants could cause a default or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

The Company Has Variable-Rate Debt and Interest Rate Risk

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

The Company May Be Adversely Affected by the Potential Discontinuation of LIBOR

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.  The Alternative Reference Rates Committee (“ARRC”) has proposed that Secured Overnight Financing Rate (“SOFR”) serve as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR.  ARRC has proposed a paced market transition plan to SOFR from LIBOR.  As of December 31, 2019, the Company had approximately $180 million of indebtedness (including its pro rata share of unconsolidated indebtedness) that was indexed to LIBOR, including the Company’s unsecured revolving credit facilities, which mature in 2024, and unsecured term loan, which matures in 2023.

In the event that LIBOR is discontinued, the interest rate for the Company’s debt that is indexed to LIBOR will be based on replacement rates (which may include SOFR) or alternate base rates as specified in the applicable documentation governing such indebtedness or as otherwise agreed upon. The replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance. The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is not known, but these changes could adversely affect the Company’s cash flows, financial condition and results of operations.

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized.  These situations could have an impact on the Company’s revenues from its joint ventures.  Other risks of joint venture investments include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  Joint venture platforms typically contain customary buy-sell provisions, which could result in either the sale of the Company’s interest or the use of available cash or borrowings to acquire the Company’s partner’s interest at inopportune times as well as the termination of applicable management contracts and fees.  In addition, the Company is obligated to maintain the REIT status of the Dividend Trust Portfolio joint venture’s REIT subsidiary and could have substantial liability to its partner in the event it were to be unable or fail to do so.  These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline.  As of December 31, 2019, the Company had $294.5 million of investments in and advances to unconsolidated joint ventures holding 100 shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired.  A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments.  These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  For example, in 2019, the Company recorded impairment charges at one operating shopping center that was sold in 2019 and one undeveloped land parcel aggregating $3.4 million.  There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets.  Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire retail properties to the extent that suitable acquisitions can be made on advantageous terms.  Acquisitions of commercial properties entail risks such as the following:

•	The Company may be unable to identify, or may have difficulty identifying, acquisition opportunities that fit its investment strategy and cost of capital;
•	The Company’s estimates on expected occupancy and rental rates may differ from actual conditions;
•	The Company’s estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;
•	The Company may be unable to operate successfully in new markets where acquired properties are located due to a lack of market knowledge or understanding of local economies;
•	The properties may become subject to environmental liabilities that the Company was unaware of at the time the Company acquired the property;
•	The Company may be unable to successfully integrate new properties into its existing operations or
•	The Company may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.

In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment, some of which may have greater financial resources or a lower cost of capital than the Company.  The Company’s inability to successfully acquire new properties may affect the Company’s ability to achieve its anticipated return on investment, which could have an adverse effect on its results of operations.

Real Estate Property Investments Are Illiquid; Therefore, the Company May Not Be Able to Dispose of Properties When Desired or on Favorable Terms

Real estate investments generally cannot be disposed of quickly.  In addition, the Code imposes restrictions, which are not applicable to other types of real estate companies, on the ability of a REIT to dispose of properties.  Therefore, the Company may not be able to diversify or alter its portfolio in response to economic conditions or trends in retailer or consumer behavior promptly or on favorable terms.  The Company’s inability to respond quickly to such changes could adversely affect the value of the Company’s portfolio and its ability to make distributions to shareholders.

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

An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

The Company has obtained comprehensive liability, casualty, flood, terrorism and rental loss insurance policies on its properties.  All of these policies may involve substantial deductibles and certain exclusions.  Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

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

Violent Crime, Including Terrorism and Mass Shootings, or Civilian Unrest May Affect the Markets in Which the Company Operates Its Business and Its Profitability

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that have experienced, and remain susceptible to, violent crime, including terrorist attacks and mass shootings.  Any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), could alter shopping habits or deter customers from visiting the Company’s shopping centers, which would have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

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

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-attacks, Could Harm Its Business

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board ("FASB") or Other Standard-Setting Bodies May Adversely Affect the Company’s Business

The Company’s financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded.  From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC.  It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems.  Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

Risks Related to the Company’s Taxation as a REIT

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

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders.  To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income.  In addition, the Company will be subject to a 4% non-deductible excise tax if the actual amount paid to its shareholders in a calendar year is less than the minimum amount specified under U.S. federal tax laws.  From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flows available for distribution to its shareholders.  If the Company does not have other funds available in these situations, it could be required to borrow funds, sell its securities or a portion of its properties at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and avoid corporate income tax and the 4% excise tax.

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

Proposed and potential future proposed reforms of the Code, if enacted, could adversely affect existing REITs.  Such proposals could result in REITs having fewer tax advantages and could adversely affect REIT shareholders.  It is impossible for the Company to predict the nature of or extent of any new tax legislation on the real estate industry in general and REITs in particular.  In addition, some proposals under consideration may adversely affect the Company’s tenants’ operating results, financial condition and/or future business planning, which could adversely affect the Company and, consequently, the Company’s shareholders.

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%.  Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates.

Risks Related to the Company’s Organization, Structure or Ownership

Provisions of the Company’s Articles of Incorporation and Code of Regulations Could Have the Effect of Delaying, Deferring or Preventing a Change in Control, Even If That Change May Be Considered Beneficial by Some of the Company’s Shareholders

The Company’s Articles of Incorporation and Code of Regulations contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company’s Board of Directors.  Among other things, the Articles of Incorporation and Code of Regulations include provisions:

•

Prohibiting any person, except for certain shareholders (including the family of Mr. Alexander Otto) as set forth in the Company’s Articles of Incorporation, from owning more than 5% of the Company’s outstanding common shares in order to maintain the Company’s status as a REIT;

•

Authorizing “blank check” preferred stock, which could be issued by the Board of Directors without shareholder approval and may contain voting, liquidation, dividend and other rights superior to the Company’s common shares;

•	Providing that any vacancy on the Board of Directors may be filled only by the affirmative vote of a majority of the remaining directors then in office;
•	Providing that no shareholder may cumulate the shareholder’s voting power in the election of directors;
•	Providing that shareholders may not act by written consent unless such written consent is unanimous and
•	Requiring advance notice of shareholder proposals for business to be conducted at meetings of the Company’s shareholders and for nominations of candidates for election to the Board of Directors.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company’s management.  The Company believes these provisions protect its shareholders from coercive or otherwise unfair takeover tactics and are not intended to make the Company immune from takeovers.  However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay, defer or prevent an acquisition that the Board of Directors determines is not in the best interests of the Company and its shareholders, which under certain circumstances could reduce the market price of its common shares.

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

The Company’s Board of Directors May Change Significant Corporate Policies Without Shareholder Approval

The Company’s strategies and investment, financing and dividend policies will be determined by its Board of Directors.  These strategies and policies may be amended or revised at any time at the discretion of the Board of Directors without a vote of the Company’s shareholders.  A change in any of these strategies and policies could have an adverse effect on the Company’s financial condition, operating results and cash flow and on its ability to pay dividends to shareholders.

Risks Related to the Company’s Common Shares

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

At December 31, 2019, the Portfolio Properties included 170 shopping centers (including 101 centers owned through consolidated and unconsolidated joint ventures) and more than 400 acres of undeveloped land including parcels located adjacent to certain of the shopping centers.  At December 31, 2019, the Portfolio Properties aggregated 42.0 million square feet of Company-owned GLA (57.0 million square feet of total GLA) located in 25 states.  These centers are principally in the Southeast and Midwest, with significant concentrations in Georgia, Florida, North Carolina and Ohio.  At December 31, 2019, the Company also owned an interest in one land parcel in Canada.

At December 31, 2019, on a pro rata basis, the average annualized base rent per square foot was $18.25.  The average annualized base rent of the Company’s 69 wholly-owned shopping centers was $18.80 per square foot and the average annualized base rent for the 101 shopping centers owned through joint ventures, was $14.90 per square foot.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.

The Company’s shopping centers are anchored by national tenant anchors and designed to provide a highly compelling shopping experience and merchandise mix for retail partners and consumers.  The tenants of the shopping centers typically cater to the consumer’s desire for value, service and convenience and offer day-to-day necessities rather than high-priced luxury items.  The properties often include discounters, specialty grocers, pet supply stores, fitness centers and beauty supply retailers as additional anchors or tenants.  The Company has established close relationships with a large number of major national and regional tenants, many of which occupy space in its shopping centers.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2019, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals” of this Annual Report on Form 10-K.  For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.  At December 31, 2019, the Company owned an investment in 100 properties through unconsolidated joint ventures, which properties served as collateral for joint venture mortgage debt aggregating approximately $1.6 billion (of which the Company’s proportionate share is $0.3 million) and is not reflected in the consolidated indebtedness.  The Company’s properties range in size from approximately 35,000 square feet to approximately 1,500,000 square feet of total GLA (with 74 properties exceeding 300,000 square feet of total GLA).  On a pro rata basis, the Company’s properties were 90.8% occupied as of December 31, 2019, and occupancy was between 89.9% and 93.0% over the five-year period ended December 31, 2019.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2029 at the Company’s 69 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2020	149	823	$16,997	$20.65	4.7%	5.4%
2021	214	1,792	32,357	18.06	10.2%	10.4%
2022	252	2,537	46,340	18.27	14.5%	14.8%
2023	244	2,662	45,745	17.18	15.2%	14.7%
2024	223	2,446	41,983	17.16	14.0%	13.5%
2025	124	1,507	28,471	18.89	8.6%	9.1%
2026	83	783	15,468	19.75	4.5%	5.0%
2027	62	713	15,366	21.55	4.1%	4.9%
2028	71	708	13,484	19.05	4.0%	4.3%
2029	70	737	15,714	21.32	4.2%	5.0%
Total	1,492	14,708	$271,925	$18.49	84.0%	87.1%

The following table shows the impact of tenant lease expirations at the joint venture level through 2029 at the Company’s 101 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2020	230	1,513	$21,311	$14.09	7.3%	7.2%
2021	350	3,151	46,619	14.79	15.2%	15.8%
2022	342	3,124	45,318	14.51	15.1%	15.4%
2023	320	2,592	39,209	15.13	12.5%	13.3%
2024	312	3,087	44,064	14.27	14.9%	15.0%
2025	138	1,689	24,148	14.30	8.1%	8.2%
2026	74	782	11,211	14.34	3.8%	3.8%
2027	63	516	10,156	19.68	2.5%	3.4%
2028	79	868	13,459	15.51	4.2%	4.6%
2029	64	562	8,744	15.56	2.7%	3.0%
Total	1,972	17,884	$264,239	$14.78	86.3%	89.7%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Alabama
1	Birmingham, AL(2)	River Ridge	2001	2007	15%	172	$2,887	$16.77	Best Buy, Nordstrom Rack, Staples, Target (Not Owned)

	Arizona
2	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	20%	688	$11,532	$18.27	AMC Theatres, Best Buy, Burlington, HomeGoods, Jo-Ann, Lina Home Furnishing, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
3	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	345	$5,642	$16.63	Barnes & Noble, DSW, Golf Galaxy, Hobby Lobby, HomeGoods, Nordstrom Rack, Savers (Not Owned), Staples, T.J. Maxx
4	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	197	$3,548	$19.92	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)
5	Phoenix, AZ	Paradise Village Gateway	2004	2003	67%	295	$5,483	$18.80	Bed Bath & Beyond, PetSmart, Ross Dress for Less, Staples
6	Prescott, AZ	Shops at Prescott Gateway	2012	2014	5%	35	$771	$29.47	Trader Joe's
7	Tucson, AZ	Silverado Plaza	1999	2014	5%	78	$620	$8.54	Safeway

	California
8	Buena Park, CA	Buena Park Place	2009	2004	100%	213	$3,608	$17.38	Aldi, Kohl's, Michaels
9	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	291	$6,244	$24.02	24 Hour Fitness, Michaels, Ross Dress for Less, Stater Bros Markets, Target (Not Owned)
10	Long Beach, CA	The Pike Outlets(3)	2015	DEV	100%	392	$5,608	$22.63	Cinemark, H & M, Nike, Restoration Hardware
11	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,654	$46.39	Whole Foods
12	Richmond, CA	Hilltop Plaza	2000	2002	20%	246	$3,714	$17.25	99 Cents Only, Century Theatre, City Sports Club, dd's Discounts, Ross Dress for Less
13	Roseville, CA	Ridge at Creekside	2007	2014	100%	275	$6,082	$22.38	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
14	San Francisco, CA	1000 Van Ness	1998	2002	100%	122	$838	$20.01	The Studio Mix

	Colorado
15	Aurora, CO	Cornerstar	2008	2014	5%	430	$6,088	$19.36	24 Hour Fitness, HomeGoods, Marshalls, Office Depot, Ross Dress for Less, Target (Not Owned), Ulta Beauty
16	Centennial, CO	Centennial Promenade	2002	1997	100%	443	$7,789	$19.42	Cavender's, Conn's, Golf Galaxy, HomeGoods, IKEA (Not Owned), Michaels, Ross Dress for Less, Stickley Furniture, Total Wine & More
17	Colorado Springs, CO	Chapel Hills	2000	2011	100%	446	$4,589	$12.53	24 Hour Fitness, Barnes & Noble, Best Buy, DSW, Michaels (Not Owned), Nordstrom Rack, Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Whole Foods
18	Denver, CO	University Hills	1997	2003	100%	243	$4,748	$19.71	King Soopers, Marshalls, Michaels, Pier 1 Imports

19	Parker, CO	FlatAcres MarketCenter/ Parker Pavilions(3)	2003	2003	100%	232	$3,564	$20.13	24 Hour Fitness, Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Walmart (Not Owned)

	Connecticut
20	Guilford, CT	Guilford Commons	2015	DEV	100%	125	$1,867	$17.06	Bed Bath & Beyond, The Fresh Market
21	Plainville, CT	Connecticut Commons	2013	DEV	20%	561	$7,325	$13.67	A.C. Moore, AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
22	Windsor, CT	Windsor Court	1993	2007	100%	79	$1,516	$19.31	HomeGoods (Not Owned), Stop & Shop, Target (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Florida
23	Boynton Beach, FL	Village Square at Golf	2002	2007	20%	135	$1,976	$15.90	Publix
24	Bradenton, FL	Creekwood Crossing	2001	2007	20%	235	$2,713	$11.66	Bealls, Bealls Outlet, Big Lots, Circustrix, Lowes (Not Owned)
25	Brandon, FL	Lake Brandon Plaza	2014	2009	100%	178	$2,518	$14.17	Jo-Ann, Nordstrom Rack, Publix, Total Wine & More
26	Brandon, FL	Lake Brandon Village	2004	2003	100%	114	$1,054	$14.86	buybuy BABY, Lowe's (Not Owned), PetSmart
27	Brandon, FL	The Collection at Brandon Boulevard(3)	2003	IPO	100%	217	$1,212	$9.19	Bealls Outlet, Chuck E. Cheese's, Kane Furniture
28	Casselberry, FL	Casselberry Commons	2010	2007	20%	246	$3,219	$14.89	Publix, Ross Dress for Less, Stein Mart, T.J. Maxx
29	Dania, FL	Sheridan Square	1991	2007	20%	67	$703	$11.41	Walmart Neighborhood Market
30	Fort Myers, FL(2)	Cypress Trace	2004	2007	15%	278	$3,070	$11.47	Bealls, Bealls Outlet, Lucky's Market, Ross Dress for Less, Stein Mart
31	Fort Myers, FL(2)	Market Square	2004	2007	15%	119	$1,725	$16.19	American Signature Furniture, Barnes & Noble (Not Owned), Cost Plus World Market (Not Owned), DSW, Michaels (Not Owned), Target (Not Owned), Total Wine & More
32	Fort Myers, FL	The Forum	2008	2014	5%	190	$2,722	$16.14	Bed Bath & Beyond, Defy Extreme Air Sports, Home Depot (Not Owned), Ross Dress for Less, Staples, Target (Not Owned)
33	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	20%	84	$858	$12.28	Publix
34	Jupiter, FL	Concourse Village	2004	2015	5%	134	$2,199	$17.17	Ross Dress for Less, T.J. Maxx
35	Lake Mary, FL(2)	Shoppes of Lake Mary	2001	2007	15%	74	$1,672	$24.83	Publix (Not Owned), Staples, Target (Not Owned)
36	Melbourne, FL	Melbourne Shopping Center	1999	2007	100%	210	$1,199	$7.97	Big Lots, Indian River Antique Mall, Publix
37	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$8,900	$20.18	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
38	Miramar, FL	River Run	1989	2007	20%	94	$1,268	$14.20	Publix
39	Naples, FL	Carillon Place	1994	1995	100%	265	$3,957	$15.28	Bealls Outlet, DSW, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
40	Naples, FL	Countryside Shoppes	1997	2007	20%	74	$805	$11.88	Aldi, Athletica Health & Fitness
41	New Port Richey, FL	Shoppes at Golden Acres	2002	2007	20%	131	$1,153	$11.44	Pepin Academies, Publix
42	Ocala, FL	Heather Island	2005	2007	20%	71	$684	$11.51	Publix
43	Orlando, FL	Chickasaw Trail Shopping Center	1994	2007	20%	75	$919	$12.53	Publix
44	Orlando, FL	Lee Vista Promenade	2016	DEV	100%	311	$4,575	$15.27	Academy Sports, Bealls Outlet, Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
45	Orlando, FL	Millenia Crossing	2009	2015	5%	100	$2,690	$26.79	Nordstrom Rack
46	Orlando, FL	Skyview Plaza	1998	2007	20%	263	$2,227	$10.45	Badcock Home Furniture &more, dd's Discounts, Publix, Ross Dress for Less
47	Oviedo, FL	Oviedo Park Crossing	1999	DEV	20%	186	$2,011	$11.10	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
48	Palm Beach Gardens, FL	Northlake Commons	2003	2007	20%	124	$1,564	$14.53	Home Depot (Not Owned), Jo-Ann, Ross Dress for Less
49	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	100%	52	$1,285	$25.97	Publix (Not Owned), Target (Not Owned)
50	Pembroke Pines, FL	Flamingo Falls	2001	2007	20%	108	$2,386	$23.29	LA Fitness (Not Owned), The Fresh Market
51	Plantation, FL	The Fountains	2010	2007	100%	430	$6,253	$16.37	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More
52	Spring Hill, FL	Nature Coast Commons	2009	2014	5%	226	$2,643	$16.17	Aldi, Best Buy, JCPenney (Not Owned), PetSmart, Ross Dress for Less, Walmart (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
53	Tamarac, FL	Midway Plaza	1985	2007	20%	228	$2,834	$13.55	Publix, Ross Dress for Less
54	Tampa, FL	North Pointe Plaza	1990	IPO	20%	108	$1,530	$14.47	Publix, Walmart (Not Owned)
55	Tampa, FL	Southtown Center	2005	2019	100%	44	$1,344	$32.55	—
56	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	20%	159	$1,582	$16.00	Bealls, Office Depot (Not Owned), Publix
57	Winter Garden, FL	Winter Garden Village	2007	2013	100%	759	$14,758	$19.86	Bealls, Bed Bath & Beyond, Best Buy, Burlington, Forever 21, Havertys, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Staples, Target (Not Owned)

	Georgia
58	Atlanta, GA	Brookhaven Plaza	1993	2007	20%	70	$1,465	$20.96	Stein Mart
59	Atlanta, GA	Cascade Corners	1993	2007	20%	67	$518	$7.76	Kroger
60	Atlanta, GA	Cascade Crossing	1994	2007	20%	63	$673	$10.63	Publix
61	Atlanta, GA	Perimeter Pointe	2002	1995	100%	353	$4,580	$18.86	Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas
62	Brunswick, GA	Glynn Isles	2007	2014	5%	193	$3,105	$16.41	Ashley Furniture HomeStore (Not Owned), Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Office Depot, PetSmart, Ross Dress for Less, Target (Not Owned)
63	Buford, GA(2)	Marketplace at Millcreek	2003	2007	15%	402	$5,550	$14.98	2nd & Charles, Bed Bath & Beyond, Burlington, Costco (Not Owned), DSW, Marshalls, Michaels, Painted Tree Marketplace, PetSmart, REI, Ross Dress for Less
64	Canton, GA	Hickory Flat Village	2000	2007	20%	74	$990	$13.70	Publix
65	Canton, GA	Riverstone Plaza	1998	2007	20%	308	$3,503	$12.77	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
66	Cumming, GA	Cumming Marketplace	1999	2003	100%	310	$3,641	$13.14	Home Depot (Not Owned), Lowe's, Michaels, OfficeMax, Walmart (Not Owned)
67	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$4,861	$15.61	Ashley Furniture HomeStore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
68	Cumming, GA	Sharon Greens	2001	2007	100%	98	$1,033	$12.04	Kroger
69	Decatur, GA	Flat Shoals Crossing	1994	2007	20%	70	$733	$10.51	Publix
70	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$474	$9.12	Goodwill
71	Douglasville, GA	Market Square	1990	2007	100%	125	$1,321	$11.49	Bargain Hunt
72	Ellenwood, GA	Paradise Shoppes of Ellenwood	2003	2007	20%	68	$290	$12.94	—
73	Fayetteville, GA(2)	Fayette Pavilion	2002	2007	15%	1,242	$10,485	$9.58

Bargain Hunt, Bed Bath & Beyond, Belk, Big Lots, Burlington, Cinemark, Dick's Sporting Goods, Forever 21, Hobby Lobby, Home Depot (Not Owned), Jo-Ann, Kohl's, Marshalls, PetSmart, Publix, Ross Dress for Less,

Shoppers World, Target (Not Owned), Walmart

74	Flowery Branch, GA	Stonebridge Village	2008	2014	5%	157	$2,670	$17.94	Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
75	Macon, GA(2)	Eisenhower Crossing	2002	2007	15%	420	$2,991	$9.34	Ashley Furniture Homestore, Bed Bath & Beyond, Best Buy (Not Owned), Home Depot (Not Owned), Kroger, Michaels, Old Navy, Ross Dress for Less, Staples, Target (Not Owned)
76	Marietta, GA	Towne Center Prado	2002	1995	20%	287	$3,475	$12.86	Publix, Ross Dress for Less, Stein Mart
77	Newnan, GA(2)	Newnan Pavilion	2013	2007	15%	468	$3,781	$8.26	Academy Sports, Aldi, Home Depot, Kohl's, PetSmart, Ross Dress for Less, Sky Zone Trampoline Park

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
78	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$2,296	$14.67	Movie Tavern
79	Smyrna, GA(2)	Heritage Pavilion	1995	2007	15%	256	$3,600	$14.06	American Signature Furniture, Marshalls, PetSmart, Ross Dress for Less, T.J. Maxx
80	Snellville, GA	Presidential Commons	2000	2007	100%	376	$4,347	$11.93	buybuy BABY, Home Depot, Jo-Ann, Kroger, Stein Mart
81	Stone Mountain, GA	Deshon Plaza	1994	2007	20%	64	$677	$10.98	Publix
82	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	303	$4,318	$14.64	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples, Stein Mart
83	Tucker, GA	Cofer Crossing	2003	2003	20%	136	$1,214	$9.10	HomeGoods, Kroger, Walmart (Not Owned)
84	Woodstock, GA(2)	Woodstock Square	2001	2007	15%	219	$3,070	$14.55	Kohl's, OfficeMax, Old Navy, Target (Not Owned)

	Illinois
85	Chicago, IL	3030 North Broadway	2016	2017	100%	132	$4,517	$34.29	Mariano's, XSport Fitness
86	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,956	$27.45	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
87	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	356	$10,309	$31.70	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
88	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	509	$7,610	$23.08	Bloomingdale's the Outlet Store, Container Store, Costco (Not Owned), HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, Trader Joe's
89	Skokie, IL(2)	Village Crossing	1989	2007	15%	722	$12,536	$17.90	Altitude Trampoline Park, AMC Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Jewel-Osco, Michaels, OfficeMax, PetSmart, Tuesday Morning
90	Tinley Park, IL	Brookside Marketplace	2013	2012	20%	317	$4,496	$15.51	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

	Indiana
91	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,622	$14.79	Best Buy (Not Owned), Burlington, Dick's Sporting Goods (Not Owned), Kohl's, Marshalls, Michaels, Target (Not Owned)

	Kansas
92	Merriam, KS	Merriam Town Center/ Merriam Village	2005	2004	100%	418	$5,147	$14.83	Cinemark, Dick's Sporting Goods, Hobby Lobby, Home Depot (Not Owned), IKEA (Not Owned), Marshalls, OfficeMax, PetSmart

	Maryland
93	Glen Burnie, MD	Harundale Plaza	1999	2007	20%	218	$1,406	$13.77	Regency Furniture

	Massachusetts
94	Everett, MA	Gateway Center	2001	DEV	100%	640	$5,555	$16.29	Costco, Dollar Tree, Home Depot, Michaels, Old Navy, Target, Total Wine & More
95	Framingham, MA	Shoppers World	1994	1995	100%	782	$17,234	$26.09	A.C. Moore, AMC Theatres, Barnes & Noble, Best Buy, DSW, Hobby Lobby, HomeSense, Kohl's, Macy's Furniture Gallery, Marshalls, Nordstrom Rack, PetSmart, Sierra Trading Post, T.J. Maxx
96	West Springfield, MA	Riverdale Shops	2003	2007	20%	274	$3,861	$14.98	Kohl's, Stop & Shop

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Michigan
97	Saginaw, MI	Valley Center	1994	2014	5%	409	$3,640	$10.24	Barnes & Noble, Burlington, Dick's Sporting Goods, DSW, HomeGoods, Michaels, PetSmart, T.J. Maxx

	Missouri
98	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$5,192	$15.37	Burlington, Micro Center, PetSmart, Target, Trader Joe's
99	Independence, MO	Independence Commons	1999	1995	20%	386	$6,046	$15.94	AMC Theatres, Barnes & Noble, Best Buy, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
100	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$1,944	$20.75	Costco (Not Owned), HomeGoods, HomeSense, Target (Not Owned)
101	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	76	$1,661	$27.17	Whole Foods
102	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	21	$690	$33.40	Sam's Club (Not Owned), Walmart (Not Owned)
103	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	542	$10,059	$19.15	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
104	Lumberton, NJ(2)	Crossroads Plaza	2003	2007	20%	100	$1,780	$19.13	Lowe's (Not Owned), ShopRite
105	Lyndhurst, NJ	Lewandowski Commons	1998	2007	20%	78	$1,676	$24.71	Stop & Shop
106	Princeton, NJ	Nassau Park Pavilion	2005	1997	100%	616	$10,359	$17.98

Best Buy, Burlington, buybuy BABY,

Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, HomeSense, Michaels, PetSmart,

Raymour & Flanigan, Target (Not Owned), T.J. Maxx, Walmart (Not Owned), Wegmans

107	Union, NJ	Route 22 Retail Center	1997	2007	20%	112	$1,164	$19.30	Dick's Sporting Goods, Target (Not Owned)
108	West Long Branch, NJ	Consumer Centre	1993	2004	100%	293	$3,436	$13.87	buybuy BABY, Dick's Sporting Goods, Home Depot
109	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	91	$1,816	$20.41	andThat!, Cost Plus World Market

	New York
110	Hempstead, NY	The Hub	2001	2015	5%	249	$3,035	$12.40	Home Depot, Super Stop & Shop

	North Carolina
111	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	146	$2,662	$21.74	Harris Teeter
112	Charlotte, NC	Belgate Shopping Center	2017	DEV	100%	289	$4,410	$15.78	Burlington, Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart, T.J. Maxx, Walmart (Not Owned)
113	Charlotte, NC	Carolina Pavilion	1997	2012	100%	708	$9,301	$14.07

AMC Theatres, Autozone, Bed Bath & Beyond,

Big Lots, buybuy BABY, Conn's, Floor & Décor,

Frontgate Outlet Store, Jo-Ann, Nordstrom Rack,

Old Navy, Ross Dress for Less, Sears Outlet,

Target (Not Owned), Value City Furniture

114	Charlotte, NC	Cotswold Village	2013	2011	100%	261	$5,556	$22.94	Harris Teeter, Marshalls, PetSmart
115	Clayton, NC	Clayton Corners	1999	2007	20%	126	$1,417	$12.81	Lowes Foods
116	Cornelius, NC	The Shops at The Fresh Market	2001	2007	100%	131	$1,653	$12.79	Stein Mart, The Fresh Market

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
117	Fayetteville, NC	Fayetteville Pavilion	2001	2007	20%	274	$2,769	$12.88	Christmas Tree Shops, Food Lion, Marshalls, Michaels, PetSmart
118	Fuquay Varina, NC	Sexton Commons	2002	2007	20%	49	$878	$17.91	—
119	Huntersville, NC(2)	Birkdale Village	2003	2007	15%	300	$8,234	$29.35	Barnes & Noble, Dick's Sporting Goods, Regal Cinemas (Not Owned)
120	Mooresville, NC(2)	Winslow Bay Commons	2003	2007	15%	268	$3,986	$15.18	Dick's Sporting Goods, HomeGoods, Michaels, Ross Dress for Less, T.J. Maxx, Target (Not Owned)
121	Raleigh, NC(2)	Alexander Place	2004	2007	15%	198	$3,038	$16.85	Kohl's, O2 Fitness, Walmart (Not Owned)
122	Raleigh, NC	Poyner Place	2012	2012	20%	254	$3,149	$17.18	Cost Plus World Market, Marshalls, Ross Dress for Less, Target (Not Owned)
123	Wilmington, NC	University Centre	2001	IPO	20%	418	$4,373	$11.15	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
124	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$1,028	$13.91	Lowes Foods

	Ohio
125	Cincinnati, OH	Kenwood Square	2017	2013	100%	427	$6,882	$18.32	Dick's Sporting Goods, Macy's Furniture Gallery, Marshalls/HomeGoods, Michaels, T.J. Maxx, The Fresh Market
126	Cincinnati, OH	Western Hills Square	1998	2014	5%	34	$429	$12.78	Kroger (Not Owned), PetSmart, Walmart (Not Owned)
127	Columbus, OH	Easton Market	2013	1998	100%	502	$7,607	$15.40	Bed Bath & Beyond, buybuy BABY, DSW, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Ross Dress for Less, Sierra Trading Post, Staples, T.J. Maxx, Value City Furniture
128	Columbus, OH	Hilliard Rome Commons	2001	2007	20%	106	$1,170	$14.92	Burlington, HomeGoods
129	Columbus, OH	Lennox Town Center	1997	1998	50%	374	$4,866	$13.01	AMC Theatres, Barnes & Noble, Marshalls, Staples, Target
130	Columbus, OH	Polaris Towne Center	1999	2011	100%	459	$7,612	$17.01	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
131	Columbus, OH	Sun Center	1995	1998	79%	316	$4,184	$15.70	Ashley Furniture HomeStore, Michaels, Staples, Stein Mart, Whole Foods
132	Dublin, OH	Perimeter Center	1996	1998	100%	136	$2,328	$17.23	Giant Eagle
133	Grove City, OH	Derby Square	1992	1998	20%	125	$1,376	$11.24	Giant Eagle
134	Lewis Center, OH	Powell Center	2000	2014	5%	202	$2,735	$13.54	Giant Eagle, HomeGoods, Marshalls, Michaels
135	Mason, OH	Waterstone Center	1998	2014	100%	161	$2,473	$16.31	Barnes & Noble, Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)
136	Stow, OH	Stow Community Center	2008	DEV	100%	406	$4,554	$14.91	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl's, OfficeMax, Target (Not Owned)
137	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,359	$11.65	Bed Bath & Beyond, Kohl's, Planet Fitness
138	Westlake, OH	West Bay Plaza	2000	IPO	100%	158	$2,403	$22.41	Fresh Thyme Farmers Market, HomeSense

	Oregon
139	Hillsboro, OR	Tanasbourne Town Center	2001	1996	100%	303	$5,868	$20.35	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress for Less, Sierra Trading Post, Target (Not Owned)
140	Portland, OR	The Blocks	2001	2019	100%	97	$2,544	$31.33	—

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Pennsylvania
141	Downingtown, PA	Ashbridge Square	1999	2015	5%	386	$2,857	$9.48	Christmas Tree Shops, Home Depot, Jo-Ann
142	Easton, PA	Southmont Plaza	2004	2015	5%	251	$3,871	$15.76	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Staples
143	King Of Prussia, PA(2)	Overlook at King of Prussia	2002	2007	15%	193	$5,188	$28.42	Best Buy, Off 5th, United Artists Theatre

	Rhode Island
144	Warwick, RI(2)	Warwick Center	2004	2007	15%	153	$1,019	$16.54	Barnes & Noble, DSW, The Edge Fitness Clubs

	South Carolina
145	Anderson, SC	Midtowne Park	2008	2014	5%	167	$1,649	$9.85	Dick's Sporting Goods, Kohl's, Staples
146	Charleston, SC	Ashley Crossing	2011	2003	20%	208	$2,100	$10.59	Food Lion, Kohl's, Marshalls
147	Columbia, SC(2)	Columbiana Station	2003	2007	15%	375	$4,569	$16.33	buybuy BABY, Columbia Grand Theatre (Not Owned), Dick's Sporting Goods, Michaels, PetSmart
148	Greenville, SC	The Point	2005	2007	20%	104	$1,820	$17.71	REI, Whole Foods
149	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	214	$2,484	$13.72	Marshalls/HomeGoods, Michaels, Office Depot, T.J. Maxx, Walmart (Not Owned)
150	Myrtle Beach, SC	The Plaza at Carolina Forest	1999	2007	20%	138	$1,798	$13.73	Kroger

	Tennessee
151	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$3,200	$16.15	Best Buy, Ross Dress for Less, Royal Furniture
152	Knoxville, TN(2)	Pavilion of Turkey Creek	2001	2007	15%	282	$4,289	$15.29	DSW, Hobby Lobby, OfficeMax, Old Navy, Ross Dress for Less, Target (Not Owned), Walmart (Not Owned)
153	Knoxville, TN(2)	Town & Country Commons(3)	1997	2007	15%	655	$7,196	$11.25	Bargain Hunt, Best Buy, Conn's, Dick's Sporting Goods, Jo-Ann, Knoxville 16, Lowe's, Staples, Tuesday Morning
154	Memphis, TN	American Way	1988	2007	20%	110	$660	$7.11	—
155	Morristown, TN	Crossroads Square	2004	2007	20%	70	$335	$6.09	Bargain Hunt, OfficeMax (Not Owned)
156	Nashville, TN(2)	Bellevue Place	2003	2007	15%	77	$982	$13.29	Bed Bath & Beyond, Home Depot (Not Owned), Planet Fitness

	Texas
157	Fort Worth, TX	Eastchase Market	1997	2014	5%	262	$2,655	$12.42	Aldi (Not Owned), AMC Theatres, Marshalls, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, Target (Not Owned)
158	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,542	$17.92	DSW, LA Fitness, T.J. Maxx/HomeGoods, Walmart (Not Owned)
159	Round Rock, TX	Vintage Plaza	2003	2019	100%	41	$985	$25.99	—
160	San Antonio, TX	Bandera Pointe	2002	DEV	100%	500	$5,969	$13.20

Barnes & Noble, Gold's Gym, Jo-Ann, Kohl's (Not Owned), Lowe's, Old Navy, Ross Dress for Less,

Spec's Wine, Spirits & Finer Foods (Not Owned),

T.J. Maxx, Target (Not Owned),

Urban Air Trampoline & Adventure Park

161	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$2,042	$20.13	Ross Dress for Less, Target (Not Owned)
162	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	448	$7,405	$21.91	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Target (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2019

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Virginia
163	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$5,287	$20.87	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
164	Glen Allen, VA(2)	Creeks at Virginia Centre	2002	2007	15%	266	$3,953	$15.67	Barnes & Noble, Bed Bath & Beyond, Dick's Sporting Goods, Michaels, Ross Dress for Less
165	Midlothian, VA	Commonwealth Center	2002	2007	20%	166	$2,661	$16.64	Michaels, Stein Mart, The Fresh Market
166	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,831	$22.91	Barnes & Noble, Regal Cinemas, Skate Nation (Not Owned)
167	Richmond, VA	White Oak Village	2008	2014	5%	432	$5,870	$15.74	JCPenney, K&G Fashion Superstore, Lowe's (Not Owned), Michaels, PetSmart, Publix, Target (Not Owned)
168	Springfield, VA	Springfield Center	1999	2007	100%	177	$4,044	$22.89	Barnes & Noble, Bed Bath & Beyond, DSW, Michaels, The Tile Shop
169	Virginia Beach, VA	Kroger Plaza	1997	2007	20%	68	$271	$4.02	Kroger
170	Winchester, VA	Apple Blossom Corners	1997	IPO	20%	243	$2,880	$11.92	Books-A-Million, HomeGoods, Kohl's, Martin's

(1)	Calculated as total annualized base rentals divided by Company-Owned rent commenced GLA as of December 31, 2019.
(2)	Shopping center sold in 2020.
(3)	Indicates an asset subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.”  As of February 14, 2020, there were 4,298 record holders and approximately 19,500 beneficial owners of the Company’s common shares.

The Company’s Board of Directors is responsible for establishing and, if appropriate, modifying the Company’s dividend policy. The Board of Directors intends to pursue a dividend policy retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements.  In February 2020, the Company declared its first-quarter 2020 dividend of $0.20 per common share, payable on April 2, 2020, to shareholders of record at the close of business on March 10, 2020.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2019	2,664	$15.52	—	$—
November 1–30, 2019	402	14.81	—	—
December 1–31, 2019	2,406	14.49	—	—
Total	5,472	$15.02	4,294,680	$49.6

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of February 14, 2020, the Company had repurchased 4.3 million of its common shares in the aggregate at a cost of approximately $50.4 million and a weighted-average cost of $11.74 per share under the program.

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Revenues	$507,988	$707,255	$921,588	$1,005,805	$1,028,071
Expenses:
Rental operations	139,663	207,992	263,743	292,134	308,208
Impairment charges	3,370	69,324	340,480	110,906	279,021
Hurricane property and impairment loss	—	817	5,930	—	—
General and administrative	58,384	61,639	77,028	61,051	58,867
Depreciation and amortization	165,087	242,102	346,204	389,519	402,045
	366,504	581,874	1,033,385	853,610	1,048,141
Interest income	18,009	20,437	28,364	37,054	29,213
Interest expense	(84,721)	(141,305)	(188,647)	(217,589)	(241,727)
Other income (expense), net	357	(110,895)	(68,003)	3,322	(1,739)
	(66,355)	(231,763)	(228,286)	(177,213)	(214,253)
Income (loss) before earnings from equity method investments and other items	75,129	(106,382)	(340,083)	(25,018)	(234,323)
Equity in net income (loss) of joint ventures	11,519	9,365	8,837	15,699	(3,135)
Reserve of preferred equity interests	(15,544)	(11,422)	(61,000)	—	—
Impairment of joint venture investments	—	—	—	—	(1,909)
Gain (loss) on sale and change in control of interests, net	—	—	368	(1,087)	7,772
Gain on disposition of real estate, net of tax	31,380	225,406	161,164	73,386	167,571
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(659)	(862)	(12,418)	(1,781)	(6,286)
Net income (loss)	$101,825	$116,105	$(243,132)	$61,199	$(70,310)
(Income) loss attributable to non-controlling interests, net	(1,126)	(1,671)	1,447	(1,187)	(1,858)
Net income (loss) attributable to SITE Centers	$100,699	$114,434	$(241,685)	$60,012	$(72,168)

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Earnings per share data – Basic:
Net income (loss) attributable to common shareholders	$0.33	$0.43	$(1.48)	$0.20	$(0.53)
Weighted-average number of common shares – Basic	183,026	184,528	183,681	182,647	180,473
Earnings per share data – Dilutive:
Net income (loss) attributable to common shareholders	$0.33	$0.43	$(1.48)	$0.20	$(0.53)
Weighted-average number of common shares – Dilutive	183,254	184,535	183,681	182,781	180,473
Dividends declared	$0.80	$1.16	$1.52	$1.52	$1.38

Item 6.	SELECTED FINANCIAL DATA (CONTINUED)

(In thousands, except per share data)

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Real estate (at cost)	$4,709,812	$4,627,866	$8,248,003	$9,244,058	$10,128,199
Real estate, net of accumulated depreciation	3,420,664	3,455,509	6,294,524	7,247,882	8,065,300
Investments in and advances to joint ventures	294,495	329,623	383,813	454,131	467,732
Investment in and advances to affiliate	190,105	223,985	—	—	—
Total assets	4,093,622	4,206,331	7,170,073	8,197,518	9,097,088
Total indebtedness	1,847,297	1,884,405	3,849,312	4,493,968	5,139,537
Total equity	1,981,478	2,073,002	2,897,438	3,246,012	3,463,469

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$270,154	$263,418	$410,407	$460,663	$433,476
Investing activities	(10,395)	818,328	478,608	473,033	(54,648)
Financing activities	(254,278)	(1,162,816)	(833,516)	(926,992)	(378,772)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of December 31, 2019, the Company’s portfolio consisted of 170 shopping centers (including 101 shopping centers owned through consolidated and unconsolidated joint ventures).  At December 31, 2019, the Company owned approximately 57.0 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 13.2 million total square feet of GLA for Retail Value Inc. (“RVI”), an owner and operator of shopping centers listed on the New York Stock Exchange.  The Company also owns more than 400 acres of undeveloped land, including joint venture interests in land.  At December 31, 2019, the aggregate occupancy of the Company’s operating shopping center portfolio was 90.8%, and the average annualized base rent per occupied square foot was $18.25, both on a pro rata basis.

Current Strategy

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio and the adaptation of existing square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include opportunistic investments and tactical redevelopment.  Management intends to use proceeds from the sale of lower growth assets and other investments to fund opportunistic investing and redevelopment activity.

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

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

Transaction and Capital Markets Highlights

During 2019, the Company completed the following real estate transactions and financing activities:

•	Acquired three shopping center assets (Tampa, Florida; Portland, Oregon and Austin, Texas) for an aggregate purchase price of $85.1 million;
•

Issued 13.225 million common shares resulting in net proceeds of $194.6 million and redeemed all of its 6.50% Class J Cumulative Redeemable Preferred Shares having an aggregate liquidation preference of $200.0 million;

•	Sold 10 shopping centers and land parcels for gross proceeds of $523.5 million (including six shopping centers held in joint ventures), or $199.4 million at the Company’s share;
•	Received aggregate proceeds of $34.0 million from RVI related to the repayment of receivables established at the time of the spin‑off transaction;
•	Received $12.0 million related to the repayment of a third-party loan investment;
•

Repurchased 1.2 million common shares for $14.1 million in January 2019 under the Company’s $100 million share repurchase program resulting in an aggregate amount of 4.3 million shares repurchased for $50.4 million since the inception of the program in November 2018 at an average cost per share of $11.74 and

•	Declared cash dividends of $0.80 per common share on an annual basis.

Operational Accomplishments

The Company continued to improve cash flow and the quality of its portfolio in 2019, as evidenced by the achievement of the following:

•	Signed leases and renewals for approximately 3.0 million square feet of GLA, which included 0.9 million square feet of new leasing volume, both on a pro rata share;
•	Achieved a blended leasing spread of 6.3% for new leases and renewals at the Company’s pro rata share;
•	Increased the annualized base rent per occupied square foot on a pro rata basis to $18.25 at December 31, 2019, as compared to $17.86 at December 31, 2018, an increase of 2.2% and
•	Continued to maintain strong aggregate occupancy on a pro rata basis of 90.8% at December 31, 2019, as compared to 89.9% at December 31, 2018.

Retail Environment

The Company continues to see demand from a broad range of tenants for its space, particularly as retailers incorporate omni-channel strategies that leverage brick and mortar infrastructure to drive incremental business.  Value-oriented retailers continue to take market share from conventional and national chain department stores.  As a result, while certain of those conventional and national department stores have announced bankruptcies, store closures and/or reduced expansion plans, other retailers, specifically those in the value and convenience category, continue to have store opening plans for 2020.  Many of the Company’s largest tenants, including TJX Companies, Ross, Burlington, Five Below and Ulta, have reported increased same-store sales on an annual basis and remained well capitalized while outperforming other retail categories on a relative basis.  The Company has also been increasing its leasing to specialty grocers and service tenants, such as fitness, restaurant and medical users, which are expanding categories with strong traffic generation.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2019:

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	5.9%	6.6%
2.	Bed Bath & Beyond(B)	3.3%	3.8%
3.	Dick's Sporting Goods(C)	2.7%	2.7%
4.	PetSmart	2.7%	2.5%
5.	Michaels	2.2%	2.4%
6.	Ulta	2.0%	1.2%
7.	Gap(D)	1.9%	1.6%
8.	Best Buy	1.9%	1.8%
9.	AMC Theaters	1.8%	1.2%
10.	Ross Stores(E)	1.8%	2.5%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post, HomeSense and Combo Store

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Gap, Old Navy, Banana Republic and Janie & Jack

(E)	Includes Ross Dress for Less and dd’s Discounts

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues for both the wholly-owned properties and the consolidated and unconsolidated joint venture properties at 100% as of December 31, 2019:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	6.5%	7.3%	3.2%	4.0%
Bed Bath & Beyond(B)	3.4%	3.9%	2.9%	2.9%
Dick's Sporting Goods(C)	2.8%	2.8%	2.8%	3.2%
PetSmart	2.8%	2.6%	2.4%	2.2%
Michaels	2.3%	2.4%	2.0%	2.1%
Ulta	2.1%	1.3%	1.5%	0.9%
Nordstrom	2.0%	1.7%	0.4%	0.3%
Best Buy	2.0%	1.9%	2.0%	1.7%
Gap(D)	1.9%	1.6%	1.8%	1.4%
Kroger	1.8%	2.0%	1.1%	2.0%
Ross Stores(E)	1.6%	2.2%	3.4%	4.1%
AMC Theatres	1.6%	0.9%	3.3%	2.3%
Publix	0.2%	0.4%	2.9%	4.2%
Kohl's	1.5%	2.8%	2.8%	4.6%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post, HomeSense and Combo Store

(B)	Includes Bed Bath & Beyond, Cost Plus World Market, buybuy BABY and Christmas Tree Shops

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Gap, Old Navy, Banana Republic and Janie & Jack

(E)	Includes Ross Dress for Less and dd’s Discounts

The Company leased approximately six million square feet of GLA, including 235 new leases and 444 renewals, for a total of 679 leases executed in 2019 for both its wholly-owned and joint venture properties.  The Company continued to execute both new leases and renewals at positive rental spreads.  At December 31, 2019, the Company had 379 leases expiring in 2020 with an average base rent per square foot of $19.12, on a pro rata basis.  For the comparable leases executed in 2019, at the Company’s interest, the Company generated positive leasing spreads of 13.9% for new leases and 4.7% for renewals, or 6.3% on a blended basis.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2019, at the Company’s interest, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $6.56 per rentable square foot, on a pro rata basis, over the lease term.  The annual weighted-average cost of tenant improvements and lease commissions ranged from $4.76 to $7.42 per rentable square foot over the five years ended December 31, 2019.  The Company generally does not expend a significant amount of capital on lease renewals.

Year in Review—2019 Financial Results

For the year ended December 31, 2019, net income attributable to common shareholders decreased compared to the prior year, primarily due to the net dilutive impact of the spin-off of RVI as well as the contribution of assets to the Dividend Trust Portfolio joint venture formed in late 2018 partly offset by the related transaction and debt extinguishment costs incurred in the prior year.  In addition, the Company incurred higher gains on sales of real estate in the prior year partly offset by lower impairment charges.  The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures”) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2019	2018
Net income attributable to common shareholders	$61,292	$80,903
FFO attributable to common shareholders	$229,761	$191,838
Operating FFO attributable to common shareholders	$233,363	$307,274
Income per share – Diluted	$0.33	$0.43

The following discussion of the Company’s financial condition and results of operations provides information that will assist in the understanding of the Company’s financial statements, the changes in certain key items and the factors that accounted for changes in the financial statements, as well as critical accounting policies that affected these financial statements.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these financial statements, management has used available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the Company’s consolidated financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize.  Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties.  Accordingly, actual results could differ from these estimates.  In addition, other companies may use different estimates that may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

The Company has adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”) as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.

Rental Income includes contractual lease payments that generally include the following:

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

•	Lease termination payments, which are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.
•	Ancillary and other property-related rental payments, primarily composed of leasing vacant space to temporary tenants, kiosk income and parking income, which are recognized in the period earned.

Management fees are recorded in the period earned.  Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.  Historically, the majority of the Company’s lease commission revenue was recognized 50% upon lease execution and 50% upon tenant rent commencement.  Beginning January 1, 2018, lease commission revenue is generally recognized in its entirety upon lease execution.  Payments received from the Company’s insurance company related to its claims for business interruption losses incurred as a result of hurricane losses are recorded as Business Interruption Income.

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Topic 842, rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the probability of collection.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Consolidation

All significant inter-company balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s pro rata share of the earnings (or loss) of these joint ventures is included in consolidated net income.

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

Measurement of Fair Value—Real Estate and Unconsolidated Joint Venture Investments

The Company is required to assess for impairment the value of certain consolidated and unconsolidated joint venture investments as well as the underlying collateral for its preferred equity interests and certain financing notes receivable.  The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received for the sale of an asset in an orderly transaction between marketplace participants at the measurement date.  Investments without a public market are valued based on assumptions made and valuation techniques used by the Company.  The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such investments.  As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

The valuation of real estate assets, investments and real estate collateral for impairment is determined using widely accepted valuation techniques including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence.  In general, the Company considers multiple valuation techniques when measuring fair value of an investment.  However, in certain circumstances, a single valuation technique may be appropriate.

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

Stock-Based Employee Compensation

Stock-based compensation requires all stock-based payments to employees to be recognized in the financial statements based on their fair value.  Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, all affect the fair value estimate.  These assumptions are subjective and generally require significant analysis and judgment to develop.  When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with stock-based payment arrangements.  The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.  Certain performance-based awards are dual-indexed to both the Company’s and RVI’s stock performance and are accounted for as liability awards and are marked to fair value on a quarterly basis.

COMPARISON OF 2019 AND 2018 RESULTS OF OPERATIONS

For the comparison of the Company’s 2019 performance to 2018 presented below, consolidated shopping center properties owned as of January 1, 2018, are referred to herein as the “Comparable Portfolio Properties.”  These exclude properties under redevelopment and those sold by the Company prior to December 31, 2019 or included in the spin-off of RVI.  The discussion of the Company’s 2018 performance compared to 2017 performance is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of 2018, 2017 and 2016 Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Revenues from Operations (in thousands)

	2019	2018	$ Change
Rental income(A)	$443,421	$650,594	$(207,173)
Fee and other income(B)	63,682	49,777	13,905
Business interruption income(C)	885	6,884	(5,999)
Total revenues(D)	$507,988	$707,255	$(199,267)

(A)

The Company adopted Topic 842 using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regard to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income,” in the consolidated statements of operations for the year ended December 31, 2019.  See further discussion of 2018 reclassification impact in Note 1, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included herein.

The following table summarizes the key components of the 2019 rental income as compared to 2018:

Contractual Lease Payments	2019	2018	$ Change
Base and percentage rental income(1)	$325,641	$473,884	$(148,243)
Recoveries from tenants(2)	106,995	163,337	(56,342)
Lease termination fees, ancillary and other rental income	10,758	13,373	(2,615)
Bad debt(3)	27	N/A	27
Total contractual lease payments	$443,421	$650,594	$(207,173)

(1)	The changes were due to the following (in millions):
Increase (Decrease)
Comparable Portfolio Properties	$6.0
Acquisition of shopping centers	3.8
Redevelopment properties	(0.4)
Transfers to unconsolidated joint ventures in 2018	(42.0)
Shopping centers sold or included in RVI spin-off	(116.3)
Straight-line rents	0.7
Total	$(148.2)

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro Rata Combined Shopping Center Portfolio December 31,
	2019	2018
Centers owned	170	177
Aggregate occupancy rate	90.8%	89.9%
Average annualized base rent per occupied square foot	$18.25	$17.86

	Wholly-Owned Shopping Centers December 31,
	2019	2018
Centers owned	69	70
Aggregate occupancy rate	90.7%	89.6%
Average annualized base rent per occupied square foot	$18.80	$18.41

	Joint Venture Shopping Centers December 31,
	2019	2018
Centers owned	101	107
Aggregate occupancy rate	90.7%	91.4%
Average annualized base rent per occupied square foot	$14.90	$14.84

At December 31, 2019 and 2018, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 93.4% and 92.8%, respectively, and the average annualized base rent per occupied square foot was $18.39 and $18.09, respectively.

(2)

The decrease primarily was driven by the RVI spin-off and disposition activity.  Recoveries from tenants for the Comparable Portfolio Properties were approximately 80.8% and 80.1% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2019 and 2018, respectively.  The recovery rate from tenants in 2019 was impacted by the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.

(3)	Classified in Operating and Maintenance Expense for the year ended December 31, 2018.
(B)	Increased primarily due to fees earned from RVI of $30.0 million, primarily offset by lower fee income received from joint ventures as a result of the sale of joint venture assets.

The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management, including the number of assets owned by RVI, or the fee structures applicable to such arrangements will impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain termination provisions, and RVI and the Company’s joint venture partners could dispose of shopping centers under the Company’s management.  The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.  In February 2020, the Company sold its interest in the DDRTC Joint Venture, which owned 21 assets, to its joint venture partner.  See “Sources and Uses of Capital” included elsewhere herein.

(C)

Represents payments received from the Company’s insurer related to its claims for business interruption losses incurred at its Puerto Rico properties, which were included in the RVI spin-off.  The insurance claims were settled in August 2019.

(D)

The Company did not record $6.7 million of revenues related to the Puerto Rico shopping centers in 2018 due to Hurricane Maria.  Lost tenant revenue attributable to Hurricane Maria in 2018 was partially defrayed by the receipt of business interruption insurance proceeds.

Expenses from Operations (in thousands)

	2019	2018	$ Change
Operating and maintenance(A)	$71,355	$104,232	$(32,877)
Real estate taxes(A)	68,308	103,760	(35,452)
Impairment charges(B)	3,370	69,324	(65,954)
Hurricane property loss, net	—	817	(817)
General and administrative(C)	58,384	61,639	(3,255)
Depreciation and amortization(A)	165,087	242,102	(77,015)
	$366,504	$581,874	$(215,370)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(0.5)	$(5.9)	$(7.0)
Acquisition of shopping centers	1.0	0.6	2.8
Redevelopment properties	(0.2)	(1.5)	2.8
Transfers to unconsolidated joint ventures in 2018	(6.9)	(7.3)	(21.4)
Shopping centers sold or included in RVI spin-off	(26.3)	(21.4)	(54.2)
	$(32.9)	$(35.5)	$(77.0)
(B)

The Company recorded impairment charges during the year ended December 31, 2019, related to one operating shopping center that was sold in 2019 and one undeveloped land parcel marketed for sale.  For the year ended December 31, 2018, the Company recorded impairment charges of which $62.6 million related to assets included in the spin-off of RVI triggered by indicative bids received and changes in market assumptions due to the disposition process beginning in 2017, as well as a result of these assets being classified as held for sale on July 1, 2018, immediately prior to the spin-off.

Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (2) various courses of action that may occur or (3) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are more fully described in Note 14, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses for the years ended December 31, 2019 and 2018, were approximately 4.9% and 4.8% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed properties.  The increase in the percentage, in part, is a result of the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced total revenue but had no impact on net income.  In 2018, the Company recorded separation charges aggregating $4.6 million.  General and administrative expenses of $61.6 million less the separation charges of $4.6 million were approximately 4.5% of total revenues for 2018 described above.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.  Upon adoption of the leasing standard in 2019, certain general and administrative expenses that were capitalized are required to be expensed.  See Note 1, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included herein.

Other Income and Expenses (in thousands)

	2019	2018	$ Change
Interest income(A)	$18,009	$20,437	$(2,428)
Interest expense(B)	(84,721)	(141,305)	56,584
Other income (expense), net(C)	357	(110,895)	111,252
	$(66,355)	$(231,763)	$165,408

(A)

The decrease in the amount of interest income recognized primarily is due to the decrease in the face amount of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) as a result of repayments by the joint ventures from asset sale proceeds (see “Sources and Uses of Capital” included elsewhere herein).  The Company had a gross preferred investment (including accrued interest in the Blackstone joint ventures) of $200.6 million and $262.3 million at December 31, 2019 and 2018, respectively.  In 2019 and 2018, the Company received $61.4 million and $75.1 million, respectively, in preferred equity repayments.  A portion of the proceeds generated from assets sold by the Blackstone joint ventures in the future are expected to be used to repay the preferred equity.  Any repayment of this preferred interest would reduce the amount of interest income recorded by the Company in future periods.

The weighted-average loan receivable outstanding and related weighted-average interest rate, including loans to affiliates and preferred equity interests, are as follows:

	For the Year Ended December 31,
	2019	2018
Weighted-average loan receivable outstanding (in millions)	$260.0	$303.5
Weighted-average interest rate	7.0%	6.8%
(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2019	2018
Weighted-average debt outstanding (in billions)	$1.9	$3.0
Weighted-average interest rate	4.4%	4.5%

The reduction in the weighted-average debt outstanding from the prior-year period is a result of the RVI spin-off and the Company’s overall strategy to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.2% at both December 31, 2019 and 2018.

Interest costs capitalized in conjunction with redevelopment projects were $1.3 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively.  The increase in the amount of interest costs capitalized is a result of increased redevelopment activity.

(C)	In 2018, the Company recorded $58.4 million of debt extinguishment costs and $36.5 million in transaction costs related to the spin-off of RVI on July 1, 2018.

Other Items (in thousands)

	2019	2018	$ Change
Equity in net income of joint ventures(A)	$11,519	$9,365	$2,154
Reserve of preferred equity interests, net(B)	(15,544)	(11,422)	(4,122)
Gain on disposition of real estate, net(C)	31,380	225,406	(194,026)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(659)	(862)	203
Income attributable to non-controlling interests, net(D)	(1,126)	(1,671)	545
(A)

The increase primarily was the result of lower impairment charges and lower gain on sale in 2019 offset by the Dividend Trust Portfolio joint venture formed in late 2018.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  In February 2020, the Company sold its interest in the DDRTC Joint Venture, which owned 21 assets, to its joint venture partner.  See “Sources and Uses of Capital” included elsewhere herein.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” of the Company’s consolidated financial statements included herein.
(C)

The Company sold four and 11 assets in 2019 and 2018, respectively.  In addition, in 2018, the Company sold 10 assets to a 20% owned unconsolidated joint venture and recognized a gain of $186.4 million.

(D)	The change from 2018 relates to the redemption of operating partnership units in 2018.

Net Income (in thousands)

	2019	2018	$ Change
Net income attributable to SITE Centers	$100,699	$114,434	$(13,735)

The decrease in net income primarily is attributable to lower gains on sale of real estate, the dilutive impact of the contribution of assets to the Dividend Trust Portfolio joint venture formed in November 2018 and the spin-off of RVI in July 2018 partially offset by lower debt extinguishment charges, transaction costs, impairment charges and interest expense in 2019.

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

In December 2018, the National Association of Real Estate Investment Trusts (“NAREIT”) issued NAREIT Funds From Operations White Paper - 2018 Restatement (the “2018 FFO White Paper”).  The purpose of the 2018 FFO White Paper was not to change the fundamental definition of FFO but to clarify existing guidance and consolidate into a single document, alerts and policy bulletins issued by NAREIT since the last FFO white paper was issued in 2002.  The 2018 FFO White Paper was effective starting with first quarter 2019 reporting.  The changes to the Company’s calculation of FFO resulting from the adoption of the 2018 FFO White Paper relate to the exclusion of gains or losses on the sale of land as well as related impairments, gains or losses from changes in control and the reserve adjustment of preferred equity interests.  The Company adopted changes in its calculation of FFO in 2019 on a retrospective basis.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, including reserve adjustments of preferred equity interest, (iv) gains and losses from changes in control and (v) certain non-cash items.  These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.  The Company’s calculation of FFO is consistent with the definition of FFO provided by NAREIT.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	$ Change
FFO attributable to common shareholders	$229,761	$191,838	$37,923
Operating FFO attributable to common shareholders	233,363	307,274	(73,911)

The increase in FFO primarily was attributable to higher debt extinguishment and transaction costs in 2018 partially offset by the dilutive impact of the Dividend Trust Portfolio transaction and the RVI spin-off in 2018.  The decrease in Operating FFO primarily was attributable to the dilutive impact of the Dividend Trust Portfolio transaction and the RVI spin-off, partially offset by lower interest expense and higher fee income.

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

	For the Year Ended December 31,
	2019	2018
Net income attributable to common shareholders	$61,292	$80,903
Depreciation and amortization of real estate investments	158,813	236,151
Equity in net income of joint ventures	(11,519)	(9,365)
Joint ventures' FFO(A)	33,528	27,982
Non-controlling interests (OP Units)	113	615
Impairment of real estate	3,370	69,324
Reserve of preferred equity interests	15,544	11,422
Gain on disposition of real estate, net	(31,380)	(225,194)
FFO attributable to common shareholders	229,761	191,838
RVI disposition and refinancing fees	(5,152)	(2,959)
Mark-to-market adjustment (PRSUs)	1,891	—
Hurricane property (income) loss, net(B)	(885)	639
Debt extinguishment, transaction, other, net(C)	632	112,096
Separation charges	—	4,641
Joint ventures – debt extinguishment and other, net	(60)	1,019
Write-off of preferred share original issuance costs	7,176	—
Non-operating items, net	3,602	115,436
Operating FFO attributable to common shareholders	$233,363	$307,274

(A)

At December 31, 2019 and 2018, the Company had an economic investment in unconsolidated joint venture interests related to 100 and 106 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Net income (loss) attributable to unconsolidated joint ventures	$77,042	$(73,582)
Depreciation and amortization of real estate investments	149,749	145,849
Impairment of real estate	13,807	177,522
Gain on disposition of real estate, net	(67,011)	(93,753)
FFO	$173,587	$156,036
FFO at SITE Centers' ownership interests	$33,528	$27,982
Operating FFO at SITE Centers' ownership interests	$33,468	$29,001

(B)	The hurricane property loss is summarized as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Lost tenant revenue	$—	$6,705
Clean-up costs and other uninsured expenses	—	818
Business interruption income	(885)	(6,884)
	$(885)	$639

(C)	Amounts included in other income/expense are as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Debt extinguishment costs, net	$417	$68,220
Transaction costs – RVI spin-off	—	37,032
Transaction and other expense, net	215	6,844
	$632	$112,096

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

SSNOI is not, and is not intended to be, a presentation in accordance with GAAP.  SSNOI information has its limitations as it excludes any capital expenditures associated with the re-leasing of tenant space or as needed to operate the assets.  SSNOI does not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  Management does not use SSNOI as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities.  SSNOI does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  SSNOI should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  A reconciliation of NOI and SSNOI to their most directly comparable GAAP measure of net income (loss) has been provided.

Reconciliation Presentation

The Company’s reconciliation of net income (loss) computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2019	2018
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$100,699	$114,434	$100,699	$114,434
Fee income	(59,352)	(45,511)	(59,352)	(45,511)
Interest income	(18,009)	(20,437)	(18,009)	(20,437)
Interest expense	84,721	141,305	84,721	141,305
Depreciation and amortization	165,087	242,102	165,087	242,102
General and administrative	58,384	61,639	58,384	61,639
Other (income) expense, net	(357)	110,895	(357)	110,895
Impairment charges	3,370	69,324	3,370	69,324
Hurricane property loss	—	817	—	817
Equity in net income of joint ventures	(11,519)	(9,365)	(11,519)	(9,365)
Reserve of preferred equity interests	15,544	11,422	15,544	11,422
Tax expense	659	862	659	862
Gain on disposition of real estate, net	(31,380)	(225,406)	(31,380)	(225,406)
Income from non-controlling interests	1,126	1,671	1,126	1,671
Consolidated NOI	$308,973	$453,752	$308,973	$453,752
SITE Centers' consolidated joint venture	—	—	(1,787)	(1,620)
Consolidated NOI, net of non-controlling interests	$308,973	$453,752	$307,186	$452,132

Net income (loss) from unconsolidated joint ventures	$77,042	$(73,582)	$10,504	$(2,551)
Interest expense	93,887	96,312	16,408	15,229
Depreciation and amortization	149,749	145,849	24,186	20,093
Impairment charges	13,807	177,522	2,530	23,747
Preferred share expense	21,832	24,875	1,092	1,244
Other expense, net	20,563	24,891	3,978	4,263
Gain on disposition of real estate, net	(67,011)	(93,753)	(4,180)	(13,749)
Unconsolidated NOI	$309,869	$302,114	$54,518	$48,276

Total Consolidated + Unconsolidated NOI			$361,704	$500,408
Less: Non-Same Store NOI adjustments			(38,701)	(188,675)
Total SSNOI			$323,003	$311,733

SSNOI % Change			3.6%
The increase in SSNOI at the Company’s effective ownership interest for the year ended 2019 as compared to 2018 primarily is due to increases in the base rent per occupied square foot through lease renewal activity, rent commencement with respect to new leases, increased percentage and overage rents, non-recurring tenant bankruptcy settlements and bad debt favorability.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.8 billion at December 31, 2019, compared to $1.9 billion at December 31, 2018.

Revolving Credit Facilities

In 2019, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new or existing lenders agree to provide the incremental commitments) and was amended to extend the maturity date to January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions), and to reduce the interest rate margins applicable to drawn amounts.  The Company also amended its existing unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) to reflect substantially the same terms as those contained in the amended and restated Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.9% at December 31, 2019), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at December 31, 2019).  The Company also pays an annual facility fee (0.20% at December 31, 2019) on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2019, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company believes it will continue to operate in compliance with these covenants in 2020.

Consolidated Indebtedness – as of December 31, 2019

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

At December 31, 2019, the Company had $40.1 million of consolidated mortgage debt maturing in 2020, which amount was repaid in January 2020.  The Company has addressed all of its outstanding consolidated debt maturities through June 2021.  The Company had cash and cash equivalents of $16.1 million at December 31, 2019, as well as $965.0 million of borrowing capacity available on the Revolving Credit Facilities at December 31, 2019.  In February 2020, the Company announced its intention to redeem all $200 million aggregate principal amount outstanding of its 4.625% senior unsecured notes due 2022.

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

Unconsolidated Joint Ventures Mortgage Indebtedness – as of December 31, 2019

The outstanding indebtedness of the Company’s unconsolidated joint ventures at December 31, 2019, which matures in the subsequent 14-month period (i.e., through February 27, 2021), is as follows (in millions):

	Outstanding at December 31, 2019	At SITE Centers' Share
DDR – Domestic Retail Fund I, LLC(A)	$293.7	$58.7
BRE DDR Retail Holdings IV(B)	93.0	4.7
DDR – SAU Retail Fund, LLC(A)	21.0	4.2
Total debt maturities through February 2021	$407.7	$67.6
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)

In January 2020, $2.1 million was repaid as part of the loan extension.  Amount was funded from restricted cash held in escrow by the lender.  Remainder expected to be extended at the joint venture’s option in accordance with the loan agreement.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Cash flow provided by operating activities	$270,154	$263,418
Cash flow (used for) provided by investing activities	(10,395)	818,328
Cash flow used for financing activities	(254,278)	(1,162,816)

Changes in cash flow for the year ended December 31, 2019, compared to the prior year are as follows:

Operating Activities:  Cash provided by operating activities increased $6.7 million primarily due to the following:

•	Impact of asset sales and the spin-off of assets to RVI;
•	Reduction in interest expense and
•	Reduction in general and administrative expenses.

Investing Activities:  Cash provided by investing activities decreased $828.7 million primarily due to the following:

•	Increase in real estate acquired of $40.6 million;
•	Decrease in proceeds from disposition of real estate of $828.5 million and
•	Increase in net transactions with RVI of $67.3 million due to repayment of 2018 advances.

Financing Activities:  Cash used for financing activities decreased $908.5 million primarily due to the following:

•	Decrease in net debt repayments, including loan costs of $743.1 million;
•	Decrease in dividends paid of $100.6 million and
•	Decrease in contribution of assets to RVI of $52.4 million.

RVI Preferred Shares

In 2018, RVI issued to the Company 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”), which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to July 1, 2018, exceed $2.0 billion.  Notwithstanding the foregoing, the RVI

Preferred Shares are entitled to receive dividends only when, as and if declared by the Board of Directors of RVI, and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $179.5 million in 2019, as compared to $248.0 million of cash dividends paid in 2018.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2019.

The Company declared cash dividends of $0.80 per common share in 2019.  In February 2020, the Company declared its first quarter 2020 dividend of $0.20 per common share payable on April 2, 2020, to shareholders of record at the close of business on March 10, 2020.  The Board of Directors of the Company intends to monitor the dividend policy in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Common Shares and Common Share Repurchase Program

The Company has a $250.0 million continuous equity program.  At February 14, 2020, the Company had all $250.0 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program.  Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its common shares.  Through December 31, 2019, the Company had repurchased under this program 4.3 million of its common shares in open market transactions at an aggregate cost of approximately $50.4 million.

SOURCES AND USES OF CAPITAL

2019 Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Equity Transactions

In 2019, the Company issued 13.225 million common shares resulting in net proceeds of $194.6 million.

In 2019, the Company redeemed all of its 6.50% Class J Cumulative Redeemable Preference Shares having a $200.0 million aggregate liquidation preference (the “Class J Preferred Shares”) at a redemption price of $500 per Class J Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.7917 per Class J Preferred Share (or $0.1896 per depositary share).  The Company recorded a non-cash charge of $7.2 million to net income attributable to common shareholders, which represents the difference between the redemption price and the carrying amount immediately prior to redemption.

Acquisitions

In 2019, the Company purchased three shopping centers (Tampa, Florida; Portland, Oregon and Austin, Texas) for an aggregate purchase price of $85.1 million.

Proceeds from Transactional Activity

In 2019, the Company sold four consolidated shopping center properties, aggregating 0.5 million square feet, which, together with land sales, generated proceeds totaling $105.8 million.  The Company recorded a net gain of $31.4 million.  In addition, three of the Company’s unconsolidated joint ventures sold six shopping center assets, aggregating 2.3 million square feet, which, together with land sales generated proceeds totaling $356.3 million, of which the Company’s proportionate share of the proceeds was $32.2 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  The asset sales from the joint ventures with Blackstone resulted in preferred equity repayments received by the Company of $61.4 million.

In 2019, the Company received $34.0 million from RVI for repayment of receivables established at the time of the spin‑off transaction.  In 2019, the Company also received $12.0 million related to the repayment of a third-party loan investment.

The Company also reached agreement in 2019 to sell its 15% stake in the DDRTC Joint Venture to its partner, TIAA-CREF, based on a gross fund value of $1.14 billion, which included $184.9 million of mortgage debt at December 31, 2019.  As of December 31, 2019, the DDRTC Joint Venture was composed of 21 assets, totaling 7.1 million square feet.  Fee income from this joint venture was approximately $10.3 million for the year ended December 31, 2019.  The joint venture’s mortgage debt was assumed by TIAA-CREF at closing.  The transaction closed on February 19, 2020.

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

Redevelopment Opportunities

A key component to the Company’s strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the real estate.  The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  The Company will continue to closely monitor its expected spending in 2020 for redevelopments, as the Company considers this funding to be discretionary spending.  The Company does not anticipate expending significant funds on joint venture redevelopment projects in 2020.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At December 31, 2019, the $881.4 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development.

Included in Construction in Progress and Land at December 31, 2019, was approximately $8 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at December 31, 2019, the Company had invested approximately $77 million in various consolidated active redevelopment projects.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At December 31, 2019, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2019
The Collection at Brandon Boulevard (Tampa, Florida)	4Q20	$27,732	$18,155
1000 Van Ness (San Francisco, California)	2Q20	4,810	—
West Bay Plaza (Phase II) (Cleveland, Ohio)	2Q22	12,000	1,660
Woodfield Village Green (Chicago, Illinois)	3Q23	11,856	53
Shoppers World (Boston, Massachusetts)	TBD	20,426	1,950
Sandy Plains Village (Atlanta, Georgia)	TBD	8,556	1,167
Perimeter Pointe (Atlanta, Georgia)	TBD	9,833	917
Total		$95,213	$23,902

For redevelopment assets completed in 2019, the assets placed in service were completed at a cost of approximately $153 per square foot.

Transactions with Blackstone

The Company has invested in two joint venture arrangements with Blackstone.  The joint ventures are structured with Blackstone-affiliated entities owning 95% of the common equity and a consolidated affiliate of SITE Centers owning the remaining 5%.  SITE Centers also invested preferred equity in each joint venture.  For both joint ventures, the preferred equity has a fixed preferred dividend rate of 8.5% per annum that is comprised of two components, a cash dividend rate of 6.5% and an accrued PIK of 2.0%.  The Company no longer recognizes the accrued PIK as income due to the valuation allowance.  For additional information on Preferred Investment and allowance, see Note 3, “Investments in and Advances to Joint Ventures” to the Company’s consolidated financial statements included herein.

Blackstone continues to evaluate its strategy with respect to the assets held in these joint ventures, which is likely to result in the sale of additional assets in 2020.  Any resulting proceeds of any such sales would first be used to repay the related first mortgage debt, and then a portion of the remaining funds would be used to repay SITE Centers’ preferred equity pursuant to the joint venture agreement terms.  Any repayment of the preferred equity would reduce the amount of interest income recorded by the Company.

2018 Strategic Transaction Activity

Spin-off of RVI

On July 1, 2018, the Company completed the spin-off of 48 assets as a separate, publicly-traded company, RVI.  In connection with the spin-off, the Company and RVI entered into a separation and distribution agreement pursuant to which, among other things, the Company agreed to transfer the properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of the Company’s common shares as of the close of business on June 26, 2018, the record date.  On the spin-off date, holders of the Company’s common shares received one common share of RVI for every ten shares of the Company’s common stock held on the record date.  In connection with the spin-off, the Company retained the RVI Preferred Shares which have an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which the Company manages RVI and its properties.  Pursuant to these management agreements, the Company provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  In general, either the Company or RVI may terminate the management agreement on June 30, 2020, or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Acquisitions

In 2018, the Company acquired three assets from two of the Company’s unconsolidated joint ventures for an aggregate of $35.1 million.

Dividend Trust Portfolio Joint Venture

In 2018, the Company contributed 10 properties, aggregating 3.4 million square feet of Company-owned GLA, into a 20% owned unconsolidated joint venture, Dividend Trust Portfolio JV LP (the “Dividend Trust Portfolio joint venture”) which was valued at $607.2 million.  Concurrent with its formation, the Dividend Trust Portfolio joint venture entered into a $364.3 million mortgage.  The Company provides leasing and property management services to the Dividend Trust Portfolio joint venture.  The Company receives asset management and property management fees from the Dividend Trust Portfolio joint venture.

Dispositions

In 2018, the Company sold 21 wholly-owned shopping center properties of which ten properties were sold to the Dividend Trust Portfolio joint venture discussed above.  The sales of the remaining 11 shopping centers, aggregating 2.4 million square feet, which, together with land sales, generated proceeds totaling $348.2 million.  The Company recorded a net gain of $39.0 million.

In addition, in 2018, three of the Company’s unconsolidated joint ventures sold 37 shopping center assets, aggregating 4.7 million square feet, which together with land sales generated proceeds totaling $751.4 million, $150.3 million at the Company’s pro rata share (including repayment of the Company’s preferred equity investments in the Blackstone joint ventures).  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.

Development and Redevelopments

The Company invested an aggregate of $74.2 million in various development and redevelopment projects on a net basis during 2018.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.6 billion and $2.2 billion at December 31, 2019 and 2018, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At December 31, 2019, the Company’s capitalization consisted of $1.9 billion of debt, $325.0 million of preferred shares and $2.7 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $14.02, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2019), resulting in a debt to total market capitalization ratio of 0.38 to 1.0, as compared to the ratio of 0.43 to 1.0 at December 31, 2018.  The closing price of the Company’s common shares on the New York Stock Exchange was $11.07 at December 31, 2018.  At December 31, 2019 and 2018, the Company’s total debt consisted of $1.8 billion and $1.7 billion of fixed-rate debt, respectively, and $0.1 billion and $0.2 billion of variable-rate debt, respectively.  In 2019, the Company redeemed all of its outstanding Class J Preferred Shares and issued approximately 13.2 million common shares resulting net proceeds of $194.6 million.

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

The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in mergers and certain acquisitions and make distribution to its shareholders.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  In addition, certain of the Company’s credit facilities and indentures permit the acceleration of maturity in the event certain other debt of the Company is in default or has been accelerated.  Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its Revolving Credit Facilities, term loan, fixed-rate senior notes and mortgages payable with maturities up to 10 years.  In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$1,855.4	$41.7	$244.4	$257.5	$1,311.8
Interest payments(A)	405.7	75.7	143.1	115.8	71.1
Operating leases	137.2	4.4	8.4	7.0	117.4
Total	$2,398.3	$121.8	$395.9	$380.3	$1,500.3

(A)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2019, including capitalized interest.  For variable-rate debt, the rate in effect at December 31, 2019, is assumed to remain in effect until the respective initial maturity date of each instrument.

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

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $8.1 million for its consolidated properties at December 31, 2019.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

At December 31, 2019, the Company had letters of credit outstanding of $13.2 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.5 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with its four executive officers.  These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses.  These employment agreements also provide for certain perquisites (e.g., disability insurance coverage, car service, reimbursement of life insurance premiums, etc.) and severance payments and benefits for various departure scenarios.  The employment agreements for the Company’s President and Chief Executive Officer and Chief Operating Officer extend through March 1, 2021.  The employment agreements for the Company’s Chief Financial Officer and Chief Accounting Officer extend through November 2022 and December 2021, respectively.  All of the agreements are subject to termination by either the Company or the executive without cause upon at least 90 days’ notice subject to the payment of severance and other amounts to the executive under certain circumstances.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and e-commerce distribution, the Company continues to believe there is healthy tenant demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  This is evidenced by the continued stable leasing volumes of new leases and renewals aggregating approximately three million and four million square feet of space for the years ended December 31, 2019 and 2018, respectively, on a pro rata basis.  The Company also benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.9% and Bed Bath & Beyond at 3.3%).  Other significant tenants include Best Buy, Ross Stores, GAP, Nordstrom Rack, Kroger, Whole Foods, Home Depot and Lowe’s, all of which have relatively strong credit ratings, remain well-capitalized and have outperformed other retail categories.  The Company expects these tenants to continue to provide a stable revenue base given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform even in a cyclical downturn.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  In many cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity, such as re-leasing space at higher rents to stronger retailers or redevelopment as the loss of a tenant or downsizing of space can adversely affect the Company (see Item 1A. Risk Factors).

The Company believes that its shopping center portfolio is strong, as evidenced by the historical occupancy rates and consistent growth in the average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At December 31, 2019 and 2018, the shopping center portfolio occupancy was 90.8% and 89.9%, respectively, and total portfolio average annualized base rent per occupied square foot was $18.25 and $17.86, respectively, on a pro rata basis.  Although, the Company’s portfolio has been impacted by anchor tenant bankruptcies, lease expirations and asset sales and the Company has had to invest capital to re-lease anchor units, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during 2019 was $2.56 per rentable square foot on a pro rata basis, as compared to $2.34 per rentable square foot on a pro rata basis in 2018, reflecting a higher proportion of new leases executed with anchor tenants in 2019.  The Company generally does not expend a significant amount of capital on lease renewals.  The quality of the property revenue stream is high and consistent, as it is generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

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

•

Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture or may seek to terminate the joint venture resulting in a loss to the Company of property revenues and management fees.  The partner could cause a default under the joint venture loan for reasons outside the Company’s control.  Furthermore, the Company could be required to reduce the carrying value of its equity investments, including preferred investments, if a loss in the carrying value of the investment is realized;

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
•

Property damage, expenses related thereto, and other business and economic consequences (including the potential loss of revenue) resulting from extreme weather conditions or natural disasters in locations where the Company owns properties may adversely affect the Company’s results of operations and financial condition;

•

Sufficiency and timing of any insurance recovery payments related to damages and lost revenues from extreme weather conditions or natural disasters may adversely affect the Company’s results of operations and financial condition;

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

•	Changes in accounting or other standards may adversely affect the Company’s business;
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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2019				December 31, 2018
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,742.8	5.3	4.3%	94.3%	$1,734.7	6.3	4.3%	92.1%
Variable-Rate Debt	$104.5	3.1	2.8%	5.7%	$149.7	3.1	3.8%	7.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value, is summarized as follows:

	December 31, 2019				December 31, 2018
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$1,032.8	$211.6	4.2	4.3%	$1,156.0	$218.6	5.1	4.3%
Variable-Rate Debt	$607.3	$73.9	0.8	3.5%	$1,056.5	$141.3	0.6	4.2%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2019 and 2018, is summarized as follows (in millions):

	December 31, 2019			December 31, 2018
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,742.8	$1,840.9	$1,756.9	$1,734.7	$1,729.1	$1,638.7
Company's proportionate share of joint venture fixed-rate debt	$211.6	$213.3	$205.9	$218.6	$214.9	$206.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2019, would result in an increase in interest expense of approximately $1.1 million for the Company and $0.7 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2019.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2019, the Company had no other material exposure to market risk.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Eight Directors—Nominees for Election at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2020 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2020 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2020 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the Company’s existing stock compensation plans, as of December 31, 2019, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,379,221	(2)	$26.42	(3)	3,738,637	(4)
Equity compensation plans not approved by security holders	—		—		N/A
Total	2,379,221		$26.42		3,738,637

(1)

Includes the Company’s 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan, 2012 Equity and Incentive Compensation Plan and 2019 Equity and Incentive Compensation Plan.

(2)

Includes 349,846 stock options outstanding, 693,873 restricted stock units that are expected to be settled in shares upon vesting and 1,335,502 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution).

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

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Eight Directors—Transactions with the Otto Family” and “Proposal One: Election of Eight Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related Party Transactions” sections of the Company’s 2020 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2020 Proxy Statement.

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
4.27

Twentieth Supplemental Indenture, dated as of May 26, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on May 26, 2017; File No. 001-11690)
4.28

Twenty-first Supplemental Indenture, dated as of August 16, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on August 16, 2017; File No. 001-11690)
4.29

Twenty-second Supplemental Indenture, dated as of February 16, 2018, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4.30	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4.31	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4.32	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4.33	Third Amended and Restated Credit Agreement, dated as of July 26, 2019, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Current Report on Form 8-K (Filed with the SEC on July 29, 2019; File No. 001-11690)
4.34	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Submitted electronically herewith
10.1	Directors’ Deferred Compensation Plan (Amended and Restated as of November 8, 2000)*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10.2	Instrument of Termination of the Directors Deferred Compensation Plan*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.3	2005 Directors’ Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.4	Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.5	Adoption Agreement Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.6	2005 Equity Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.7	Amended and Restated 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of December 31, 2009)*	Annual Report on Form 10-K (Filed with the SEC on February 26, 2010; File No. 001-11690)
10.8	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10.9	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10.10	2019 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-231319 (Filed with the SEC on May 9, 2019)
10.11	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.12	Form of Restricted Share Units Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10.13	Form of Restricted Share Units Award Memorandum*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10.14	Form of 2012 Plan Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.15	Form of 2012 Plan Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.16	Form of 2012 Plan Performance-Based Restricted Share Units Adjustment Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC on August 3, 2018; File No. 001-11690)
10.17	Form of 2012 Plan Performance Shares Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.18	Form of 2012 Plan Performance Shares Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.19	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.20	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10.21	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.22	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – COO *	Quarterly Report on 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
10.23	Form of 2019 Plan Restricted Share Units Award Memorandum*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.24	Form of 2019 Plan Restricted Share Units Award Memorandum – CFO*	Submitted electronically herewith
10.25	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum – CEO*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.26	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum – COO*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.27	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10.28	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.29	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10.30	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.31	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10.32	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10.33	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and Michael A. Makinen*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10.34	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and Matthew L. Ostrower*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10.35	Employment Agreement, dated November 6, 2019, by and between SITE Centers Corp. and Conor Fennerty*	Current Report on Form 8-K (Filed with the SEC on November 6, 2019; File No. 001-11690)
10.36	Employment Agreement, dated December 1, 2016, by and between DDR Corp. and Christa A. Vesy*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10.37	First Amendment to Employment Agreement, dated February 27, 2018, by and between the Company and Christa A. Vesy*	Current Report on Form 8-K (Filed with the SEC on February 28, 2018; File No. 001-11690)
10.38	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017; File No. 001-11690)
10.39	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10.40	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10.41	External Management Agreement, dated July 1, 2018, by and between Retail Value Inc. and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on July 3, 2018; File No. 001-11690)
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

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

To the Board of Directors and Shareholders of SITE Centers Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Impairment Assessment

As described in Notes 1 and 14 to the consolidated financial statements, the Company recorded impairment charges totaling $3.4 million for the year ended December 31, 2019. Management reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, estimated hold periods, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation as well as the projected property net operating income and expected hold period. For projects under development or not at stabilization, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.

The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate is a critical audit matter are (i) there was significant judgment by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable, which led to a high degree of auditor judgment and subjectivity in applying procedures relating to the determination of those events or changes in circumstances, and (ii) significant auditor judgment and audit effort was necessary to evaluate the audit evidence for management’s intent with respect to holding or disposing of real estate assets, and capitalization rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s identification of events or changes in circumstances that indicate the carrying amounts may not be recoverable, and real estate impairment assessments, including management’s controls over property valuations, if applicable. These procedures also included, among others, testing management’s process for identifying investments in real estate to be evaluated for impairment.  Testing management’s process included evaluating management’s intent with respect to holding or disposing of real estate assets, evaluating the reasonableness of capitalization rates, as well as evaluating the completeness and accuracy of underlying data used in management’s assessment.

Reserve of Preferred Equity Interests

As described in Notes 1, 3, and 14 to the consolidated financial statements, the Company has recorded a valuation allowance on each of the BRE DDR III and BRE DDR IV preferred investment interests of $78.2 million and $9.7 million, respectively, or $87.9 million in the aggregate on a net basis as of December 31, 2019, and an aggregate valuation allowance of $15.5 million was recorded for the year ended December 31, 2019. Management reassesses the aggregate valuation allowance quarterly based upon actual timing and values of recent property sales as well as current market assumptions. The valuation techniques used to value the collateral include discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties. In addition, management performs an additional present value calculation of cash flows for the underlying collateral value that is probability-weighted based upon management’s estimate of the repayment timing. The preferred equity interests are considered impaired if management’s estimate of the fair value of the underlying collateral is less than the carrying value of the preferred equity interests.  For the valuation of the preferred equity interests, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.

The principal considerations for our determination that performing procedures relating to the reserve of preferred equity interests is a critical audit matter are (i) there was a significant amount of judgment by management when developing the significant assumptions, including exit capitalization rates, discount rates, repayment timing and probability weighting, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to the significant assumptions;  (ii) significant audit effort was necessary  in evaluating audit evidence relating to the exit capitalization rates, discount rates, repayment timing and probability weighting  assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to the reserve of preferred equity interests, including the valuation of the collateral.  These procedures also included, among others, testing management’s process for determining the reserve on the preferred equity interests, including evaluating management’s process for determining the probability-weighting for repayment timing based on evidence obtained for the exit capitalization rate and discount rate assumptions. Professionals with specialized skill and knowledge were used to assist in the evaluation of the model and certain significant assumptions, including the exit capitalization rates and discount rates to value the collateral.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 27, 2020

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2019	2018
Assets
Land	$881,397	$873,548
Buildings	3,277,440	3,251,030
Fixtures and tenant improvements	491,312	448,371
	4,650,149	4,572,949
Less: Accumulated depreciation	(1,289,148)	(1,172,357)
	3,361,001	3,400,592
Construction in progress and land	59,663	54,917
Total real estate assets, net	3,420,664	3,455,509
Investments in and advances to joint ventures, net	294,495	329,623
Investment in and advances to affiliate	190,105	223,985
Cash and cash equivalents	16,080	11,087
Restricted cash	3,053	2,563
Accounts receivable	60,594	67,335
Other assets, net	108,631	116,229
	$4,093,622	$4,206,331
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,647,963	$1,646,007
Term loan, net	99,460	49,655
Revolving credit facilities	5,000	100,000
	1,752,423	1,795,662
Mortgage indebtedness, net	94,874	88,743
Total indebtedness	1,847,297	1,884,405
Accounts payable and other liabilities	220,811	203,662
Dividends payable	44,036	45,262
Total liabilities	2,112,144	2,133,329
Commitments and contingencies (Note 11)
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	175,000	175,000
Class J—6.50% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2018	—	200,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 193,823,409 and 184,711,545 shares issued at December 31, 2019 and December 31, 2018, respectively	19,382	18,471
Additional paid-in capital	5,700,400	5,544,220
Accumulated distributions in excess of net income	(4,066,099)	(3,980,151)
Deferred compensation obligation	7,929	8,193
Accumulated other comprehensive loss	(491)	(1,381)
Less: Common shares in treasury at cost: 325,318 and 3,373,114 shares at December 31, 2019 and December 31, 2018, respectively	(7,707)	(44,278)
Total SITE Centers shareholders' equity	1,978,414	2,070,074
Non-controlling interests	3,064	2,928
Total equity	1,981,478	2,073,002
	$4,093,622	$4,206,331

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Revenues from operations:
Rental income	$443,421	$650,594	$875,890
Fee and other income	63,682	49,777	37,198
Business interruption income	885	6,884	8,500
	507,988	707,255	921,588
Rental operation expenses:
Operating and maintenance	71,355	104,232	135,141
Real estate taxes	68,308	103,760	128,602
Impairment charges	3,370	69,324	340,480
Hurricane property and impairment loss, net	—	817	5,930
General and administrative	58,384	61,639	77,028
Depreciation and amortization	165,087	242,102	346,204
	366,504	581,874	1,033,385
Other income (expense):
Interest income	18,009	20,437	28,364
Interest expense	(84,721)	(141,305)	(188,647)
Other income (expense), net	357	(110,895)	(68,003)
	(66,355)	(231,763)	(228,286)
Income (loss) before earnings from equity method investments and other items	75,129	(106,382)	(340,083)
Equity in net income of joint ventures	11,519	9,365	8,837
Reserve of preferred equity interests, net	(15,544)	(11,422)	(61,000)
Gain on sale and change in control of interests, net	—	—	368
Gain on disposition of real estate, net	31,380	225,406	161,164
Income (loss) before tax expense	102,484	116,967	(230,714)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(659)	(862)	(12,418)
Net income (loss)	$101,825	$116,105	$(243,132)
(Income) loss attributable to non-controlling interests, net	(1,126)	(1,671)	1,447
Net income (loss) attributable to SITE Centers	$100,699	$114,434	$(241,685)
Write-off of preferred share original issuance costs	(7,176)	—	—
Preferred dividends	(32,231)	(33,531)	(28,759)
Net income (loss) attributable to common shareholders	$61,292	$80,903	$(270,444)

Per share data:
Basic	$0.33	$0.43	$(1.48)
Diluted	$0.33	$0.43	$(1.48)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income (loss)	$101,825	$116,105	$(243,132)
Other comprehensive income:
Foreign currency translation, net	421	314	1,547
Reclassification adjustment for foreign currency translation included in net income	—	(1,160)	—
Change in fair value of interest-rate contracts	—	(10)	1,002
Change in cash flow hedges reclassed to earnings	469	469	828
Total other comprehensive income (loss)	890	(387)	3,377
Comprehensive income (loss)	$102,715	$115,718	$(239,755)
Total comprehensive (income) loss attributable to non-controlling interests	(1,126)	(1,559)	1,156
Total comprehensive income (loss) attributable to SITE Centers	$101,589	$114,159	$(238,599)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SITE Centers Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2016	$350,000	183,149	$18,315	$5,505,154	$(2,632,327)	$15,149	$(4,192)	$(14,584)	$8,497	$3,246,012
Issuance of common shares related to stock plans	—	1,107	111	23,730	—	—	—	6,304	—	30,145
Issuance of preferred shares	175,000	—	—	(6,130)	—	—	—	—	—	168,870
Stock-based compensation, net	—	—	—	8,495	—	(6,372)	—		—	2,123
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(835)	(835)
Dividends declared- common shares	—	—	—	—	(279,930)	—	—	—	—	(279,930)
Dividends declared- preferred shares	—	—	—	—	(29,192)	—	—	—	—	(29,192)
Comprehensive (loss) income	—	—	—	—	(241,685)	—	3,086	—	(1,156)	(239,755)
Balance, December 31, 2017	525,000	184,256	18,426	5,531,249	(3,183,134)	8,777	(1,106)	(8,280)	6,506	2,897,438
Issuance of common shares related to stock plans	—	456	45	5,928	—	—	—	343	—	6,316
Repurchase of common shares	—	—	—	—	—	—	—	(36,341)	—	(36,341)
Stock-based compensation, net	—	—	—	6,163	—	(584)	—	—	—	5,579
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,548)	(3,548)
Redemption of OP Units	—	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared- common shares	—	—	—	—	(214,514)	—	—	—	—	(214,514)
Dividends declared- preferred shares	—	—	—	—	(33,531)	—	—	—	—	(33,531)
RVI spin-off	—	—	—	—	(663,406)					(663,406)
Comprehensive income (loss)	—	—	—	—	114,434	—	(275)	—	1,559	115,718
Balance, December 31, 2018	525,000	184,712	18,471	5,544,220	(3,980,151)	8,193	(1,381)	(44,278)	2,928	2,073,002
Issuance of common shares related to stock plans	—	30	3	145	—	—	—	1,926	—	2,074
Issuance of common shares for cash offering	—	9,081	908	145,048	—	—	—	48,714	—	194,670
Repurchase of common shares	—	—	—	—	—	—	—	(14,069)	—	(14,069)
Redemption of preferred shares	(200,000)	—	—	7,145	(7,176)	—	—	—	—	(200,031)
Stock-based compensation, net	—	—	—	3,842	—	(264)	—	—	—	3,578
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(990)	(990)
Dividends declared- common shares	—	—	—	—	(147,674)	—	—	—	—	(147,674)
Dividends declared- preferred shares	—	—	—	—	(31,797)	—	—	—	—	(31,797)
Comprehensive income	—	—	—	—	100,699	—	890	—	1,126	102,715
Balance, December 31, 2019	$325,000	193,823	$19,382	$5,700,400	$(4,066,099)	$7,929	$(491)	$(7,707)	$3,064	$1,981,478

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income (loss)	$101,825	$116,105	$(243,132)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	165,087	242,102	346,204
Stock-based compensation	9,890	7,468	11,493
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	3,976	16,354	7,472
Loss on debt extinguishment	—	58,656	63,204
Equity in net income of joint ventures	(11,519)	(9,365)	(8,837)
Reserve of preferred equity interests, net	15,544	11,422	61,000
Net gain on sale and change in control of interests	—	—	(368)
Operating cash distributions from joint ventures	12,168	8,799	7,413
Gain on disposition of real estate, net	(31,380)	(225,406)	(161,164)
Impairment charges	3,370	69,324	345,580
Valuation allowance of prepaid tax asset	—	—	10,794
Assumption of buildings due to ground lease terminations	—	(2,150)	(8,585)
Cash paid for interest rate hedging activities	—	(4,538)	—
Change in notes receivable accrued interest	1,348	1,349	(2,705)
Net change in accounts receivable	4,361	(3,687)	2,470
Transaction costs related to RVI spin-off	—	(27,203)	—
Net change in accounts payable and accrued expenses	(4,771)	11,388	(3,661)
Net change in other operating assets and liabilities	255	(7,200)	(16,771)
Total adjustments	168,329	147,313	653,539
Net cash flow provided by operating activities	270,154	263,418	410,407
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(75,623)	(35,069)	(86,079)
Real estate developed and improvements to operating real estate	(109,364)	(123,517)	(115,361)
Proceeds from disposition of real estate	109,509	938,051	624,250
Hurricane property insurance advance proceeds	—	20,193	10,000
Equity contributions to joint ventures	(64,237)	(59,420)	(69,240)
Repayment of joint venture advances, net	62,246	77,151	56,085
Net transactions with RVI	33,596	(33,681)	—
Distributions from unconsolidated joint ventures	22,339	34,620	27,885
Repayment of notes receivable	11,139	—	31,068
Net cash flow (used for) provided by investing activities	(10,395)	818,328	478,608
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(95,000)	100,000	—
Proceeds from issuance of senior notes, net of offering expenses	—	—	791,113
Repayment of senior notes, including repayment costs	—	(1,206,619)	(958,509)
Repayment of term loans and mortgage debt, including repayment costs	(2,372)	(1,006,065)	(542,486)
Payment of debt issuance costs	(4,998)	(32,825)	(7,295)
Proceeds from mortgage payable and term loan	50,000	1,350,000	—
Proceeds from issuance of preferred shares, net of offering expenses	—	—	168,870
Redemption of preferred shares	(200,031)	—	—
Proceeds from issuance of common shares, net of offering expenses	194,598	—	—
(Repurchase) issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	(718)	4,770	21,677
Repurchase of common shares	(14,069)	(36,341)	—
Redemption of operating partnership units	—	(736)	(232)
Contribution of assets to RVI	—	(52,358)	—
Distributions to non-controlling interests and redeemable operating partnership units	(990)	(1,310)	(835)
Dividends paid	(180,698)	(281,332)	(305,819)
Net cash flow used for financing activities	(254,278)	(1,162,816)	(833,516)

Effect of foreign exchange rate changes on cash and cash equivalents	2	(4)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	5,481	(81,070)	55,499
Cash, cash equivalents and restricted cash, beginning of year	13,650	94,724	39,225
Cash, cash equivalents and restricted cash, end of year	$19,133	$13,650	$94,724

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies

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

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers will manage RVI and its properties.  Pursuant to these management agreements, the Company provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  In general, either the Company or RVI may terminate the management agreements on June 30, 2020, or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement, which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $114.0 million and $192.2 million as of December 31, 2019 and 2018, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $13.4 million and $23.9 million of contractual lease payments from Fee and Other Income to Rental Income within total revenues on its consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Accounts payable related to construction in progress	$11.0	$9.3	$13.4
Mortgage assumed, shopping center acquisition	9.1	—	—
Contribution of net assets to RVI	—	663.4	—
Write-off of preferred share original issuance costs (Note 12)	7.2	—	—
Dividends declared, but not paid	44.0	45.3	78.5
Assumption of buildings due to ground lease terminations	—	2.2	8.6
Land acquired by minority interest partner	—	2.3	—
Conversion of Operating Partnership Units	—	0.9	—
Receivable and reduction of real estate assets, net – related to hurricane	—	—	65.9

Real Estate

Real estate assets, which include construction in progress and undeveloped land, are stated at cost less accumulated depreciation.  Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 31.5 to 40 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant expenditures that improve or extend the life of the asset are capitalized.

Construction in Progress and Land includes undeveloped land as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $3.8 million, $5.7 million and $7.4 million in 2019, 2018 and 2017, respectively.

Purchase Price Accounting

The Company’s acquisitions were accounted for as asset acquisitions, and the Company capitalized the acquisition costs incurred.  Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles, generally including above- and below-market leases and in-place leases.  The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition.  In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.  Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases.  The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate.  The value of acquired in-place leases is recorded based on the estimated average number of months of lease-up multiplied by the estimated gross monthly market rental rate for each individual lease.  Such amounts are amortized to expense over the remaining initial lease term.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, estimated hold periods, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an impairment is indicated, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges of $3.4 million, $69.3 million and $340.5 million, related to consolidated real estate investments, during the years ended December 31, 2019, 2018 and 2017, respectively (Note 14).

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year.  This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.  The Company considered the assets associated with the spin-off to RVI in 2018 as held for sale immediately prior to the distribution and therefore recorded an impairment charge of $14.1 million on the RVI portfolio primarily reflecting an estimate of the costs to sell such assets (Note 14). The Company evaluated its property portfolio and did not identify any other properties that would meet the above-mentioned criteria for held for sale as of December 31, 2019 and 2018.

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

Interest paid during the years ended December 31, 2019, 2018 and 2017, aggregated $79.5 million, $148.4 million and $194.7 million, respectively, of which $1.3 million, $1.1 million and $1.9 million, respectively, was capitalized.

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

The RVI Preferred Shares are classified as Investment in and Advances to Affiliate on the Company’s consolidated balance sheets.  The RVI Preferred Shares have a liquidation and dividend preference over the common stock, but do not have any substantive voting rights, with limited exceptions, or conversion rights and do not have a stated coupon.  The RVI Preferred Shares are carried at cost, subject to adjustments in certain circumstances, and will be periodically evaluated for impairment.  Dividend payments up to $190 million received by SITE Centers will be recorded as a reduction of the carrying value.

Preferred Equity Interests

At December 31, 2019, the Company had net preferred equity interests of $112.6 million recorded in Investments in and Advances to Joint Ventures (Note 3).  The Company evaluates the collectability of both the principal and interest on these investments based upon an assessment of the underlying collateral value to determine whether the investment is impaired.  As the underlying collateral for the investments is real estate investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes as disclosed above.  In addition, the Company performs an additional present value of cash flows for the underlying collateral value that is probability-weighted based upon management’s estimate of the repayment timing.  The preferred equity interests are considered impaired if the Company’s estimate of the fair value of the underlying collateral is less than the carrying value of the preferred equity interests.  In 2019, 2018 and 2017, based upon the results of the impairment assessment, the Company recorded an aggregate valuation allowance of $15.5 million, $11.4 million and $61.0 million, respectively, related to both of its preferred equity investments to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022 (Note 14).  Interest income on the impaired investments is recognized on a cash basis.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

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

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Topic 842, rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the probability of collection.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is not considered probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected of $1.0 million and $3.2 million at December 31, 2019 and 2018, respectively.  Accounts receivable are expected to be collected within one year.  The 2019 amount relates to reserves on contract disputes.  At December 31, 2019 and 2018, straight-line rents receivable, net of a provision for uncollectible amounts of $2.8 million and $2.3 million, respectively, aggregated $31.2 million and $31.1 million, respectively.

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

Revenue Recognition

The Company adopted the accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018, using the modified retrospective approach, and therefore, the 2017 comparative information has not been adjusted.  The guidance has been applied to contracts that were not completed as of the date of initial application, January 1, 2018.  Most significantly for the real estate industry, leasing transactions are not within the scope of the standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is governed by the leasing guidance. Historically, the majority of the Company’s lease commission revenue was recognized 50% upon lease execution and 50% upon tenant rent commencement.  Upon adoption of Topic 606, lease commission revenue is generally recognized in its entirety upon lease execution.

Rental Income

•

Fixed lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers, are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.

•	Variable lease payments, which include percentage and overage income, recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.
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

Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value.  The forfeiture rate is based on actual expectations.

Under the anti-dilution provisions of the Company’s equity incentive plan, stock-based compensation was adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The adjustments were made so as to retain the same intrinsic value immediately after the spin-off to that the award had immediately prior to the spin-off.  Certain awards are dual-indexed to both the Company and RVI results and accounted for as liability awards and marked to fair value on a quarterly basis.

Stock-based compensation cost recognized by the Company was $9.2 million, $7.7 million and $11.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.  These amounts include $1.4 million and $5.5 million of expense related to the accelerated vesting of awards due to employee separations in 2018 and 2017, respectively.  This cost is included in General and Administrative Expenses in the Company’s consolidated statements of operations.

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

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.  For the three years ended December 31, 2019, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2016 and forward.

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

Segments

The Company has two reportable operating segments: shopping centers and loan investments.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center, on a stand-alone basis, represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

New Accounting Standard Adopted

Accounting for Leases

The Company adopted Topic 842, as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.  The Company elected the following practical expedients permitted under the transition guidance within the new standard:

•	The package of practical expedients which, among other things, allowed the Company to carry forward the historical lease classification;
•	Land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and
•	To not separate lease and non-lease components for all leases and recording the combined component based on its predominant characteristics as rental income or expense.

The Company did not adopt the practical expedient to use hindsight in determining the lease term.

The Company made the following accounting policy elections in connection with the adoption:

•	As a lessee — the short-term lease exception for the Company’s office leases;
•

As a lessor — to include operating lease liabilities in the asset group and include the associated operating lease payments in the undiscounted cash flows when considering recoverability of a long-lived asset group and

•

As a lessor — to exclude from lease payments taxes assessed by a governmental authority that are both imposed on and concurrent with lease revenue-producing activity and collected by the lessor from the lessee (i.e., sales tax).

Upon adoption of the standard, the Company’s consolidated financial statements were impacted as follows:

•

The Company had ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at three shopping centers and three additional leases where the Company is the lessee (Note 7), where the Company has recorded its rights and obligations under these leases as a right-of-use (“ROU”) asset and lease liability, which is included in Other Assets and Accounts Payable and Other Liabilities, respectively, in the consolidated balance sheet.  Previously, the Company accounted for these arrangements as operating leases.  These leases will continue to be classified as operating leases due to the election of the package practical expedients.  The Company recorded ROU assets and lease liabilities of approximately $22.0 million and $40.3 million, respectively, as of January 1, 2019.  The difference between the ROU asset and lease liability was primarily due to the straight-line rent balance that existed as of the date of the application of the standard.

•

Previously, the Company included real estate taxes paid by a lessee directly to a third party in recoveries from tenants and real estate tax expense, on a gross basis.  Upon adoption of the standard, the Company no longer records these amounts in revenue or expense as the standard precludes the Company from recording payments made to a third party directly by the lessee.  In addition, on January 1, 2019, the Company reversed $1.7 million of real estate taxes paid by certain major tenants previously reflected in Accounts Receivable and Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet as of December 31, 2018.

•

Upon adoption of the practical expedient with regard to not separating lease and non-lease components, where applicable, the Company has prospectively recorded, on a straight-line basis, lease payments associated with fixed expense reimbursements.

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

New Accounting Standard to Be Adopted

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (ASU 2016-13, Financial Instruments – Credit Losses, “Topic 326”).  The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.  The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected.  This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326.  The Company has determined that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

2.	Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018. For the real estate industry, leasing transactions fall under Topic 842 (Note 1), which has been adopted at January 1, 2019. Therefore, Fee and Other Income on the consolidated statements of operations was the revenue stream impacted by ASC 606 and includes revenue from contracts with customers and other property-related income, primarily composed of theater income, and is recognized in the period earned.  Fee and Other Income is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Revenue from contracts:
Asset and property management fees	$42,355	$31,751	$21,494
Leasing commissions	6,300	6,380	7,138
Development fees	2,019	1,638	1,921
Disposition fees	3,454	2,959	—
Credit facility guaranty and refinancing fees	1,860	60	—
Total revenue from contracts with customers	55,988	42,788	30,553
Other property income:
Other	7,694	6,989	6,645
Total fee and other income	$63,682	$49,777	$37,198

The aggregate amount of receivables from contracts with customers was $1.4 million and $1.8 million as of December 31, 2019 and 2018, respectively.

Contract assets are included in Other Assets, net on the consolidated balance sheets.  The significant changes in the leasing commission balances during the year ended December 31, 2019, are as follows (in thousands):

Balance as of January 1, 2019	$1,397
Contract assets recognized	1,488
Contract assets billed	(1,784)
Balance as of December 31, 2019	$1,101

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

3.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2019, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
DDRTC Core Retail Fund, LLC(A)	TIAA – CREF	15.0%	21
DDRM Properties	Madison International Realty	20.0	35
BRE DDR Retail Holdings III	Blackstone Real Estate Partners	5.0	13
BRE DDR Retail Holdings IV	Blackstone Real Estate Partners	5.0	5
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.0	10
DDR – SAU Retail Fund, LLC	State of Utah	20.0	12
Other Joint Venture Interests	Various	20.0–79.45	4

(A)	In February 2020, the Company sold its interest to its joint venture partner (Note 19).

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2019	2018
Condensed Combined Balance Sheets
Land	$895,427	$1,004,289
Buildings	2,583,053	2,804,027
Fixtures and tenant improvements	233,303	221,412
	3,711,783	4,029,728
Less: Accumulated depreciation	(949,879)	(935,921)
	2,761,904	3,093,807
Construction in progress and land	58,855	56,498
Real estate, net	2,820,759	3,150,305
Cash and restricted cash	109,260	94,111
Receivables, net	37,191	44,702
Other assets, net	147,129	186,693
	$3,114,339	$3,475,811

Mortgage debt	$1,640,146	$2,212,503
Notes and accrued interest payable to the Company	4,975	5,182
Other liabilities	142,754	161,372
	1,787,875	2,379,057
Redeemable preferred equity – SITE Centers(A)	217,871	274,493
Accumulated equity	1,108,593	822,261
	$3,114,339	$3,475,811

Company's share of accumulated equity	$186,247	$145,786
Redeemable preferred equity, net(B)	112,589	189,891
Basis differentials	(6,864)	(8,536)
Deferred development fees, net of portion related to the Company's interest	(2,452)	(2,700)
Amounts payable to the Company	4,975	5,182
Investments in and Advances to Joint Ventures, net	$294,495	$329,623

(A)	Includes PIK that the Company has accrued since March 2017 of $17.3 million and $12.2 million at December 31, 2019 and 2018, respectively, which, in each case, was fully reserved.
(B)	Amount is net of the valuation allowance of $87.9 million and $72.4 million at December 31, 2019 and 2018, respectively, and the fully reserved PIK.

	For the Year Ended December 31
	2019	2018	2017
Condensed Combined Statements of Operations
Revenues from operations(A)	$428,281	$427,467	$502,506
Expenses from operations:
Operating expenses	118,412	125,353	145,855
Impairment charges(B)	13,807	177,522	90,597
Depreciation and amortization	149,749	145,849	180,337
Interest expense	93,887	96,312	107,330
Preferred share expense	21,832	24,875	32,251
Other expense, net	20,563	24,891	25,986
	418,250	594,802	582,356
Income (loss) before gain on disposition of real estate	10,031	(167,335)	(79,850)
Gain on disposition of real estate, net	67,011	93,753	101,806
Net income (loss) attributable to unconsolidated joint ventures	$77,042	$(73,582)	$21,956
Company's share of equity in net income (loss) of joint ventures	$10,743	$(2,419)	$3,516
Basis differential adjustments(C)	776	11,784	5,321
Equity in net income of joint ventures	$11,519	$9,365	$8,837
(A)	Revenue from operations is subject to leasing or other standards.
(B)

For the years ended December 31, 2019, 2018 and 2017, the Company’s proportionate share was $2.5 million, $13.1 million and $5.0 million, respectively.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges recorded on these investments, as appropriate, as discussed below.

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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Joint Ventures (as defined below) are as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Revenue from contracts:
Asset and property management fees	$19.7	$18.8	$21.4
Development fees, leasing commissions and other	5.2	6.9	9.1
	24.9	25.7	30.5
Other:
Interest income	16.7	19.0	25.9
Other	3.2	2.6	2.8
	19.9	21.6	28.7
	$44.8	$47.3	$59.2

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

Disposition of Shopping Centers

The Company’s joint ventures sold six, 40 and 15 shopping centers and land for an aggregate sales price of $356.3 million, $786.5 million and $545.6 million, respectively, of which the Company’s share of the gain on sale was $4.2 million, $13.7 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Included in the 2018 shopping center dispositions were three assets sold by two of the Company’s unconsolidated joint ventures to the Company for $35.1 million (Note 5).

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

The unpaid preferred investment (and any accrued distributions) is payable (1) at Blackstone’s option, in whole or in part, subject to early redemption premiums in certain circumstances during the first three years of the joint ventures; (2) at varying equity sharing levels (determined according to the joint venture’s debt service coverage ratio) with the common members, upon a sale of properties over a certain threshold; (3) at SITE Centers’ option after seven years (2021 for BRE DDR III and 2022 for BRE DDR IV) and (4) upon the incurrence of additional indebtedness by the joint ventures in excess of a certain threshold.  Specifically, for BRE DDR III, based upon the cumulative asset sales through December 31, 2019, and the joint venture’s debt service coverage ratio at December 31, 2019, future net asset sale proceeds are expected to be allocated 52.9% to the preferred member and 47.1% to the common equity.  For BRE DDR IV, based on the joint venture’s debt service coverage ratio as of December 31, 2019, 100% of the future asset sale proceeds generated are expected to be available to repay the preferred member.

As of December 31, 2019, the Company has a valuation allowance recorded on each of the BRE DDR III and BRE DDR IV preferred investment interests on a net basis, as described below.  An aggregate valuation allowance adjustment was recorded of $15.5 million, $11.4 million and $61.0 million, for the years ended December 31, 2019, 2018 and 2017, respectively.  Adjustments to the valuation allowance are recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.

The Company reassesses the aggregate valuation allowance quarterly based upon actual timing and values of recent property sales as well as current market assumptions.  The valuation techniques used to value the collateral include discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties.  Additionally, the managing member of the two joint ventures exercises significant influence over the timing of asset sales.  As a result, the investments were impaired to reflect the risk that the securities are not repaid in full in advance of the Company’s redemption rights in 2021 and 2022.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

As discussed above, the preferred 8.5% distribution rate has two components, a cash interest rate of 6.5% and an accrued PIK of 2.0%.  As a result of the valuation allowances recorded, the Company no longer recognizes as interest income the 2.0% PIK. (The accrued PIK aggregated $17.3 million and $12.2 million at December 31, 2019 and 2018, respectively).  The recognition of the PIK interest income will be re-evaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

The preferred investments are summarized as follows (in millions, except properties owned):

		Preferred Investment (Principal)
	Redemption Date	Initial	December 31, 2019	Valuation Allowance	Net of Reserve	Properties Owned at December 31, 2019
BRE DDR III	2021	$300.0	$132.4	$(78.2)	$54.2	13
BRE DDR IV	2022	82.6	64.0	(9.7)	54.3	5
		$382.6	$196.4	$(87.9)	$108.5

All transactions with the Company’s equity affiliates are described above.
4.	Investment In and Advances to Affiliate

In connection with the spin-off of RVI, RVI issued the RVI Preferred Shares to the Company, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI’s capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares are entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI’s asset sales subsequent to July 1, 2018 exceed $2.0 billion. Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by RVI’s Board of Directors and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, RVI is required to redeem the RVI Preferred Shares for $1.00 per share.

The RVI Preferred Shares are subject to mandatory redemption in certain other circumstances.  The RVI Preferred Shares are included in Investment in and Advances to Affiliate in the Company’s consolidated balance sheets.  In addition to the preferred investment, the Company had a receivable from RVI of $34.0 million at December 31, 2018, primarily consisting of restricted cash and insurance premiums owed by RVI pursuant to the terms of the separation and distribution agreement.  This initial receivable was repaid in full in 2019.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	For the Year Ended December 31,
	2019	2018
Revenue from contracts with RVI:
Asset and property management fees	$21.7	$12.9
Leasing commissions	3.1	1.1
Disposition fees	3.3	3.0
Credit facility guaranty and refinancing fees	1.9	0.1
Total revenue from contracts with RVI	$30.0	$17.1

5.	Acquisitions

In 2019 and 2018, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Vintage Plaza	Austin, TX	October 2019	$12.6
The Blocks	Portland, OR	November 2019	50.5
Southtown Center	Tampa, FL	December 2019	22.0
Sharon Greens	Cumming, GA	November 2018	$13.4
Melbourne Shopping Center	Melbourne, FL	November 2018	11.4
Market Square	Douglasville, GA	December 2018	10.3

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2019	2018	2019	2018
Land	$23,589	$9,340	N/A	N/A
Buildings	55,604	20,661	(A)	(A)
Tenant improvements	1,578	370	(A)	(A)
In-place leases (including lease origination costs and fair market value of leases)	6,543	4,517	5.1	3.7
Tenant relationships	—	1,645	N/A	5.3
Other assets	88	13	N/A	N/A
	87,402	36,546
Less: Mortgage debt assumed at fair value	(9,403)	—	N/A	N/A
Less: Below-market leases	(1,982)	(1,333)	12.6	12.7
Less: Other liabilities assumed	(394)	(144)	N/A	N/A
Net assets acquired	$75,623	$35,069
(A)	Depreciated in accordance with the Company’s policy (Note 1).

The total consideration was paid in cash for these assets.  Included in the Company’s consolidated statements of operations are $1.1 million, $0.6 million and $6.9 million in total revenues from the date of acquisition through December 31, 2019, 2018 and 2017, respectively, for properties acquired during each of the respective years.
6.	Other Assets, net

Other assets consist of the following (in thousands):

	December 31,
	2019	2018
Intangible assets:
In-place leases, net	$25,114	$30,703
Above-market leases, net	3,193	6,833
Lease origination costs	3,720	4,045
Tenant relationships, net	25,994	35,838
Total intangible assets, net(A)	58,021	77,419
Operating lease ROU assets(B)	21,792	—
Notes receivable(C)	7,541	19,675
Other assets:
Prepaid expenses	6,104	5,372
Other assets	2,959	3,612
Deposits	4,087	4,384
Deferred charges, net	8,127	5,767
Total other assets, net	$108,631	$116,229

Below-market leases, net (other liabilities)(A)	$46,961	$50,332
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is adjusted to reflect the updated lease term.
(B)	Operating lease ROU assets are discussed further in Notes 1 and 7.
(C)

Includes accrued interest.  Notes are collateralized by certain rights in a real estate asset, which is subordinate to other financings.  At December 31, 2019, the Company’s loan outstanding had a maturity date of June 2023 at an interest rate of 9.0%.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in millions):

Year	Expense
2019	$17.7
2018	34.2
2017	60.7

Estimated net future amortization associated with the Company’s intangibles is as follows (in millions):

Year	Income	Expense
2020	$4.0	$13.4
2021	4.0	10.2
2022	4.0	8.1
2023	3.9	6.2
2024	3.6	4.5

7.	Leases

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

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheet as follows (in thousands):

	Classification	December 31, 2019
Operating Lease ROU Assets	Other Assets, Net	$21,792

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$40,725

Operating lease expenses, including straight-line expense, are included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative for its office leases are as follows (in thousands):

Classification	December 31, 2019
Operating and Maintenance	$3,495
General and Administrative(A)	2,837
Total lease costs	$6,332
(A)	Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to operating leases was as follows:

December 31, 2019
Weighted-Average Remaining Lease Term	35.3 years
Weighted-Average Discount Rate	7.3%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$3,548

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

Year	Minimum Rental Revenues	Minimum Rental Payments
2020	$279,374	$4,070
2021	243,379	4,080
2022	202,371	3,928
2023	150,909	3,417
Thereafter	417,296	120,825
	$1,293,329	$136,320

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2020	$4,411
2021	4,407
2022	4,008
2023	3,495
2024	3,522
Thereafter	117,363
Total lease payments	137,206
Less imputed interest	(96,481)
Total	$40,725

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2020	$320,734
2021	289,905
2022	249,095
2023	197,406
2024	151,140
Thereafter	457,363
Total	$1,665,643

8.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Value at December 31,		Weighted-Average Interest Rate(A) at December 31,		Maturity Date at
	2019	2018	2019	2018	December 31, 2019
Unsecured Credit Facility	$5.0	$100.0	2.7%	3.7%	January 2024
PNC Facility	—	—	N/A	N/A	January 2024

(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads effective at December 31, 2019 and 2018.

In 2019, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained, and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and was amended to extend the maturity date to January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions) and to reduce the interest rate margins applicable to drawn amounts.  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2019.

In 2019, the Company also amended its $20 million unsecured revolving credit facility with PNC Bank, National Association (“PNC”, the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) to reflect substantially the same terms as those contained in the Unsecured Credit Facility.  Additionally, the Company has provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR, plus a specified spread (0.90% at December 31, 2019) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at December 31, 2019).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at December 31, 2019 and 2018.
9.	Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2019	2018	2019	2018	December 31, 2019
Unsecured indebtedness:
Senior notes(B)	$1,660.0	$1,660.0	3.375%–4.700%	3.375%–4.700%	July 2022– June 2027
Senior notes – discount, net	(3.8)	(4.3)
Net unamortized debt issuance costs	(8.2)	(9.7)
Total Senior Notes	$1,648.0	$1,646.0

Term Loan	$100.0	$50.0	2.8%	3.9%	January 2023
Net unamortized debt issuance costs	(0.5)	(0.3)
Total Term Loan	$99.5	$49.7

Secured indebtedness:
Mortgage indebtedness – Fixed Rate	$95.2	$89.0	5.7%	5.9%	April 2020– May 2025
Net unamortized debt issuance costs	(0.3)	(0.3)
Total Mortgage Indebtedness	$94.9	$88.7
(A)

The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding.  All other interest rates presented are a weighted average of the outstanding debt.  Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2019 and 2018.

(B)	Effective interest rates ranged from 3.5% to 4.8% at December 31, 2019.

Senior Notes

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.2% per annum at December 31, 2019 and 2018.  The senior notes may be redeemed based upon a yield maintenance calculation.  The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2019 and 2018, the Company was in compliance with all of the financial covenants under the indentures.

Term Loan

The Company maintains a term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC and KeyBank National Association, as syndication agents (the “Term Loan”).  In 2019, the principal amount of this Term Loan was increased to $100.0 million.  The Term Loan accrues interest at a variable rate based on LIBOR as defined in the loan agreement plus a specified spread based on the Company’s long-term senior unsecured debt rating (1.0% at December 31, 2019).  The maturity date is January 2023.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2019 and 2018.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $161.0 million at December 31, 2019, and related tenant leases, are generally due in monthly installments of principal and/or interest.  Fixed contractual interest rates on mortgages payable range from approximately 4.2% to 6.8% per annum.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 8) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2019, are as follows (in thousands):

Year	Amount
2020	$41,684
2021	43,412
2022	200,980
2023	187,030
2024	70,485
Thereafter	1,311,761
1,855,352
Unamortized fair market value of assumed debt	983
Net unamortized debt issuance costs	(9,038)
Total indebtedness	$1,847,297

Total gross fees paid by the Company for the Revolving Credit Facilities and term loans in 2019, 2018 and 2017 aggregated $2.5 million, $2.7 million and $1.9 million, respectively.

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

Debt instruments with carrying values that are different from estimated fair values are summarized as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,647,963	$1,744,581	$1,646,007	$1,639,827
Revolving Credit Facilities and term loan	104,460	105,084	149,655	150,533
Mortgage Indebtedness	94,874	96,276	88,743	89,228
	$1,847,297	$1,945,941	$1,884,405	$1,879,588

11.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At June 30, 2018, RVI owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned gross leasable area (“GLA”).  These assets were included in the spin-off of RVI (Note 1).  One of the 12 assets, Plaza Palma Real, was severely damaged and was not operational following the storm, except for two anchor tenants and a few other tenants.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.

In connection with the spin-off of RVI in July 2018, insurance proceeds from Hurricane Maria were largely allocated to RVI pursuant to the terms of the agreement governing the separation of the Company and RVI.  In 2018 and 2017, rental revenues of $6.7 million and $11.9 million, respectively, were not recorded because of lost tenant revenue attributable to the hurricane that had been partially defrayed by insurance proceeds.  The Company recorded revenue for related covered business interruption in the period it determined that it was probable it would be compensated and the applicable contingencies with the insurance company had been resolved.  For the years ended December 31, 2019, 2018 and 2017, the Company recorded insurance proceeds received as Business Interruption Income on the Company’s consolidated statements of operations.

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

Commitments and Guaranties

In conjunction with the redevelopment and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction or redevelopment of shopping centers aggregating approximately $8.1 million as of December 31, 2019.

At December 31, 2019, the Company had letters of credit outstanding of $13.2 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.
12.	Non-Controlling Interests, Common Shares and Common Shares in Treasury and Preferred Shares

Non-Controlling Interests

The Company had 140,633 OP Units outstanding at December 31, 2019 and 2018.  These OP Units, issued to different partnerships, are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, exchangeable into an equivalent number of the Company’s common shares or for the equivalent amount of cash.  Most of these OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s consolidated balance sheets as Non-Controlling Interests.

Common Shares

In 2019, the Company issued 13.225 million common shares resulting in net proceeds of $194.6 million.  The Company’s common shares have a $0.10 per share par value.  Common share dividends declared were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Common share dividends declared per share	$0.80	$1.16	$1.52

Common Shares in Treasury

In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program.  In 2019 and 2018, the Company repurchased 1.2 million shares and 3.1 million shares at an aggregate cost of $14.1 million and $36.3 million, respectively.  These shares were recorded as Treasury Shares on the Company’s consolidated balance sheets.

Preferred Shares

In 2019, the Company redeemed all $200.0 million aggregate liquidation preference of its 6.50% Class J Cumulative Redeemable Preferred Shares (the “Class J Preferred Shares”) at a redemption price of $500 per Class J Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.7917 per Class J Preferred Share (or $0.1896 per depositary share). The Company recorded a non-cash charge of approximately $7.2 million to net income attributable to common shareholders, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid in capital upon original issuance.

The depositary shares, representing the Class A Cumulative Redeemable Preferred Shares (“Class A Shares”) and the Class K Cumulative Redeemable Preferred Shares (“Class K Shares”), represent 1/20 of a Class A Share and Class K Share, respectively, and have a liquidation value of $500 per share.  The Class K depositary shares are redeemable by the Company.  The Class A depositary shares are not redeemable by the Company prior to June 5, 2022, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

13.Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2016	$(3,930)	$(262)	$(4,192)
Other comprehensive income before reclassifications	1,002	1,256	2,258
Change in cash flow hedges reclassed to earnings(A)	828	—	828
Net current-period other comprehensive income	1,830	1,256	3,086
Balance, December 31, 2017	(2,100)	994	(1,106)
Other comprehensive loss before reclassifications	(10)	(734)	(744)
Change in cash flow hedges reclassed to earnings(A)	469	—	469
Net current-period other comprehensive income (loss)	459	(734)	(275)
Balance, December 31, 2018	(1,641)	260	(1,381)
Other comprehensive income before reclassifications	—	421	421
Change in cash flow hedges reclassed to earnings(A)	469	—	469
Net current-period other comprehensive income	469	421	890
Balance, December 31, 2019	$(1,172)	$681	$(491)
(A)	Classified in Interest Expense in the Company’s consolidated statements of operations.

14.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Assets marketed for sale(A)	$0.6	$5.8	$58.2
Undeveloped land(A)	2.8	0.9	15.1
Assets included in the spin-off of RVI(A)	—	62.6	267.2
Reserve of preferred equity interests(B)	15.5	11.4	61.0
Total impairment charges	$18.9	$80.7	$401.5
(A)

In 2019, impairments recorded were triggered by indicative bids received.  In 2018 and 2017, impairments recorded were triggered by changes in asset hold-period assumptions and/or expected future cash flows in conjunction with the change in its executive management team and strategic direction to increase the volume of asset sales to accelerate progress on its deleveraging goal.

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

For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income and expected hold period.  For projects under development or not at stabilization, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  For the valuation of the preferred equity interests, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.  For investments in unconsolidated joint ventures, the Company also considered the valuation of any underlying joint venture debt and terms of the joint venture agreement.  These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges and reserves on both financial and nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2019, 2018 and 2017.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2019
Long-lived assets held and used	$—	$—	$5.0	$5.0	$3.4
Preferred equity interests	—	—	108.5	108.5	15.5
December 31, 2018
Long-lived assets held and used	—	—	51.5	51.5	6.7
Assets included in the spin-off of RVI	—	—	1,028.0	1,028.0	62.6
Preferred equity interests	—	—	185.5	185.5	11.4
December 31, 2017
Long-lived assets held and used	—	—	307.1	307.1	73.3
Assets included in the spin-off of RVI			1,249.0	1,249.0	267.2
Preferred equity interests	—	—	272.0	272.0	61.0

The following tables present quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions, except price per acre, in thousands):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at			Range
Description	December 31, 2019	Valuation Technique	Unobservable Inputs	2019
Impairment of consolidated assets	$5.0	Indicative Bid(A)	Indicative Bid(A)	N/A
Reserve of preferred equity interests	108.5	Discounted Cash Flow	Discount Rate	8.9%–9.9%
			Terminal Capitalization Rate	8.3%–9.4%
			NOI Growth Rate	1%

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at			Range
Description	December 31, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of consolidated assets	$351.2	Indicative Bid(A)	Indicative Bid(A)	N/A
	694.1	Income Capitalization Approach	Market Capitalization Rate	7.38%–9.34%
	32.0	Discounted Cash Flow	Discount Rate	9.5%
			Terminal Capitalization Rate	10.5%–21.4%
	2.2	Sales Comparison Approach	Price per Acre	$35
Reserve of preferred equity interests	185.5	Discounted Cash Flow	Discount Rate	8.4%–9.0%
			Terminal Capitalization Rate	7.9%–9.1%
			NOI Growth Rate	1%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

15.	Stock-Based Compensation Plans and Employee Benefits

Spin-off Adjustments

As a result of the spin-off of RVI, all equity awards outstanding on July 1, 2018, were adjusted to obtain an equitable modification and to generally preserve their pre-spin intrinsic value pursuant to the anti-dilution provisions of the stock-based compensation plan under which they were issued.  The spin-off adjustments are reflected in the tables below and discussed in Note 1.

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, 3.7 million common shares were available for grant under future awards as of December 31, 2019.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof.  The fair values for option awards granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no option awards were granted in 2019 or 2018):

For the Year Ended December 31, 2017
Weighted-average fair value of grants	$2.07
Risk-free interest rate (range) – Based upon the U.S. Treasury Strip with a maturity date that approximates the expected term of the award	1.8%
Dividend yield (range) – Forecasted dividend yield based on the expected life	5.2%
Expected life (range) – Derived by referring to actual exercise experience	4 years
Expected volatility (range) – Derived by using a 50/50 blend of implied and historical changes in the Company's historical stock prices over a time frame consistent with the expected life of the award	19.8%

The following table reflects the stock option activity:

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2016	903	$38.32
Granted	77	28.86
Exercised	(26)	14.66
Forfeited	(366)	44.62
Balance December 31, 2017	588	27.64
Granted	—	—
Spin-off adjustment	139
Exercised	(19)	9.73
Forfeited	(262)	32.26
Balance December 31, 2018	446	25.71
Granted	—	—
Exercised	(12)	9.73
Forfeited	(84)	25.04
Balance December 31, 2019	350	$26.42	4.8	$—

Options exercisable at December 31,
2019	333	$26.58	4.7	$ —
2018	368	25.86	4.8	27
2017	398	34.92	4.5	196

The following table summarizes the characteristics of the options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/19 (Thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable at 12/31/19 (Thousands)	Weighted-Average Exercise Price
$0.00–$20.00	13	0.3	$16.58	13	$16.58
$20.01–$31.11	337	4.9	26.79	320	26.97
	350	4.8	$26.42	333	$26.58

The following table reflects the activity for unvested stock option awards:

	Options (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	78	$2.31
Granted	—	—
Vested	(58)	2.39
Forfeited	(3)	2.08
Unvested at December 31, 2019	17	$2.07

As of December 31, 2019, all stock option compensation cost was recognized.

The following table summarizes the activity of employee stock option exercises that are primarily settled with newly issued common shares or with treasury shares, if available (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Cash received for exercise price	$0.1	$0.2	$0.4
Intrinsic value	—	0.1	0.2

Restricted Share Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 0.3 million in 2019, 0.3 million in 2018 and 0.4 million in 2017.  The restricted stock grants generally vest in equal annual amounts over a three- to four-year period.  Restricted Stock Units receive cash dividends which are equivalent to the cash dividends paid on the Company’s common shares.  These grants have a weighted-average fair value at the date of grant ranging from $11.64 to $30.31, which was equal to the market value of the Company’s common shares at the date of grant.  As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors for both of the years ended December 31, 2019 and 2018.  For the year ended December 31, 2017, the number of shares granted was not material. The grant value was equal to the market value of the Company’s common shares at the date of grant and these common shares were fully vested upon grant.

Performance-Based Restricted Share Units (PRSUs)

In 2019 and 2018, the Board of Directors approved grants to the chief executive officer, chief operating officer and former chief financial officer of PRSUs covering a “target” number of shares, subject to performance periods beginning on March 1, 2019 and March 1, 2018, respectively, and ending on February 28, 2022 and February 28, 2021, respectively.  In 2017, the Board of Directors approved grants to the chief executive officer, chief operating officer and former chief financial officer of PRSUs covering a “target” number of shares, subject to one-year, two-year and three-year performance periods beginning on March 1, 2017.  The payout of the PRSUs will vary based on relative total shareholder return performance measured over the applicable performance period, with the ultimate payout ranging from a level of 0% of target to a maximum level of 200% of target (subject to reduction by one-third in the event that SITE Centers’ absolute total shareholder return during the applicable performance period is negative).  For the PRSUs in which the performance period ended in February 2019 and February 2018, no shares were granted.  The 2019, 2018 and 2017 grants have a fair value at the date of grant aggregating $5.6 million, $4.7 million and $3.9 million, respectively, to be amortized ratably over the performance period ending three years from the date of grant.  The 2019 grant is accounted for as an equity award.  The 2017 and 2018 grants are accounted for as liability awards due to the RVI spin-off.

Under the anti-dilution provisions of the Company’s equity incentive plan and the respective PRSU award agreement, the PRSUs issued in 2017 and 2018 were adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The number of PRSUs was adjusted so as to retain the same intrinsic value immediately after the spin-off that the PRSU awards had immediately prior to the spin-off.  In particular, upon consummation of the spin-off of RVI, the 2017 and 2018 PRSU awards were adjusted to: (1) retain the original SITE Centers relative total shareholder return (“RTSR”) peer group; (2) retain the SITE Centers beginning share price used for RTSR purposes and (3) measure ending share price as SITE Centers’ ending price plus RVI’s split-adjusted ending price (with any dividends paid during the performance period deemed reinvested into additional SITE Centers shares).  Effective at the date of the spin-off, because these awards are dual-indexed to both the Company’s and RVI’s stock performance, the 2017 and 2018 PRSU awards are accounted for as liability awards and marked to fair value on a quarterly basis.  In 2019, the Company recorded a mark-to-market adjustment of $1.9 million in connection with the PRSUs issued primarily in March 2018.  The mark-to-market adjustment in 2018 was not material.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	561	$16.77
Granted	260	13.59
Vested	(121)	20.23
Forfeited	(63)	16.27
Unvested at December 31, 2019	637	$14.86

As of December 31, 2019, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $12.0 million, which is expected to be recognized over a weighted-average 1.5-year term, which includes the performance-based and time-based vesting periods.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code.  Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares.  In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan.  All of these plans were fully funded at December 31, 2019.
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

	For the Year Ended December 31,
	2019	2018	2017
Numerators – Basic and Diluted
Net income (loss)	$101,825	$116,105	$(243,132)
Plus: (Income) loss attributable to non-controlling interests	(1,126)	(1,671)	1,447
Less: Write-off of preferred share original issuance costs	(7,176)	—	—
Less: Preferred dividends	(32,231)	(33,531)	(28,759)
Less: Earnings attributable to unvested shares and OP Units	(687)	(1,137)	(989)
Net income (loss) attributable to common shareholders after allocation to participating securities	$60,605	$79,766	$(271,433)

Denominators – Number of Shares
Basic – Average shares outstanding	183,026	184,528	183,681
Assumed conversion of dilutive securities	228	7	—
Diluted – Average shares outstanding	183,254	184,535	183,681
Earnings (Loss) Per Share:
Basic	$0.33	$0.43	$(1.48)
Diluted	$0.33	$0.43	$(1.48)

Basic average shares outstanding do not include restricted shares totaling 0.7 million, 0.7 million and 0.3 million that were not vested at December 31, 2019, 2018 and 2017, respectively (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

•

PRSUs issued to certain executives in March 2019 and March 2018 were dilutive and the PRSUs issued in March 2017 were anti-dilutive in the computation of EPS for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, PRSUs were not considered in the computation of diluted EPS, as the calculation was anti-dilutive.

•

Options to purchase 0.3 million, 0.4 million and 0.6 million common shares were outstanding at December 31, 2019, 2018 and 2017, respectively (Note 15).  These outstanding options were not considered in the computation of diluted EPS for the years ended December 2019 and 2017, as the options were anti-dilutive.

•

Shares subject to issuance under the Company’s 2016 VSEP were not considered in the computation of diluted EPS for all periods presented, as the calculation was anti-dilutive and no shares were issued under the plan.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive (Note 12).

17.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for each of the three years ended December 31, 2019, no U.S. federal income or excise taxes were incurred.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recorded a net payment of $0.7 million, $1.1 million and $0.7 million, respectively, related to taxes.

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

The following represents the combined activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Book income before income taxes	$7,258	$1,872	$11,180
Current	$34	$(430)	$459
Deferred	—	—	—
Total income tax (benefit) expense	$34	$(430)	$459

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2019	2018	2017
Statutory Rate	21%	21%	34%
Statutory rate applied to pre-tax income	$1,524	$393	$3,801
State tax expense net of federal income tax	27	—	254
Deferred tax expense net of federal income tax	—	—	724
AMT benefit refund	—	(430)	—
Permanent items	—	—	(241)
Deferred tax impact of tax rate change(A)	(89)	7,350	19,391
Valuation allowance decrease (increase) based on impact of tax rate change(A)	89	(7,350)	(23,470)
Valuation allowance decrease – other deferred	(1,608)	(672)	—
Other	91	279	—
Total expense (benefit)	$34	$(430)	$459
Effective tax rate	0.47%	(22.97%)	4.11%
(A)

For the years ended December 31, 2019 and 2018, includes $0.1 million and $7.4 million, respectively, deferred tax impact of state tax rate change, and for the year ended December 31, 2017, includes $19.4 million deferred tax impact of federal tax rate change.

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Deferred tax assets(A)	$28,380	$29,857
Deferred tax liabilities	(53)	(11)
Valuation allowance	(28,327)	(29,846)
Net deferred tax asset	$—	$—
(A)

At December 31, 2019, primarily attributable to $16.5 million of net operating losses and $7.5 million of book/tax differences in joint venture investments and $3.7 million of capital loss carryforward.  The TRS net operating loss carryforwards will expire in varying amounts between the years 2024 and 2035.

Reconciliation of GAAP net income (loss) attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
GAAP net income (loss) attributable to SITE Centers	$100,699	$114,434	$(241,685)
Plus: Book depreciation and amortization(A)	152,707	237,383	336,530
Less: Tax depreciation and amortization(A)	(107,830)	(179,197)	(214,298)
Book/tax differences on losses from capital transactions	(52,733)	(161,452)	(195,294)
Joint venture equity (earnings) loss, net(A)	(9,189)	40,682	(9,537)
Deferred income	(417)	(8,436)	(26,032)
Compensation expense	6,608	3,259	4,093
Impairment charges	18,914	80,746	406,580
Puerto Rico tax prepayment	—	3,991	12,237
RVI transaction costs	—	36,177	—
Miscellaneous book/tax differences, net	1,020	17,242	8,409
Taxable income before adjustments	109,779	184,829	81,003
Less: Capital gains	—	—	—
Taxable income subject to the 90% dividend requirement	$109,779	$184,829	$81,003
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash and stock dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Cash Dividends paid	$180,092	$280,714	$304,973
Stock Dividend due to RVI spin-off	—	593,659	—
Total Dividends	180,092	874,373	304,973
Less: Dividends designated to prior year	(8,383)	(8,383)	(5,594)
Plus: Dividends designated from the following year	5,133	8,383	8,383
Less: Return of capital	(67,063)	(689,544)	(226,759)
Dividends paid deduction	$109,779	$184,829	$81,003

18.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	For the Year Ended December 31, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$443,421	$—		$443,421
Other income	63,632	50		63,682
Business interruption income	885	—		885
Total revenues	507,938	50		507,988
Rental operation expenses	(139,653)	(10)		(139,663)
Net operating income	368,285	40		368,325
Impairment charges	(3,370)			(3,370)
Depreciation and amortization	(165,087)			(165,087)
Interest income		18,009		18,009
Other income, net			$357	357
Unallocated expenses(A)			(143,105)	(143,105)
Equity in net income of joint ventures	11,519			11,519
Reserve of preferred equity interests, net		(15,544)		(15,544)
Gain on disposition of real estate, net	31,380			31,380
Income before tax expense				$102,484
As of December 31, 2019:
Total gross real estate assets	$4,709,812			$4,709,812
Notes receivable, net(B)		$120,130	$(112,589)	$7,541

	For the Year Ended December 31, 2018
	Shopping Centers	Loan Investments	Other	Total
Rental income	$650,594	$—	$—	$650,594
Other income	49,720	57	—	49,777
Business interruption income	5,100	—	1,784	6,884
Total revenues	705,414	57	1,784	707,255
Rental operation expenses	(207,991)	(1)	—	(207,992)
Net operating income	497,423	56	1,784	499,263
Impairment charges	(69,324)			(69,324)
Hurricane property (loss) credit, net	(974)		157	(817)
Depreciation and amortization	(242,102)			(242,102)
Interest income		20,437		20,437
Other expense, net			(110,895)	(110,895)
Unallocated expenses(A)			(202,944)	(202,944)
Equity in net income of joint ventures	9,365			9,365
Reserve of preferred equity interests		(11,422)		(11,422)
Gain on disposition of real estate, net	225,406			225,406
Income before tax expense				$116,967
As of December 31, 2018:
Total gross real estate assets	$4,627,866			$4,627,866
Notes receivable, net(B)		$209,566	$(189,891)	$19,675

	For the Year Ended December 31, 2017
	Shopping Centers	Loan Investments	Other	Total
Rental income	$875,890	$—		$875,890
Other income	37,141	57		37,198
Business interruption income	8,500	—		8,500
Total revenues	921,531	57		921,588
Rental operation expenses	(263,732)	(11)		(263,743)
Net operating income	657,799	46		657,845
Impairment charges	(340,480)			(340,480)
Hurricane property and impairment loss	(5,930)			(5,930)
Depreciation and amortization	(346,204)			(346,204)
Interest income		28,364		28,364
Other expense, net			$(68,003)	(68,003)
Unallocated expenses(A)			(265,675)	(265,675)
Equity in net income of joint ventures	8,837			8,837
Reserve of preferred equity interests		(61,000)		(61,000)
Gain on sale and change in control of interests, net	368			368
Gain on disposition of real estate, net	161,164			161,164
Loss before tax expense				$(230,714)
As of December 31, 2017:
Total gross real estate assets	$8,248,003			$8,248,003
Notes receivable, net(B)		$297,451	$(277,776)	$19,675
(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.
(B)	Amount includes BRE DDR Joint Venture preferred investment interests (Note 3) classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

19.	Subsequent Events

The Company reached agreement in 2019 to sell its 15% stake in the DDRTC Joint Venture to its partner, TIAA-CREF, based on a gross fund value of $1.14 billion, which included $184.9 million of mortgage debt at December 31, 2019.  At December 31, 2019, the DDRTC Joint Venture was composed of 21 assets, totaling 7.1 million square feet.  The joint venture’s mortgage debt was assumed by TIAA-CREF at closing.  The transaction closed in February 2020.

In February 2020, the Company announced its intention to redeem all $200 million aggregate principal amount of its outstanding 4.625%, senior unsecured notes due 2022.
20.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$131,022	$128,657	$122,525	$125,784	$215,068	$211,516	$144,095	$136,576
Net income (loss) attributable to SITE Centers	35,790	17,277	23,630	24,002	(54,153)	(3,329)	(8,931)	180,847	(A)
Net income (loss) attributable to common shareholders	27,407	8,894	15,248	9,743	(62,536)	(11,712)	(17,313)	172,464	(A)
Basic:
Net income (loss) per common share attributable to common shareholders	$0.15	$0.05	$0.08	$0.05	$(0.34)	$(0.07)	$(0.09)	$0.94
Weighted-average number of shares	180,546	180,551	180,567	190,360	184,560	184,634	184,655	184,266
Diluted:
Net income (loss) per common share attributable to common shareholders	$0.15	$0.05	$0.08	$0.05	$(0.34)	$(0.07)	$(0.09)	$0.93
Weighted-average number of shares	181,091	181,209	181,507	190,522	184,560	184,634	184,655	184,412

(A)	Includes gain on sale of $185.8 million for the three months ended December 31, 2018.

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2019
Allowance for uncollectible accounts(A)(B)	$88,814	$21,448	$552	$109,710
Valuation allowance for deferred tax assets(C)	$29,846	$—	$1,433	$28,413
Year ended December 31, 2018
Allowance for uncollectible accounts(B)	$86,369	$17,829	$13,444	$90,754
Valuation allowance for deferred and prepaid tax assets(C)	$48,662	$3,991	$22,807	$29,846
Year ended December 31, 2017
Allowance for uncollectible accounts(B)	$12,110	$77,153	$2,894	$86,369
Valuation allowance for deferred and prepaid tax assets	$61,338	$10,794	$23,470	$48,662
(A)	Adjusted to reflect the change in accounting principle related to the collectability assessment of operating lease receivables under the adoption of Topic 842, Leases.

(B)

Includes allowances on straight-line rents, accounts receivable (2018 and 2017 only) and reserve of preferred equity interests and accrued interest ($105.3 million at December 31, 2019, $84.6 million at December 31, 2018, and $67.3 million at December 31, 2017).  In 2018, $13.5 million of the total deductions are as a result of the spin-off of RVI.

(C)	Amounts charged to expense are discussed further in Note 17. In 2018, $14.8 million of valuation allowance for prepaid taxes was written off, as a result of the spin-off of RVI.

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2019

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Phoenix, AZ	$18,701	$18,811	$118	$18,701	$23,707	$42,408	$9,956	$32,452	$—	1999 (A)
Phoenix, AZ	15,352	22,813	1,601	15,352	29,353	44,705	17,516	27,189	28,578	2003 (A)
Phoenix, AZ	15,090	36,880	—	18,399	42,292	60,691	12,226	48,465	—	2012 (A)
Buena Park, CA	27,269	21,427	—	27,269	26,786	54,055	3,948	50,107	—	2015 (A)
Fontana, CA	23,861	57,931	—	23,861	61,645	85,506	11,353	74,153	—	2014 (A)
Long Beach, CA	—	147,918	—	—	196,967	196,967	87,465	109,502	—	2005 (C)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	7,437	30,462	—	2013 (A)
Roseville, CA	23,574	67,031	—	23,574	68,003	91,577	12,731	78,846	—	2014 (A)
San Francisco, CA	10,464	25,730	—	10,464	26,089	36,553	12,968	23,585	—	2002 (A)
Centennial, CO	7,833	35,550	—	9,075	68,419	77,494	42,695	34,799	—	1997 (C)
Colorado Springs, CO	9,001	47,671	—	9,001	56,810	65,811	14,135	51,676	16,437	2011 (A)
Denver, CO	20,733	22,818	—	20,804	29,733	50,537	16,069	34,468	—	2003 (A)
Parker, CO	4,632	38,256	—	4,632	41,139	45,771	8,206	37,565	—	2013 (A)
Guilford, CT	4,588	41,892	—	6,457	63,662	70,119	7,827	62,292	—	2015 (C)
Windsor Court, CT	6,090	11,745	—	6,090	12,509	18,599	5,215	13,384	—	2007 (A)
Brandon, FL	—	4,111	—	—	9,077	9,077	2,468	6,609	—	1972 (C)
Brandon, FL	4,775	13,117	—	4,775	19,165	23,940	6,729	17,211	—	2009 (A)
Brandon, FL	2,938	13,685	—	2,938	13,999	16,937	3,271	13,666	—	2013 (A)
Melbourne, FL	3,111	7,325	—	3,111	7,486	10,597	326	10,271	—	2018 (A)
Miami, FL	11,626	30,457	—	26,743	120,901	147,644	46,777	100,867	—	2006 (C)
Naples, FL	10,172	39,342	—	10,172	41,822	51,994	8,181	43,813	—	2013 (A)
Orlando, FL	8,528	56,684	—	12,836	79,817	92,653	8,687	83,966	—	2016 (C)
Palm Harbor, FL	1,137	4,089	—	1,137	5,172	6,309	3,906	2,403	—	1995 (A)
Plantation, FL	21,729	37,331	—	22,112	97,953	120,065	44,934	75,131	—	2007 (A)
Tampa, FL	10,000	10,907	—	10,000	10,907	20,907	35	20,872	9,100	2019 (A)
Winter Garden, FL	38,945	130,382	—	38,945	137,590	176,535	30,895	145,640	—	2013 (A)
Atlanta, GA	14,078	41,050	—	14,078	47,843	61,921	15,259	46,662	—	2009 (A)
Cumming, GA	14,249	23,653	—	14,249	26,291	40,540	14,589	25,951	—	2003 (A)
Cumming, GA	6,851	49,659	—	6,851	50,296	57,147	11,686	45,461	—	2013 (A)
Cumming, GA	3,391	8,218	—	3,391	8,420	11,811	396	11,415	—	2018 (A)
Douglasville, GA	2,839	5,511	—	2,839	6,723	9,562	276	9,286	—	2018 (A)
Roswell, GA	6,566	15,005	—	7,894	27,422	35,316	11,575	23,741	—	2007 (A)
Snellville, GA	10,185	51,815	—	10,342	58,361	68,703	24,984	43,719	—	2007 (A)
Suwanee, GA	13,479	23,923	—	13,335	35,553	48,888	18,200	30,688	—	2003 (A)
Chicago, IL	22,642	82,754	—	22,642	83,282	105,924	15,651	90,273	—	2014 (A)
Chicago, IL	23,588	45,632	—	23,588	45,948	69,536	5,126	64,410	—	2017 (A)
Schaumburg, IL	27,466	84,679	—	27,466	96,912	124,378	19,721	104,657	—	2013 (A)
Merriam, KS	15,043	55,028	—	15,043	55,906	70,949	11,443	59,506	—	2013 (A)
Everett, MA	9,311	44,647	—	9,462	59,325	68,787	32,153	36,634	—	2001 (C)
Framingham, MA	75,675	191,594	—	75,675	199,879	275,554	42,520	233,034	—	2013 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2019

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Brentwood, MO	10,018	32,053	—	10,018	40,541	50,559	22,727	27,832	—	1998 (A)
East Hanover, NJ	3,847	23,798	—	3,847	29,427	33,274	11,205	22,069	—	2007 (A)
Edgewater, NJ	7,714	30,473	—	7,714	34,758	42,472	12,955	29,517	—	2007 (A)
Freehold, NJ	2,460	2,475	—	3,166	3,822	6,988	1,277	5,711	—	2005 (C)
Hamilton, NJ	8,039	49,896	—	11,774	91,065	102,839	43,807	59,032	—	2003 (A)
Princeton, NJ	13,448	74,249	—	14,455	113,286	127,741	62,763	64,978	—	1997 (A)
West Long Branch, NJ	14,131	51,982	—	14,131	80,533	94,664	33,506	61,158	—	2004 (A)
Charlotte, NC	27,707	45,021	—	27,707	50,804	78,511	15,435	63,076	—	2011 (A)
Charlotte, NC	11,224	82,124	—	11,224	96,903	108,127	23,120	85,007	—	2012 (A)
Charlotte, NC	3,600	30,392	—	8,022	53,337	61,359	9,158	52,201	—	2013 (C)
Cornelius, NC	4,382	15,184	—	4,382	21,247	25,629	10,025	15,604	—	2007 (A)
Cincinnati, OH	19,572	54,495	—	19,572	74,777	94,349	12,753	81,596	—	2014 (A)
Columbus, OH	12,922	46,006	—	14,078	72,398	86,476	42,579	43,897	—	1998 (A)
Columbus, OH	18,716	64,617	—	20,666	71,453	92,119	19,203	72,916	40,081	2011 (A)
Dublin, OH	3,609	11,546	—	3,609	15,610	19,219	10,110	9,109	—	1998 (A)
Mason, OH	2,032	23,788	—	2,032	26,830	28,862	5,111	23,751	—	2014 (A)
Stow, OH	993	9,028	—	993	39,705	40,698	23,257	17,441	—	1969 (C)
Westlake, OH	424	3,803	201	424	28,981	29,405	4,464	24,941	—	1974 (C)
Portland, OR	20,208	50,738	—	20,208	59,651	79,859	15,317	64,542	—	2012 (A)
Portland, OR	10,122	37,457	—	10,122	37,457	47,579	231	47,348	—	2019 (A)
Mount Pleasant, SC	2,430	10,470	—	2,341	22,798	25,139	15,214	9,925	—	1995 (A)
Brentwood, TN	6,101	25,956	—	6,101	27,866	33,967	6,160	27,807	—	2013 (A)
Highland Village, TX	5,545	28,365	—	5,545	30,551	36,096	7,691	28,405	—	2013 (A)
Round Rock, TX	3,467	8,839	—	3,467	8,839	12,306	82	12,224	—	2019 (A)
San Antonio, TX	3,475	37,327	—	4,873	52,387	57,260	26,553	30,707	—	2002 (C)
San Antonio, TX	5,602	39,196	—	10,158	114,747	124,905	42,616	82,289	—	2007 (C)
San Antonio, TX	2,381	6,487	—	2,381	24,481	26,862	10,596	16,266	—	2007 (A)
Fairfax, VA	15,681	68,536	—	15,681	70,343	86,024	14,504	71,520	—	2013 (A)
Richmond, VA	11,879	34,736	—	11,879	36,751	48,630	15,143	33,487	—	2007 (A)
Springfield, VA	17,016	40,038	—	17,016	44,694	61,710	17,461	44,249	—	2007 (A)
Portfolio Balance (SITE)	28,459	213,359	—	28,459	213,359	241,818	104,590	137,228	—
	$847,077	$2,953,043	$1,920	$893,709	$3,816,103	$4,709,812	$1,289,148	$3,420,664	$94,196
(1)	The aggregate cost for federal income tax purposes was approximately $5.0 billion at December 31, 2019.
(2)	Includes $12.3 million of undeveloped land at December 31, 2019.
(3)	Includes $47.4 million of construction in progress at December 31, 2019.
(4)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:
Buildings	Useful lives, 31.5 to 40 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(5)	Excludes fair market value of debt adjustments and net loan costs aggregating $0.7 million.

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$4,627,866	$8,248,003	$9,244,058
Acquisitions	80,771	34,675	82,137
Developments, improvements and expansions	109,830	120,325	119,651
Adjustments of property carrying values (Impairments)	(3,370)	(56,317)	(345,282)
Disposals	(105,285)	(998,776)	(852,561)
Spin-off of RVI	—	(2,720,044)	—
Balance at end of year	$4,709,812	$4,627,866	$8,248,003

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,172,357	$1,953,479	$1,996,176
Depreciation for year	147,372	207,902	285,484
Disposals	(30,581)	(268,405)	(328,181)
Spin-off of RVI	—	(720,619)	—
Balance at end of year	$1,289,148	$1,172,357	$1,953,479

SCHEDULE IV

SITE Centers Corp.

Mortgage Loans on Real Estate

December 31, 2019

(In thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms(A)	Prior Liens(B)	Face Amount of Mortgages	Carrying Amount of Mortgages(C)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mezzanine Loan
Retail
Borrower A	9.0%	Jun-23	I	$19,799	$7,500	$7,541	$—

Investments in and Advances to Joint Ventures
Borrower B	8.5%	Oct-21	QI	279,986	300,000	57,134	—
Borrower C	8.5%	Dec-22	QI	149,654	82,634	55,455	—
				$449,439	$390,134	$120,130	$—
(A)	I = Interest only; QI = Quarterly partial payment Interest only.
(B)	The first mortgage loans on certain properties are not held by the Company. Accordingly, the amounts of the prior liens for those properties at December 31, 2019, are estimated.
(C)	The aggregate cost for federal income tax purposes is $208.1 million. Carrying amount is net of applicable valuation allowance.

Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$209,566	$297,451	$442,826
Additions during period:
Interest	18,285	20,807	28,116
Accretion of discount	—	—	269
Deductions during period:
Provision for loan loss reserve	(15,544)	(11,422)	(61,000)
Collections of principal and interest	(92,177)	(97,270)	(112,760)
Balance at close of period	$120,130	$209,566	$297,451

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2020.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Conor Fennerty	Executive Vice President, Chief Financial Officer & Treasurer
Conor Fennerty	(Principal Financial Officer)

/s/ Christa A. Vesy	Executive Vice President & Chief Accounting Officer
Christa A. Vesy	(Principal Accounting Officer)

/s/ Linda B. Abraham	Director
Linda B. Abraham

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ Jane E. DeFlorio	Director
Jane E. DeFlorio

/s/ Thomas Finne	Director
Thomas Finne

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Alexander Otto	Director
Alexander Otto

/s/ Dawn M. Sweeney	Director
Dawn M. Sweeney