Form 10-Q
period 2020-03-31
SITE Centers Corp.
filed 2020-04-30
CIK 894315

Jo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 24, 2020, the registrant had 193,149,243 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2020

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Land	$881,360	$881,397
Buildings	3,289,988	3,277,440
Fixtures and tenant improvements	493,371	491,312
	4,664,719	4,650,149
Less: Accumulated depreciation	(1,323,390)	(1,289,148)
	3,341,329	3,361,001
Construction in progress and land	62,250	59,663
Total real estate assets, net	3,403,579	3,420,664
Investments in and advances to joint ventures, net	178,983	294,495
Investment in and advances to affiliate	190,105	190,105
Cash and cash equivalents	514,258	16,080
Restricted cash	106	3,053
Accounts receivable	56,436	60,594
Other assets, net	101,614	108,631
	$4,445,081	$4,093,622
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,447,997	$1,647,963
Term loan, net	99,504	99,460
Revolving credit facilities	645,000	5,000
	2,192,501	1,752,423
Mortgage indebtedness, net	54,210	94,874
Total indebtedness	2,246,711	1,847,297
Accounts payable and other liabilities	186,845	220,811
Dividends payable	44,047	44,036
Total liabilities	2,477,603	2,112,144
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	175,000	175,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 193,994,403 and 193,823,409 shares issued at March 31, 2020 and December 31, 2019, respectively	19,399	19,382
Additional paid-in capital	5,703,521	5,700,400
Accumulated distributions in excess of net income	(4,075,813)	(4,066,099)
Deferred compensation obligation	5,994	7,929
Accumulated other comprehensive loss	(104)	(491)
Less: Common shares in treasury at cost: 1,097,130 and 325,318 shares at March 31, 2020 and December 31, 2019, respectively	(13,600)	(7,707)
Total SITE Centers shareholders' equity	1,964,397	1,978,414
Non-controlling interests	3,081	3,064
Total equity	1,967,478	1,981,478
	$4,445,081	$4,093,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2020	2019
Revenues from operations:
Rental income	$112,529	$112,221
Fee and other income	16,781	18,801
	129,310	131,022
Rental operation expenses:
Operating and maintenance	18,480	18,841
Real estate taxes	17,657	17,743
Impairment charges	—	620
General and administrative	11,376	14,112
Depreciation and amortization	42,993	42,608
	90,506	93,924
Other income (expense):
Interest income	3,485	4,521
Interest expense	(20,587)	(21,726)
Other (expense) income, net	(17,409)	153
	(34,511)	(17,052)
Income before earnings from equity method investments and other items	4,293	20,046
Equity in net income of joint ventures	2,171	1,043
Reserve of preferred equity interests, net	(18,057)	(1,099)
Gain on sale of joint venture interest	45,681	—
Gain on disposition of real estate, net	773	16,377
Income before tax expense	34,861	36,367
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(233)	(272)
Net income	$34,628	$36,095
Income attributable to non-controlling interests, net	(295)	(305)
Net income attributable to SITE Centers	$34,333	$35,790
Preferred dividends	(5,133)	(8,383)
Net income attributable to common shareholders	$29,200	$27,407

Per share data:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2020	2019
Net income	$34,628	$36,095
Other comprehensive income:
Foreign currency translation, net	(785)	187
Change in cash flow hedges reclassed to earnings	1,172	117
Total other comprehensive income	387	304
Comprehensive income	$35,015	$36,399
Total comprehensive income attributable to non-controlling interests	(295)	(305)
Total comprehensive income attributable to SITE Centers	$34,720	$36,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2019	$325,000	$19,382	$5,700,400	$(4,066,099)	$7,929	$(491)	$(7,707)	$3,064	$1,981,478
Issuance of common shares related to stock plans	—	17	109	—	—	—	—	—	126
Repurchase of common shares	—	—	—	—	—	—	(7,500)	—	(7,500)
Stock-based compensation, net	—	—	3,012	—	(1,935)	—	1,607	—	2,684
Distributions to non-controlling interests	—	—	—	—	—	—	—	(278)	(278)
Dividends declared-common shares	—	—	—	(38,914)	—	—	—	—	(38,914)
Dividends declared-preferred shares	—	—	—	(5,133)	—	—	—	—	(5,133)
Comprehensive income	—	—	—	34,333	—	387	—	295	35,015
Balance, March 31, 2020	$325,000	$19,399	$5,703,521	$(4,075,813)	$5,994	$(104)	$(13,600)	$3,081	$1,967,478

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2018	$525,000	$18,471	$5,544,220	$(3,980,151)	$8,193	$(1,381)	$(44,278)	$2,928	$2,073,002
Issuance of common shares related to stock plans	—	1	31	—	—	—	—	—	32
Repurchase of common shares	—	—	—	—	—	—	(14,069)	—	(14,069)
Stock-based compensation, net	—	—	1,044	—	(239)	—	1,644	—	2,449
Distributions to non-controlling interests	—	—	—	—	—	—	—	(212)	(212)
Dividends declared-common shares	—	—	—	(36,252)	—	—	—	—	(36,252)
Dividends declared-preferred shares	—	—	—	(8,383)	—	—	—	—	(8,383)
Comprehensive income	—	—	—	35,790	—	304	—	305	36,399
Balance, March 31, 2019	$525,000	$18,472	$5,545,295	$(3,988,996)	$7,954	$(1,077)	$(56,703)	$3,021	$2,052,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2020	2019
Cash flow from operating activities:
Net income	$34,628	$36,095
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	42,993	42,608
Stock-based compensation	18	2,917
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	1,519	937
Loss on debt extinguishment	16,568	—
Equity in net income of joint ventures	(2,171)	(1,043)
Reserve of preferred equity interests, net	18,057	1,099
Operating cash distributions from joint ventures	2,121	2,336
Gain on sale of joint venture interest	(45,681)	—
Gain on disposition of real estate, net	(773)	(16,377)
Impairment charges	—	620
Assumption of buildings due to ground lease termination	(3,025)	—
Change in notes receivable accrued interest	664	266
Net change in accounts receivable	4,177	4,018
Net change in accounts payable and accrued expenses	(19,292)	(19,132)
Net change in other operating assets and liabilities	(13,953)	(12,081)
Total adjustments	1,222	6,168
Net cash flow provided by operating activities	35,850	42,263
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(23,022)	(18,153)
Proceeds from disposition of real estate	1,060	70,038
Proceeds from sale of joint venture interest	140,519	—
Equity contributions to joint ventures	(86)	(47)
Distributions from unconsolidated joint ventures	3,168	11,928
Repayment of joint venture advances, net	—	12,687
Repayment of notes receivable	7,500	—
Net transactions with RVI	—	7
Net cash flow provided by investing activities	129,139	76,460
Cash flow from financing activities:
Proceeds from (Repayment of) revolving credit facilities, net	640,000	(60,000)
Repayment of senior notes, including repayment costs	(216,568)	—
Repayment of term loan and mortgage debt	(40,436)	(526)
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(948)	(627)
Repurchase of common shares	(7,500)	(14,069)
Distributions to non-controlling interests and redeemable operating partnership units	(278)	(213)
Dividends paid	(44,036)	(45,262)
Net cash flow provided by (used for) financing activities	330,234	(120,697)

Effect of foreign exchange rate changes on cash and cash equivalents	8	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	495,223	(1,974)
Cash, cash equivalents and restricted cash, beginning of period	19,133	13,650
Cash, cash equivalents and restricted cash, end of period	$514,364	$11,673

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $94.5 million and $114.0 million as of March 31, 2020 and December 31, 2019, respectively.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2020	2019
Dividends declared, but not paid	$44.0	$44.6
Accounts payable related to construction in progress	7.7	8.8
Assumption of buildings due to ground lease terminations	3.0	—

Common Shares

The Company declared common share dividends of $0.20 per share for the three months ended March 31, 2020 and 2019, respectively.

New Accounting Standard

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, “Topic 326”). The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19, to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting for Leases During COVID-19 Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.  The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.

2.	Revenue Recognition

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income, primarily composed of theater income, and is recognized in the period earned as follows (in thousands):

	Three Months
	Ended March 31,
	2020	2019
Revenue from contracts:
Asset and property management fees	$9,325	$11,531
Leasing commissions	2,996	1,499
Development fees	870	553
Disposition fees	1,556	1,202
Credit facility guaranty and refinancing fees	—	1,800
Total revenue from contracts with customers	14,747	16,585
Other property income:
Other	2,034	2,216
Total fee and other income	$16,781	$18,801

3.	Investments in and Advances to Joint Ventures

At March 31, 2020 and December 31, 2019, the Company had ownership interests in various unconsolidated joint ventures that had an investment in 78 and 100 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2020	December 31, 2019
Condensed Combined Balance Sheets
Land	$556,291	$895,427
Buildings	1,687,612	2,583,053
Fixtures and tenant improvements	154,278	233,303
	2,398,181	3,711,783
Less: Accumulated depreciation	(548,541)	(949,879)
	1,849,640	2,761,904
Construction in progress and land	52,603	58,855
Real estate, net	1,902,243	2,820,759
Cash and restricted cash	59,184	109,260
Receivables, net	22,442	37,191
Other assets, net	105,457	147,129
	$2,089,326	$3,114,339

Mortgage debt	$1,434,981	$1,640,146
Notes and accrued interest payable to the Company	4,896	4,975
Other liabilities	97,384	142,754
	1,537,261	1,787,875
Redeemable preferred equity – SITE Centers (A)	218,315	217,871
Accumulated equity	333,750	1,108,593
	$2,089,326	$3,114,339

Company's share of accumulated equity	$74,165	$186,247
Redeemable preferred equity, net (B)	93,909	112,589
Basis differentials	7,518	(6,864)
Deferred development fees, net of portion related to the Company's interest	(1,505)	(2,452)
Amounts payable to the Company	4,896	4,975
Investments in and Advances to Joint Ventures, net	$178,983	$294,495

(A)	Includes PIK that the Company has accrued since March 2017 of $18.4 million and $17.3 million at March 31, 2020 and December 31, 2019, respectively, which, in each case, was fully reserved.

(B)	Amount is net of the valuation allowance of $106.0 million and $87.9 million at March 31, 2020 and December 31, 2019, respectively, and the fully reserved PIK.

	Three Months
	Ended March 31,
	2020	2019
Condensed Combined Statements of Operations
Revenues from operations	$85,621	$109,103
Expenses from operations:
Operating expenses	24,415	30,061
Impairment charges	31,720	12,267
Depreciation and amortization	30,104	39,504
Interest expense	17,755	25,656
Preferred share expense	4,530	5,459
Other expense, net	4,657	5,456
	113,181	118,403
Loss before gain on disposition of real estate	(27,560)	(9,300)
Gain on disposition of real estate, net	8,906	15,966
Net (loss) income attributable to unconsolidated joint ventures	$(18,654)	$6,666
Company's share of equity in net income of joint ventures	$2,015	$845
Basis differential adjustments(A)	156	198
Equity in net income of joint ventures	$2,171	$1,043
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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Joint Ventures (as defined below) are as follows (in millions):

	Three Months
	Ended March 31,
	2020	2019
Revenue from contracts:
Asset and property management fees	$4.5	$5.2
Development fees, leasing commissions and other	2.6	1.4
	7.1	6.6
Other:
Interest income	3.5	4.2
Other	0.7	0.8
	4.2	5.0
	$11.3	$11.6

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

The Company’s preferred interests are entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred investments have an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone has the right to defer up to

2.0% of the 8.5% preferred fixed distributions as a payment in kind (“PIK”) distribution.  Blackstone has made this PIK deferral election since the formation of both joint ventures.  The preferred interest distributions are recognized as Interest Income within the Company’s consolidated statements of operations and are classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.  The cash portion of the preferred fixed distributions is generally payable first out of operating cash flows and is current for both BRE DDR Joint Ventures.  The Company has no expectation that the cash portion of the accrued preferred fixed distribution will become impaired.  As a result of the valuation allowances recorded, the Company no longer recognizes as interest income the 2.0% PIK.  Although Blackstone has the right to change its payment election, the Company expects future preferred distributions to continue to include the PIK component.  The recognition of the PIK interest income will be reevaluated based upon any future adjustments to the aggregate valuation allowance, as appropriate.

The Company reassesses the aggregate valuation allowance quarterly, based upon actual timing and values of recent property sales, as well as current market assumptions.  The Company has a valuation allowance at March 31, 2020 recorded on each of the BRE DDR III and BRE DDR IV preferred investment interests on a net basis, as described below.  The Company adjusted the aggregate valuation allowances by an increase of $18.1 million for the three months ended March 31, 2020.  Adjustments to the valuation allowances are recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

The preferred investments are summarized as follows (in millions, except properties owned):

		Preferred Investment (Principal)
	Redemption Date	Initial	March 31, 2020	Valuation Allowance	Net of Reserve	Properties Owned at March 31, 2020
BRE DDR III	October 2021	$300.0	$132.4	$(88.2)	$44.2	13
BRE DDR IV	December 2022	82.6	64.0	(17.8)	46.2	5
		$382.6	$196.4	$(106.0)	$90.4

Disposition of Shopping Centers and Joint Venture Interest

In February 2020, the Company sold its 15% interest in the DDRTC joint venture to its partner, an affiliate of TIAA-CREF, which resulted in net proceeds to the Company of $140.5 million in the three months ended March 31, 2020 and prior to any working capital adjustments (which are expected to be finalized in the second quarter of 2020).  The Company recorded a gain on sale of joint venture interest of $45.7 million in connection with this sale.

From January 1, 2020 to March 31, 2020, one shopping center was sold for $25.0 million, of which the Company’s share of the gain on sale was $1.7 million.

4.	Investment in and Advances to Affiliate

The Company has a preferred investment in Retail Value Inc. (“RVI”) of $190.0 million.  Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	Three Months
	Ended March 31,
	2020	2019
Revenue from contracts with RVI:
Asset and property management fees	$4.8	$5.8
Leasing commissions	1.2	0.8
Disposition fees	1.6	1.1
Credit facility guaranty and refinancing fees	—	1.8
Total revenue from contracts with RVI	$7.6	$9.5

5.	Other Assets, net

Other assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Intangible assets:
In-place leases, net	$23,150	$25,114
Above-market leases, net	2,956	3,193
Lease origination costs	3,431	3,720
Tenant relationships, net	24,488	25,994
Total intangible assets, net(A)	54,025	58,021
Operating lease ROU assets	22,013	21,792
Notes receivable(B)	—	7,541
Other assets:
Prepaid expenses	10,826	6,104
Other assets	3,329	2,959
Deposits	3,792	4,087
Deferred charges, net	7,629	8,127
Total other assets, net	$101,614	$108,631

Below-market leases, net (other liabilities)	$45,700	$46,961
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $3.8 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively.

(B)	Repaid in full in the first quarter of 2020.
6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at March 31, 2020	Weighted-Average Interest Rate at March 31, 2020	Maturity Date
Unsecured Credit Facility	$645.0	1.9%	January 2024
PNC Facility	—	N/A	January 2024

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained and certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2020.

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

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at March 31, 2020) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at March 31, 2020).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at March 31, 2020.
7.	Senior Notes

In March 2020, the Company redeemed the entire $200.0 million outstanding aggregate principal amount of its 4.625% Senior Notes due 2022 (the “Senior Notes due 2022”).  In connection with the redemption of the Senior Notes due 2022, the Company paid a make-whole amount of $16.6 million.  This make-whole amount is included in Other (expense) income, net, in the Company’s consolidated statements of operations.
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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,447,997	$1,511,258	$1,647,963	$1,744,581
Revolving Credit Facilities and term loan	744,504	745,000	104,460	105,084
Mortgage Indebtedness	54,210	55,066	94,874	96,276
	$2,246,711	$2,311,324	$1,847,297	$1,945,941

9.	Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2019	$(1,172)	$681	$(491)
Other comprehensive loss before reclassifications	—	(785)	(785)
Change in cash flow hedges reclassed to earnings(A)	1,172	—	1,172
Net current-period other comprehensive income (loss)	1,172	(785)	387
Balance, March 31, 2020	$—	$(104)	$(104)
(A)	Included in this amount, $0.1 million is classified as interest expense and $1.1 million is classified as other expense in the Company’s consolidated statement of operations.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months
	Ended March 31,
	2020	2019
Assets marketed for sale	$—	$0.6
Reserve of preferred equity interests(A)	18.1	1.1
Total impairment charges	$18.1	$1.7

(A)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

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

The following table presents information about the Company’s reserves on financial assets that were measured on a fair value basis for the three months ended March 31, 2020.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
March 31, 2020
Preferred equity interests	$—	$—	$90.4	$90.4	$18.1

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
Description	March 31, 2020	Valuation Technique	Unobservable Inputs	Range
Preferred equity interests	$90.4	Discounted Cash Flow	Discount Rate	8.9%-10.1%
			Terminal Capitalization Rate	8.2%-9.6%
			NOI Growth Rate	1%

11.	Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2020	2019
Numerators – Basic and Diluted
Net income	$34,628	$36,095
Plus: Income attributable to non-controlling interests	(295)	(305)
Less: Preferred dividends	(5,133)	(8,383)
Less: Earnings attributable to unvested shares and operating partnership units	(149)	(172)
Net income attributable to common shareholders after allocation to participating securities	$29,051	$27,235
Denominators – Number of Shares
Basic—Average shares outstanding	193,726	180,546
Assumed conversion of diluted securities	—	545
Diluted—Average shares outstanding	193,726	181,091
Earnings Per Share:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2020, March 2019, March 2018 and March 2017 were not considered in the computation of EPS for the three months ended March 31, 2020, as no share units would have been issued under the plan.  PRSUs issued in March 2019 and March 2018 were dilutive and the PRSUs issued in March 2017 were not considered in the computation of diluted EPS for the three months ended March 31, 2019, as the calculation was anti-dilutive.  For the three months ended March 31, 2020 and 2019, respectively, the Company recorded a mark-to-market adjustment of $2.2 million as income and $0.9 million as expense, respectively, primarily in connection with the PRSUs issued in March 2018.

Stock Repurchase Program

In 2018, the Company’s Board of Directors authorized a common share repurchase program.  In the first three months of 2020, the Company repurchased 0.8 million shares at a cost of $7.5 million.  These shares are recorded as Treasury Shares on the Company’s consolidated balance sheet.

12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2020
	Shopping Centers	Loan Investments	Other	Total
Rental income	$112,529	$—		$112,529
Other income	16,768	13		16,781
Total revenues	129,297	13		129,310
Rental operation expenses	(36,137)	—		(36,137)
Net operating income	93,160	13		93,173
Depreciation and amortization	(42,993)			(42,993)
Interest income		3,485		3,485
Other expense, net			$(17,409)	(17,409)
Unallocated expenses(A)			(31,963)	(31,963)
Equity in net income of joint ventures	2,171			2,171
Reserve of preferred equity interests, net		(18,057)		(18,057)
Gain on sale of joint venture interest	45,681			45,681
Gain on disposition of real estate, net	773			773
Income before tax expense				$34,861

As of March 31, 2020:
Total gross real estate assets	$4,726,969			$4,726,969
Notes receivable, net(B)		$93,909	$(93,909)	$—

	Three Months Ended March 31, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$112,221	$—		$112,221
Other income	18,787	14		18,801
Total revenues	131,008	14		131,022
Rental operation expenses	(36,584)	—		(36,584)
Net operating income	94,424	14		94,438
Impairment charges	(620)			(620)
Depreciation and amortization	(42,608)			(42,608)
Interest income		4,521		4,521
Other income, net			$153	153
Unallocated expenses(A)			(35,838)	(35,838)
Equity in net income of joint ventures	1,043			1,043
Reserve of preferred equity interests, net		(1,099)		(1,099)
Gain on disposition of real estate, net	16,377			16,377
Income before tax expense				$36,367

As of March 31, 2019:
Total gross real estate assets	$4,583,366			$4,583,366
Notes receivable, net(B)		$195,795	$(176,120)	$19,675

(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.

(B)	Amount includes BRE DDR Joint Venture preferred investment interests (Note 3) classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.

13.	Subsequent Events

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Federal, state and local governments have taken various actions including the issuance of stay-at-home orders, social distancing guidelines and ordering the temporary closure of non-essential businesses, including many of the Company’s tenants to limit the spread of COVID-19.  Accordingly, many of the Company’s tenants have adjusted, reduced or suspended operating activities.

The Company has received numerous requests for rent relief including deferment of the payment of rent or rent reductions beginning with April 2020 rent.  Discussions with individual tenants that failed to satisfy their April rent obligations are underway. Though the outcome of these discussions is expected to vary from tenant to tenant, the Company expects that it may enter into rent‑deferral arrangements with some tenants, including smaller local operators, whose operations have been significantly impacted by COVID-19.  In addition, in order to maintain the Company’s liquidity position and maximize flexibility, the Company’s Board of Directors has elected not to declare a dividend on its common shares for the second quarter of 2020.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2019, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers.  As of March 31, 2020, the Company’s portfolio consisted of 148 shopping centers (including 79 shopping centers owned through joint ventures).  At March 31, 2020, the Company owned approximately 47.2 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 11.5 million total square feet of GLA for Retail Value Inc. (“RVI”).  At March 31, 2020, the aggregate occupancy of the Company’s operating shopping center portfolio was 90.1%, and the average annualized base rent per occupied square foot was $18.49, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2020	2019
Net income attributable to common shareholders	$29,200	$27,407
FFO attributable to common shareholders	$47,422	$60,666
Operating FFO attributable to common shareholders	$61,150	$58,701
Earnings per share – Diluted	$0.15	$0.15

For the three months ended March 31, 2020, net income attributable to common shareholders increased compared to the same period in the prior year, primarily due to gain on sale of the Company’s interest in the DDRTC joint venture offset by recognition of a valuation allowance with respect to the Company’s preferred investment in the BRE DDR joint ventures and debt extinguishment costs relating to redemption of the Company’s 4.625% Senior Notes due 2022 (the “Senior Notes due 2022”).

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  To limit the spread of COVID-19, federal, state and local governments have taken various actions including the issuance of stay-at-home orders, social distancing guidelines and ordering the temporary closure of non-essential businesses, including many of the Company’s tenants.  Accordingly, many of the Company’s tenants have adjusted, reduced or suspended operating activities.  In addition, the Company closed all of its offices in March 2020 and successfully transitioned to working remote.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.  For further discussion see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part II of this Quarterly Report.

Company Activity

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaptation of existing square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include opportunistic investments and tactical redevelopment.  Management intends to use proceeds from the sale of lower growth assets and other investments to fund opportunistic investing and tactical redevelopment activity.

In February 2020, the Company sold its interest in the DDRTC joint venture to its partner, an affiliate of TIAA-CREF, which resulted in net proceeds to the Company of $140.5 million prior to any working capital adjustments to be finalized in the second quarter of 2020.

During the first three months of 2020, one shopping center was sold by an unconsolidated joint venture and the Company sold land parcels for an aggregate of $25.9 million or $5.9 million at the Company’s share.  In addition, the Company received $7.5 million related to the repayment of a loan investment.

In March 2020, the Company redeemed all $200.0 million aggregate principal amount outstanding of Senior Notes due 2022.

In addition, in the first three months of 2020, the Company repurchased 0.8 million common shares for $7.5 million under the Company’s share repurchase program.

Company Highlights

During the three months ended March 31, 2020, the Company completed the following operational activities:

•

Leased approximately 1.0 million square feet of GLA including 30 new leases and 105 renewals for a total of 135 leases.  The remaining 2020 lease expirations as of March 31, 2020, aggregated approximately 1.1 million square feet of GLA,  (representing approximately 54.2% of total annualized base rent of 2020 expiring leases as of December 31, 2019), as compared to 1.9 million square feet of GLA as of December 31, 2019;

•

The Company continued to execute both new leases and renewals at positive rental spreads.  At December 31, 2019, the Company had 324 leases expiring in 2020, with an average base rent per square foot of $19.41, on a pro rata basis, as adjusted for the Company’s sale of its interest in the DDRTC joint venture.  For the comparable leases executed in the three months ended March 31, 2020, the Company generated positive leasing spreads on a pro rata basis of 20.1% for new leases and 3.3% for renewals.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;

•

The Company’s total portfolio average annualized base rent per square foot increased to $18.49 at March 31, 2020, on a pro rata basis, as compared to $18.25 at December 31, 2019 (excluding the DDRTC joint venture was $18.43), and $17.92 at March 31, 2019;

•

The aggregate occupancy of the Company’s operating shopping center portfolio was 90.1% at March 31, 2020, on a pro rata basis, as compared to 90.8% at December 31, 2019 (excluding the DDRTC joint venture was 90.7%), and 89.2% at March 31, 2019 and

•

For new leases executed during the three months ended March 31, 2020, at the Company’s interest, the Company expended a weighted-average cost of $6.79 per rentable square foot for tenant improvements and lease commissions over the lease term.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2019, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Rental income(A)	$112,529	$112,221	$308
Fee and other income(B)	16,781	18,801	(2,020)
Total revenues	$129,310	$131,022	$(1,712)
(A)	The following table summarizes the key components of the 2020 rental income as compared to 2019:
	Three Months
	Ended March 31,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income(1)	$80,710	$81,355	$(645)
Recoveries from tenants(2)	27,199	27,461	(262)
Lease termination fees, ancillary and other rental income	5,109	3,846	1,263
Bad debt	(489)	(441)	(48)
Total contractual lease payments	$112,529	$112,221	$308

(1)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$1.5
Acquisition of shopping centers	1.3
Redevelopment properties	(0.2)
Disposition of shopping centers	(1.6)
Straight-line rents	(1.6)
Total	$(0.6)

The decrease in straight-line relates to additional reversals associated with credit risk tenants primarily triggered by COVID-19.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios:  pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro Rata Combined Shopping Center Portfolio March 31,
	2020	2019
Centers owned	148	173
Aggregate occupancy rate	90.1%	89.2%
Average annualized base rent per occupied square foot	$18.49	$17.92

	Wholly-Owned Shopping Centers March 31,
	2020	2019
Centers owned	69	69
Aggregate occupancy rate	90.2%	88.8%
Average annualized base rent per occupied square foot	$18.86	$18.48

	Joint Venture Shopping Centers March 31,
	2020	2019
Centers owned	79	104
Aggregate occupancy rate	89.0%	90.8%
Average annualized base rent per occupied square foot	$15.10	$14.83

At March 31, 2020 and 2019, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 93.0% and 91.8%, respectively, and the average annualized base rent per occupied square foot was $18.20 and $18.00, respectively.

(2)

Recoveries from tenants for the Comparable Portfolio Properties were approximately 78.3% and 79.3% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2020 and 2019, respectively.  The decrease in the recovery percentage primarily relates to reserves established for bankrupt tenants.

(B)

Decreased primarily due to a refinancing fee earned from RVI of $1.8 million during the three months ended March 31, 2019 and lower fee income received from joint ventures as a result of the sale of joint venture assets offset by higher disposition fees from RVI.

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

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Operating and maintenance(A)	$18,480	$18,841	$(361)
Real estate taxes(A)	17,657	17,743	(86)
Impairment charges(B)	—	620	(620)
General and administrative(C)	11,376	14,112	(2,736)
Depreciation and amortization(A)	42,993	42,608	385
	$90,506	$93,924	$(3,418)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(0.5)	$(0.4)	$(0.1)
Acquisition of shopping centers	0.2	0.2	1.0
Redevelopment properties	0.3	0.4	0.3
Disposition of shopping centers	(0.4)	(0.3)	(0.8)
	$(0.4)	$(0.1)	$0.4
(B)

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

(C)

General and administrative expenses for the three months ended March 31, 2020 and 2019 were approximately 4.3% and 4.7% of total revenues, respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Interest income(A)	$3,485	$4,521	$(1,036)
Interest expense(B)	(20,587)	(21,726)	1,139
Other (expense) income, net(C)	(17,409)	153	(17,562)
	$(34,511)	$(17,052)	$(17,459)
(A)

The decrease in the amount of interest income recognized primarily was due to the decrease in the face amount of the preferred equity investments in the unconsolidated joint ventures with The Blackstone Group L.P. (“Blackstone”) as a result of repayments by the joint ventures from asset sale proceeds (see “Sources and Uses of Capital” included elsewhere herein).  The Company had a gross preferred investment (including accrued interest in the Blackstone joint ventures) of $199.9 million and $249.6 million at March 31, 2020 and 2019, respectively.  A portion of the proceeds generated from assets sold by the Blackstone joint ventures in the future are expected to be used to repay the preferred equity.  Any repayment of this preferred interest would impact the amount of interest income recorded by the Company in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.  Decrease in interest income was also related to the repayment of loan investments.

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Three Months
	Ended March 31,
	2020	2019
Weighted-average debt outstanding (in billions)	$2.0	$1.9
Weighted-average interest rate	4.0%	4.4%

The Company’s overall balance sheet strategy is to continue to reduce leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 3.4% and 4.2% at March 31, 2020 and 2019, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.3 million for both the three months ended March 31, 2020 and 2019.

(C)	Debt extinguishment costs related to the redemption of the Senior Notes due 2022.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Equity in net income of joint ventures(A)	$2,171	$1,043	$1,128
Reserve of preferred equity interests, net(B)	(18,057)	(1,099)	(16,958)
Gain on sale of joint venture interest(C)	45,681	—	45,681
Gain on disposition of real estate, net(D)	773	16,377	(15,604)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(233)	(272)	39
Income attributable to non-controlling interests, net	(295)	(305)	10
(A)

The increase primarily was the result of higher gain on sale, offset by higher impairment charges and asset sales.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.
(C)	In February 2020, the Company sold its 15% interest in the DDRTC joint venture to its partner TIAA-CREF, which resulted in net proceeds to the Company of $140.5 million.
(D)	Sold land parcels during the three months ended March 31, 2020.

Net Income (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Net income attributable to SITE Centers	$34,333	$35,790	$(1,457)

The decrease in net income as compared to the prior year period was primarily attributable to gain on sale of DDRTC Joint Venture investment in February 2020 offset by a valuation allowance relating to the Company’s preferred investments in the joint ventures with Blackstone and debt extinguishment costs relating to the redemption of the Senior Notes due 2022.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2020	2019	$ Change
FFO attributable to common shareholders	$47,422	$60,666	$(13,244)
Operating FFO attributable to common shareholders	61,150	58,701	2,449

The decrease in FFO for the three months ended March 31, 2020, primarily was attributable to higher debt extinguishment costs.

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

	Three Months
	Ended March 31,
	2020	2019
Net income attributable to common shareholders	$29,200	$27,407
Depreciation and amortization of real estate investments	41,619	40,957
Equity in net income of joint ventures	(2,171)	(1,043)
Joint ventures' FFO(A)	7,143	7,975
Non-controlling interests (OP Units)	28	28
Impairment of real estate	—	620
Reserve of preferred equity interests	18,057	1,099
Gain on sale of joint venture interest	(45,681)	—
Gain on disposition of real estate, net	(773)	(16,377)
FFO attributable to common shareholders	47,422	60,666
RVI disposition and refinancing fees	(1,556)	(2,900)
Mark-to-market adjustment (PRSUs)	(2,167)	899
Debt extinguishment, transaction, other, net(B)	17,409	22
Joint ventures – debt extinguishment and other, net	42	14
Non-operating items, net	13,728	(1,965)
Operating FFO attributable to common shareholders	$61,150	$58,701

(A)

At March 31, 2020 and 2019, the Company had an economic investment in unconsolidated joint venture interests related to 78 and 103 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2020	2019
Net (loss) income attributable to unconsolidated joint ventures	$(18,654)	$6,666
Depreciation and amortization of real estate investments	30,104	39,504
Impairment of real estate	31,720	12,267
Gain on disposition of real estate, net	(8,906)	(15,966)
FFO	$34,264	$42,471
FFO at SITE Centers' ownership interests	$7,143	$7,975
Operating FFO at SITE Centers' ownership interests	$7,185	$7,989

(B)	Amounts included in this line item are as follows (in thousands):
	Three Months
	Ended March 31,
	2020	2019
Debt extinguishment costs, net	$17,186	$10
Transaction costs - RVI spin-off	—	27
Transaction and other expense (income), net	223	(15)
	$17,409	$22

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income (including reimbursements) and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI includes assets owned in comparable periods (15 months for quarter comparisons).  In addition, SSNOI is presented both including and excluding activity associated with development and major redevelopment.  In addition, SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI at its effective ownership interest provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

SSNOI is not, and is not intended to be, a presentation in accordance with GAAP.  SSNOI information has its limitations as it excludes any capital expenditures associated with the re-leasing of tenant space or as needed to operate the assets.  SSNOI does not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  Management does not use SSNOI as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities.  SSNOI does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  SSNOI should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  A reconciliation of NOI and SSNOI to their most directly comparable GAAP measure of net income (loss) is provided below.

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019	2020	2019
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$34,333	$35,790	$34,333	$35,790
Fee income	(15,228)	(17,332)	(15,228)	(17,332)
Interest income	(3,485)	(4,521)	(3,485)	(4,521)
Interest expense	20,587	21,726	20,587	21,726
Depreciation and amortization	42,993	42,608	42,993	42,608
General and administrative	11,376	14,112	11,376	14,112
Other expense (income), net	17,409	(153)	17,409	(153)
Impairment charges	—	620	—	620
Equity in net income of joint ventures	(2,171)	(1,043)	(2,171)	(1,043)
Reserve of preferred equity interests	18,057	1,099	18,057	1,099
Tax expense	233	272	233	272
Gain on sale of joint venture interest	(45,681)	—	(45,681)	—
Gain on disposition of real estate, net	(773)	(16,377)	(773)	(16,377)
Income from non-controlling interests	295	305	295	305
Consolidated NOI	$77,945	$77,106	$77,945	$77,106
SITE Centers' consolidated joint venture	—	—	(476)	(444)
Consolidated NOI, net of non-controlling interests	$77,945	$77,106	$77,469	$76,662

Net (loss) income from unconsolidated joint ventures	$(18,654)	$6,666	$1,981	$774
Interest expense	17,755	25,656	3,329	4,429
Depreciation and amortization	30,104	39,504	5,196	6,167
Impairment charges	31,720	12,267	1,586	2,453
Preferred share expense	4,530	5,459	227	273
Other expense, net	4,657	5,456	936	996
Gain on disposition of real estate, net	(8,906)	(15,966)	(1,739)	(1,555)
Unconsolidated NOI	$61,206	$79,042	$11,516	$13,537

Total Consolidated + Unconsolidated NOI			$88,985	$90,199
Less: Non-Same Store NOI adjustments			(4,505)	(8,220)
Total SSNOI including redevelopment			$84,480	$81,979
Less: Redevelopment Same Store NOI adjustments			(5,240)	(5,566)
Total SSNOI excluding redevelopment			$79,240	$76,413

SSNOI % Change including redevelopment			3.1%
SSNOI % Change excluding redevelopment			3.7%

The increase in SSNOI at the Company’s effective ownership interest for the three months ended March 31, 2020 as compared to 2019 primarily was due to increases in the base rent per occupied square foot resulting from a combination of new leases and renewals, increased occupancy and continued tenant bankruptcy settlements.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $2.3 billion at March 31, 2020, compared to $1.8 billion at December 31, 2019.

As a result of the uncertain impact that COVID-19 may have on the Company’s business and the duration thereof, the Company has taken proactive measures to further improve its financial position and liquidity.  In March 2020, the Company drew a total of $645.0 million on its Revolving Credit Facilities (defined below).  Proceeds from the sale of its interest in the DDRTC joint venture, along with a portion of the credit facility borrowings, were used to redeem all $200.0 million aggregate principal amount of the Senior Notes due 2022. As a result, the Company had an unrestricted cash balance of $514.3 million at March 31, 2020 and remaining availability under the Revolving Credit Facilities of $325.0 million (subject to satisfaction of applicable borrowing conditions).  The Company has no consolidated mortgage debt maturing in 2020, $16.2 million of consolidated mortgage debt maturing in 2021 and no unsecured debt maturities prior to 2023. The Company’s unconsolidated joint ventures have $59.0 million and $48.1 million of mortgage debt at the Company’s share maturing in 2020 and 2021, respectively. The Company has also taken steps to substantially reduce capital spending and anticipates that it has approximately $30 million remaining to fund on its redevelopment pipeline as of March 31, 2020.  The Company’s Board of Directors has also elected not to declare a dividend on its common shares for the second quarter of 2020.  The Company believes that these collective actions will provide sufficient liquidity to operate its business.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new or existing lenders agree to provide the incremental commitments) and a maturity date of January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), and has terms substantially the same terms as those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at March 31, 2020), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at March 31, 2020).  The Company also pays an annual facility fee of 20 basis points on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2020, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  Though the Company is closely monitoring the impact of COVID-19 on its business, the Company believes it will continue to operate in compliance with these covenants in 2020.

Consolidated Indebtedness – as of March 31, 2020

As discussed above, the Company is committed to maintaining low leverage and may utilize proceeds from asset sales and other investments to repay additional debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties. See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

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

Unconsolidated Joint Ventures Mortgage Indebtedness – as of March 31, 2020

The outstanding indebtedness of the Company’s unconsolidated joint ventures at March 31, 2020, which matures in the subsequent 13-month period (i.e. thru April 30, 2021), is as follows (in millions):

	Outstanding at March 31, 2020	At SITE Centers' Share
DDR Domestic Retail Fund I(A)	$274.2	$54.8
BRE DDR Retail Holdings IV(A)	91.1	4.5
DDR SAU Retail Fund LLC(B)	20.8	4.2
Total debt maturities through April 2021	$386.1	$63.5
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)	Expected to enter into an extension agreement with the lender.

Subject to the uncertain impact of COVID-19 on capital and transactions markets, it is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options or possible asset sales. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  The Company’s joint ventures have experienced a reduction in April 2020 rent collections as a result of COVID-19.  Depending on the duration of COVID-19’s impact, and subject to discussions with applicable lenders, reduced rent collections may cause one or more of these joint ventures to be unable to satisfy applicable debt yield or debt service requirements in the future thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2020	2019
Cash flow provided by operating activities	$35,850	$42,263
Cash flow provided by investing activities	129,139	76,460
Cash flow provided by (used for) financing activities	330,234	(120,697)

Changes in cash flow for the three months ended March 31, 2020, compared to the prior comparable period are as follows:

Operating Activities:  Cash provided by operating activities decreased $6.4 million primarily due to the following:

•	Reduction in income due to properties sold in 2019 and
•	Reduction in fee and interest income.

Investing Activities:  Cash provided by investing activities increased $52.7 million primarily due to the following:

•	Increase in proceeds of $71.5 million from disposition of real estate and joint venture interest;
•	Increase in repayment of notes receivable of $7.5 million and
•	Decrease in net cash received from joint ventures of $21.4 million.

Financing Activities:  Cash provided by financing activities increased $450.9 million primarily due to the following:

•	Increase in proceeds from revolving credit facilities offset by higher debt repayments of $443.5 million and
•	Decrease in common share repurchases of $6.6 million.

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

Dividend Distribution

The Company declared common and preferred cash dividends of $44.0 million and $44.6 million for the three months ended March 31, 2020 and 2019, respectively.  The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends during the year ending December 31, 2020 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to TRS activities).

The Company declared a quarterly cash dividend of $0.20 per common share in the first three months of 2020, which was paid on April 2, 2020.  In order to maintain maximum flexibility given the uncertain impact of the COVID-19 pandemic on the its business, the Company’s Board of Directors has elected not to declare a dividend on its common shares for the second quarter of 2020.  The Board of Directors has not made any decisions with respect to its dividend policy beyond the second quarter of 2020 and will continue to evaluate its dividend policy on a quarterly basis based on operating cash flows. The Company intends to maintain compliance with REIT taxable income distribution requirements.

Common Shares and Common Share Repurchase Program

The Company has a $250.0 million continuous equity program.  At April 30, 2020, the Company had all $250.0 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. In the first quarter of 2020, the Company repurchased 0.8 million shares at a cost of $7.5 million.  Through April 30, 2020, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Proceeds from Transactional Activity

The Company sold its 15% interest in the DDRTC Joint Venture to its partner, an affiliate of TIAA-CREF, based on a gross fund value of $1.14 billion, which included $184.9 million of mortgage debt at December 31, 2019.  As of December 31, 2019, the DDRTC Joint Venture was composed of 21 assets, totaling 7.1 million square feet, and completion of the sale in February 2020 resulted in net proceeds to the Company of $140.5 million in the three months ended March 31, 2020 and prior to any working capital adjustments (which are expected to be finalized in the second quarter of 2020).

During the three months ended March 31, 2020, one shopping center asset was sold by an unconsolidated joint venture, aggregating 0.1 million square feet, together with wholly owned land sales, generated proceeds totaling $25.9 million, of which the Company’s proportionate share of the proceeds was $5.9 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  In March 2020, the Company also received $7.5 million related to the repayment of a loan investment.

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

Redevelopment Opportunities

A key component to the Company’s strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the real estate.  The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  The Company will continue to closely monitor its expected spending in 2020 for redevelopments, as the Company considers this funding to be discretionary spending.  The Company has taken steps to substantially reduce capital spending and anticipates that it has approximately $30 million remaining to fund on its redevelopment pipeline as of March 31, 2020.  The Company does not anticipate expending significant funds on joint venture redevelopment projects in 2020.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At March 31, 2020, the $881.4 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development or sale.

Included in Construction in Progress and Land at March 31, 2020 was approximately $8 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at March 31, 2020, the Company has invested approximately $83 million in various consolidated active redevelopment projects.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At March 31, 2020, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2020
The Collection at Brandon Boulevard (Tampa, Florida)	4Q20	$27,732	$20,959
1000 Van Ness (San Francisco, California)	4Q20	4,810	—
West Bay Plaza (Phase II) (Cleveland, Ohio)	2Q22	2,686	1,736
Woodfield Village Green (Chicago, Illinois)	TBD	—	53
Sandy Plains Village (Atlanta, Georgia)	TBD	—	1,218
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,004
Total		$35,228	$24,970

For redevelopment assets completed in 2020, the assets placed in service were completed at a cost of approximately $152 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.4 billion and $2.2 billion at March 31, 2020 and 2019, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations.

CAPITALIZATION

At March 31, 2020, the Company’s capitalization consisted of $2.3 billion of debt, $325.0 million of preferred shares and $1.0 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $5.21, the closing price of the Company’s common shares on the New York Stock Exchange on March 31, 2020), resulting in a debt to total market capitalization ratio of 0.63 to 1.0, as compared to the ratio of 0.38 to 1.0 at March 31, 2019.  The closing price of the Company’s common shares on the New York Stock Exchange was $13.62 at March 29, 2019, the last trading day of March.  At March 31, 2020 and 2019, the Company’s total debt consisted of $1.5 billion and $1.7 billion of fixed-rate debt, respectively, and $0.8 billion and $0.1 billion of variable-rate debt, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no consolidated debt maturing until June 2021.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

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

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $15.0 million for its consolidated properties at March 31, 2020.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2020, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.9 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

Despite recent bankruptcies and the increase of e-commerce distribution, the Company continued to see demand from a broad range of tenants for its space, particularly in the off-price sector, for most of the first quarter of 2020, which the Company believes reflects an increasingly value-oriented consumer.  This demand was evidenced by leasing activity in January and February that was relatively consistent with recent historical levels, though the Company experienced a slow-down in lease activity in March caused by uncertainty and tenant concern around the COVID-19 pandemic.  Ultimately, the Company executed new leases and renewals aggregating approximately 0.6 million square feet of space for the three months ended March 31, 2020, on a pro rata basis, which is below historical levels.

The Company benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 6.1% and Bed Bath & Beyond at 3.3%).  Other significant tenants include Dick’s Sporting Goods, Ulta, Best Buy, Nordstrom Rack, Ross Stores, Kroger, Whole Foods and Home Depot, all of which have relatively strong financial positions, have outperformed other retail categories over time and we believe remain well-capitalized. Historically these tenants have provided a stable revenue base, and we believe that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases.  The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment.  The Company has relatively little reliance on overage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its historical property income growth and consistent growth in the average annualized base rent per occupied square foot.  At March 31, 2020 and December 31, 2019, the shopping center portfolio occupancy was 90.1% and 90.8%, respectively, and total portfolio average annualized base rent per occupied square foot was $18.49 and $18.25, respectively, on a pro rata basis.  The Company’s portfolio has been impacted by anchor tenant bankruptcies, lease expirations and asset sales and the Company has had to invest capital to re-lease anchor units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during the three months ended March 31, 2020 and 2019, on a pro rata basis, was $1.83 and $2.78 per rentable square, respectively.  The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector has been significantly impacted by the outbreak of COVID-19. Though the impact of COVID-19 on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a drastic reduction in sales and foot traffic and many tenants have been forced to limit their operations or close their businesses for a period of time. As monthly rents are generally due from tenants at the beginning of each month, the outbreak of COVID-19 had a relatively minimal impact on the Company’s collection of March 2020 rents, but it has had a significant impact on collection of April 2020 rents. Discussions with individual tenants that failed to satisfy their April rent obligations are underway. Though the outcome of these discussions is expected to vary from tenant to tenant, the Company expects that it may enter into rent-deferral arrangements with some tenants, including smaller local operators, whose operations have been significantly impacted by COVID-19.  It is also unclear to what extent, if any, the Company or its tenants will be able to mitigate the impact of COVID-19 on their operations through business interruption insurance coverage.

While the Company is unable to forecast the resolution of tenant relief and abatement claims for April 2020, the degree to which similar requests and claims may be made by tenants in subsequent months or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company expects that its results of operations will be adversely impacted by the outbreak and its impact on the economy.  Additionally, the outbreak of the COVID-19 pandemic has resulted in a slow-down in the volume of new leasing activity and in delivery and rent commencement with respect to newly-leased space, and may ultimately lead to tenant closures and bankruptcies which may further adversely impact the Company’s results of operations in the future.  For additional risks relating to the outbreak of COVID-19, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

NEW ACCOUNTING STANDARDS

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and of this Quarterly Report on Form 10-Q.  The impact of COVID-19 may also exacerbate the risks discussed therein and herein, any of which could have a material effect on the Company.

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

•

Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture or may seek to terminate the joint venture, resulting in a loss to the Company of property revenues and management fees.  The partner could cause a default under the joint venture loan for reasons outside the Company’s control.  Furthermore, the Company could be required to reduce the carrying value of its equity investments, including preferred investments, if a loss in the carrying value of the investment is realized;

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

•	The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises, including the recent outbreak of COVID-19;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•

The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations;

•	Changes in accounting standards or other standards may adversely affect the Company’s business;
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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2020				December 31, 2019
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,502.2	5.6	4.1%	66.9%	$1,742.8	5.3	4.3%	94.3%
Variable-Rate Debt	$744.5	3.7	1.9%	33.1%	$104.5	3.1	2.8%	5.7%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2020				December 31, 2019
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$847.7	$183.7	3.6	4.4%	$1,032.8	$211.6	4.2	4.3%
Variable-Rate Debt	$587.3	$70.0	0.4	3.4%	$607.3	$73.9	0.8	3.5%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2020 and December 31, 2019, is summarized as follows (in millions):

	March 31, 2020			December 31, 2019
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,502.2	$1,566.3	$1,477.2	$1,742.8	$1,840.9	$1,756.9
Company's proportionate share of joint venture fixed-rate debt	$183.7	$184.9	$179.3	$211.6	$213.3	$205.9

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2020, would result in an increase in interest expense of approximately $1.9 million for the Company and $0.2 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three months ended March 31, 2020.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2020, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Reference is made to Part 1, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The risk factor set forth below updates, and should be read together with, such risk factors.  Furthermore, the impact of COVID-19 may also exacerbate the risks discussed therein, any of which could have a material effect on the Company.

The Recent Outbreak of a Novel Coronavirus (COVID-19) Has Had, and Will Likely Continue to Have, a Significant Impact on the Company and its Tenants’ Businesses

The Company’s business and the businesses of its tenants have been, and are likely to continue to be, significantly impacted by the recent outbreak of a novel coronavirus (COVID-19) and the public perception of and reaction to the related risks. Beginning in March 2020, the outbreak of COVID-19 has resulted in the closure of many tenant businesses and has substantially reduced foot traffic to other tenant businesses. Such events have adversely impacted many tenants’ sales and operations and may adversely affect their ability to finance their businesses and satisfy their obligations, including rent owed to the Company or its joint ventures. The Company and these joint ventures have received a substantial number of tenant requests for rent relief and claims for abatement with respect to monthly rent for April 2020 and beyond, and the Company’s results of operations are likely to be adversely impacted as a result thereof.  The timing of tenant store re-openings and resumption of normalized business activity levels remains uncertain and may be adversely impacted by disruptions in inventory supply chains from local and international suppliers, staffing challenges and the public’s perception of continued health risks relating to COVID-19. Furthermore, the outbreak of COVID-19 may cause prospective tenants to abandon or delay new store growth plans or choose to lease fewer spaces, which could lead to a decline in leasing volume and diminished demand and rents. Such events may also increase the risk of delays in completing tenant build-outs, delivering space to new tenants and achieving rent commencement dates with respect to recently executed leases. Additionally, the impacts of COVID-19 may cause one or more existing tenants to file for bankruptcy protection.  The Company may not be able to recover any amounts from insurance carriers in order to mitigate the impact of lost tenant revenues.

In addition to the impacts and uncertainties listed above, the outbreak of COVID-19 has significantly limited the ability of the Company’s employees to access the Company’s offices and properties which could adversely impact the Company’s ability to manage its properties and complete other operating and administrative functions that are important to its business. Efforts by the Company’s employees to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk. Furthermore, the outbreak of COVID-19 could continue to negatively affect global capital markets, which, in turn, could negatively affect the Company’s ability to obtain necessary financing, including refinancing for its joint ventures, on favorable terms, or at all.  Reduced rent collections from tenants may also impact the ability of the Company and its joint ventures to satisfy covenants and debt service obligations applicable to their financing arrangements, particularly with respect to mortgage loan indebtedness, and result in the recognition of impairment charges with respect to certain of the Company’s properties.  Reduced rent collections from tenants may also have the effect of decreasing management fees collected from the Company’s joint ventures which are often based on property receipts and may also impact decisions by the Company’s Board of Directors with respect to future dividend policy.

Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to COVID-19, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)	(c)		(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2020	3,509	(1)	$13.51
February 1–29, 2020	47,253	(1)	13.19
March 1–31, 2020	836,885	(2)	9.22	817,398	(3)
Total	887,647		$9.45	817,398		$42.1

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

(2)

Includes 19,487 common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans and 817,398 common shares repurchased through the Company’s share repurchase plan.

(3)

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of April 30, 2020, the Company had repurchased 5.1 million of its common shares in the aggregate at a cost of $57.9 million and a weighted-average cost of $11.33 per share under the program.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document [2]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: April 30, 2020