Form 10-Q
period 2020-09-30
SITE Centers Corp.
filed 2020-10-30
CIK 894315

closJo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, the registrant had 193,219,781 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2020

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Land	$881,543	$881,397
Buildings	3,312,645	3,277,440
Fixtures and tenant improvements	501,431	491,312
	4,695,619	4,650,149
Less: Accumulated depreciation	(1,393,578)	(1,289,148)
	3,302,041	3,361,001
Construction in progress and land	52,042	59,663
Total real estate assets, net	3,354,083	3,420,664
Investments in and advances to joint ventures, net	175,247	294,495
Investment in and advances to affiliate	190,770	190,105
Cash and cash equivalents	57,224	16,080
Restricted cash	289	3,053
Accounts receivable	79,208	60,594
Other assets, net	88,041	108,631
	$3,944,862	$4,093,622
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,449,075	$1,647,963
Term loan, net	99,591	99,460
Revolving credit facilities	175,000	5,000
	1,723,666	1,752,423
Mortgage indebtedness, net	53,316	94,874
Total indebtedness	1,776,982	1,847,297
Accounts payable and other liabilities	203,035	220,811
Dividends payable	5,133	44,036
Total liabilities	1,985,150	2,112,144
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	175,000	175,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 193,995,499 and 193,823,409 shares issued at September 30, 2020 and December 31, 2019, respectively	19,400	19,382
Additional paid-in capital	5,706,225	5,700,400
Accumulated distributions in excess of net income	(4,083,405)	(4,066,099)
Deferred compensation obligation	5,442	7,929
Accumulated other comprehensive loss	(3,728)	(491)
Less: Common shares in treasury at cost: 1,041,169 and 325,318 shares at September 30, 2020 and December 31, 2019, respectively	(12,463)	(7,707)
Total SITE Centers shareholders' equity	1,956,471	1,978,414
Non-controlling interests	3,241	3,064
Total equity	1,959,712	1,981,478
	$3,944,862	$4,093,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2020	2019
Revenues from operations:
Rental income	$95,874	$108,060
Fee and other income	9,680	13,580
Business interruption income	—	885
	105,554	122,525
Rental operation expenses:
Operating and maintenance	15,775	16,738
Real estate taxes	16,542	16,721
Impairment charges	—	2,750
General and administrative	13,664	15,304
Depreciation and amortization	41,148	40,732
	87,129	92,245
Other income (expense):
Interest income	3,445	4,616
Interest expense	(18,089)	(21,160)
Other expense, net	(186)	(322)
	(14,830)	(16,866)
Income before earnings from equity method investments and other items	3,595	13,414
Equity in net income of joint ventures	250	2,612
Adjustment (reserve) of preferred equity interests, net	3,542	(6,373)
Gain on sale of joint venture interest	82	—
Gain on disposition of real estate, net	218	14,497
Income before tax expense	7,687	24,150
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(284)	(249)
Net income	$7,403	$23,901
Income attributable to non-controlling interests, net	(116)	(271)
Net income attributable to SITE Centers	$7,287	$23,630
Preferred dividends	(5,133)	(8,382)
Net income attributable to common shareholders	$2,154	$15,248

Per share data:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2020	2019
Revenues from operations:
Rental income	$306,482	$332,555
Fee and other income	35,953	48,764
Business interruption income	—	885
	342,435	382,204
Rental operation expenses:
Operating and maintenance	50,774	54,322
Real estate taxes	51,547	52,262
Impairment charges	—	3,370
General and administrative	38,542	44,348
Depreciation and amortization	125,014	123,400
	265,877	277,702
Other income (expense):
Interest income	10,480	13,658
Interest expense	(58,487)	(63,973)
Other expense, net	(18,207)	(254)
	(66,214)	(50,569)
Income before earnings from equity method investments and other items	10,344	53,933
Equity in net income of joint ventures	908	5,446
Reserve of preferred equity interests, net	(19,393)	(12,106)
Gain on sale of joint venture interest	45,635	—
Gain on disposition of real estate, net	993	31,087
Income before tax expense	38,487	78,360
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(859)	(827)
Net income	$37,628	$77,533
Income attributable to non-controlling interests, net	(621)	(836)
Net income attributable to SITE Centers	$37,007	$76,697
Preferred dividends	(15,399)	(25,148)
Net income attributable to common shareholders	$21,608	$51,549

Per share data:
Basic	$0.11	$0.28
Diluted	$0.11	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net income	$7,403	$23,901	$37,628	$77,533
Other comprehensive income:
Foreign currency translation, net	(3,916)	(105)	(4,409)	273
Change in cash flow hedges reclassed to earnings	—	117	1,172	351
Total other comprehensive (loss) income	(3,916)	12	(3,237)	624
Comprehensive income	$3,487	$23,913	$34,391	$78,157
Total comprehensive income attributable to non-controlling interests	(116)	(271)	(621)	(836)
Total comprehensive income attributable to SITE Centers	$3,371	$23,642	$33,770	$77,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2019	$325,000	$19,382	$5,700,400	$(4,066,099)	$7,929	$(491)	$(7,707)	$3,064	$1,981,478
Issuance of common shares related to stock plans	—	18	(78)	—	—	—	—	—	(60)
Repurchase of common shares	—	—	—	—	—	—	(7,500)	—	(7,500)
Stock-based compensation, net	—	—	4,397	—	(2,495)	—	2,538	—	4,440
Distributions to non-controlling interests	—	—	—	—	—	—	—	(278)	(278)
Dividends declared-common shares	—	—	—	(38,914)	—	—	—	—	(38,914)
Dividends declared-preferred shares	—	—	—	(10,266)	—	—	—	—	(10,266)
Comprehensive income	—	—	—	29,720	—	679	—	505	30,904
Balance, June 30, 2020	325,000	19,400	5,704,719	(4,085,559)	5,434	188	(12,669)	3,291	1,959,804
Stock-based compensation, net	—	—	1,506	—	8	—	206	—	1,720
Distributions to non-controlling interests	—	—	—	—	—	—	—	(166)	(166)
Dividends declared-preferred shares	—	—	—	(5,133)	—	—	—	—	(5,133)
Comprehensive income (loss)	—	—	—	7,287	—	(3,916)	—	116	3,487
Balance, September 30, 2020	$325,000	$19,400	$5,706,225	$(4,083,405)	$5,442	$(3,728)	$(12,463)	$3,241	$1,959,712

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2018	$525,000	$18,471	$5,544,220	$(3,980,151)	$8,193	$(1,381)	$(44,278)	$2,928	$2,073,002
Issuance of common shares related to stock plans	—	1	(1)	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	(14,069)	—	(14,069)
Stock-based compensation, net	—	—	2,188	—	(147)	—	1,688	—	3,729
Distributions to non-controlling interests	—	—	—	—	—	—	—	(379)	(379)
Dividends declared-common shares	—	—	—	(72,510)	—	—	—	—	(72,510)
Dividends declared-preferred shares	—	—	—	(16,766)	—	—	—	—	(16,766)
Comprehensive income	—	—	—	53,067	—	612	—	565	54,244
Balance, June 30, 2019	525,000	18,472	5,546,407	(4,016,360)	8,046	(769)	(56,659)	3,114	2,027,251
Issuance of common shares related to stock plans	—		21	—	—	—	—	—	21
Stock-based compensation, net	—	—	1,106	—	24	—	139	—	1,269
Distributions to non-controlling interests	—	—	—	—	—	—	—	(306)	(306)
Dividends declared-common shares	—	—	—	(36,261)	—	—	—	—	(36,261)
Dividends declared-preferred shares	—	—	—	(8,382)	—	—	—	—	(8,382)
Comprehensive income	—	—	—	23,630	—	12	—	271	23,913
Balance, September 30, 2019	$525,000	$18,472	$5,547,534	$(4,037,373)	$8,070	$(757)	$(56,520)	$3,079	$2,007,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2020	2019
Cash flow from operating activities:
Net income	$37,628	$77,533
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	125,014	123,400
Stock-based compensation	5,670	9,582
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	3,581	3,055
Loss on debt extinguishment	16,568	—
Equity in net income of joint ventures	(908)	(5,446)
Reserve of preferred equity interests, net	19,393	12,106
Operating cash distributions from joint ventures	2,825	7,693
Gain on sale of joint venture interest	(45,635)	—
Gain on disposition of real estate, net	(993)	(31,087)
Impairment charges	—	3,370
Assumption of buildings due to ground lease terminations	(3,025)	—
Change in notes receivable accrued interest	(2,891)	206
Net change in accounts receivable	(18,500)	4,233
Net change in accounts payable and accrued expenses	(4,567)	(7,124)
Net change in other operating assets and liabilities	(8,226)	(8,101)
Total adjustments	88,306	111,887
Net cash flow provided by operating activities	125,934	189,420
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(50,987)	(80,197)
Proceeds from disposition of real estate	1,227	107,101
Proceeds from sale of joint venture interest	140,441	—
Equity contributions to joint ventures	(206)	(47,020)
Distributions from joint ventures	4,395	15,329
Repayment of joint venture advances, net	—	17,418
Repayment of notes receivable	7,500	—
Net transactions with RVI	—	17,000
Net cash flow provided by investing activities	102,370	29,631
Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	170,000	(100,000)
Repayment of senior notes, including repayment costs	(216,568)	—
Repayment of mortgage debt	(41,230)	(1,669)
Payment of debt issuance costs	—	(5,006)
Proceeds from term loan	—	50,000
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(955)	(708)
Repurchase of common shares	(7,500)	(14,069)
Distributions to non-controlling interests and redeemable operating partnership units	(473)	(685)
Dividends paid	(93,215)	(134,539)
Net cash flow used for financing activities	(189,941)	(206,676)

Effect of foreign exchange rate changes on cash and cash equivalents	17	(2)
Net increase in cash, cash equivalents and restricted cash	38,363	12,375
Cash, cash equivalents and restricted cash, beginning of period	19,133	13,650
Cash, cash equivalents and restricted cash, end of period	$57,513	$26,023

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company has two unconsolidated joint ventures included in the Company’s joint venture investments that are considered VIEs for which the Company is not the primary beneficiary.  The Company’s maximum exposure to losses associated with these VIEs is limited to its aggregate investment, which was $96.7 million and $114.0 million as of September 30, 2020 and December 31, 2019, respectively. In July 2020, the Company entered into agreements with affiliates of The Blackstone Group L.P. (“Blackstone”) to terminate these joint ventures (Note 3).

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2020	2019
Dividends declared, but not paid	$5.1	$44.6
Accounts payable related to construction in progress	5.1	14.9
Assumption of buildings due to ground lease terminations	3.0	—

Common Shares

The Company declared common share dividends of $0.20 per share in the first quarter of 2020, and $0.20 per share in each of the first, second and third quarters of 2019.  In order to maintain maximum flexibility given the uncertain impact of the COVID-19 pandemic on its business, the Company’s Board of Directors elected not to declare a dividend on its common shares for the second and third quarters of 2020.

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

Accounting for Leases During the COVID-19 Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the impact of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief that lessors provide to mitigate the economic effects of the COVID-19 pandemic on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to the impact of the COVID-19 pandemic is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected not to apply lease modification accounting to lease amendments in which the total amount of rent due under the lease is substantially the same and there has been no increase in the lease term.  A majority of the Company’s concession amendments within this category provide for the deferral of rental payments to a later date within the remaining lease term.  In addition, if abatements are granted as part of a lease amendment, the Company has generally elected to not treat the abatements as variable rent and instead will record the concession’s impact over the tenant’s remaining lease term on a straight-line basis. Modifications to leases that involve an increase in the lease term have been treated as a lease modification.  The impact of lease concessions currently granted to tenants as a result of the impact of the COVID‑19 pandemic made by the Company is discussed in Note 2.
2.	Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. has been significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of October 23, 2020, approximately 98% of the Company’s tenants (at the Company’s share and based on average base rents) were open for business, up from a low of approximately 45% in early April 2020 and 92% as of July 24, 2020.  The COVID-19 pandemic had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second and third quarter rents.  As of October 23, 2020, the Company’s tenants had paid approximately 70% of aggregate base rents for the second quarter (at the Company’s share) and approximately 84% of aggregate base rents for the third quarter (at the Company’s share).  For purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owing.  The Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during the second and third quarters of 2020 and has agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a number of such tenants.

The Company had net contractual tenant accounts receivable of $24.9 million at September 30, 2020.  The Company’s pro rata share of unconsolidated joint ventures’ contractual accounts receivable was $1.4 million at September 30, 2020.  As of October 23, 2020, unpaid tenant rents subject to agreed deferral or lease modifications arrangements represented approximately 16% of aggregate base rents for the second quarter of 2020 and approximately 8% of the aggregate base rents for the third quarter of 2020 at the Company’s share (BRE DDR IV assets at 100% ownership). The Company calculates the aggregate percentage of rents paid by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants with respect to leases which have not yet been rejected.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collections actions against several tenants.  For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received and all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income.  The Company will remove the cash basis designation and resume recording rental income from such tenants during the period earned at such time it believes collection from the tenants is probable based upon a demonstrated payment history or recapitalization event.

During the three and nine months ended September 30, 2020, tenants on the cash basis of accounting and other related reserves resulted in a reduction of rental income of $12.3 million and $25.1 million, respectively (the Company’s share of unconsolidated joint ventures was $1.5 million and $3.3 million, respectively).  These amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.  The Company’s share of lease modification adjustments for unconsolidated joint ventures was not material.  The aggregate amount of uncollectible revenue reported during the quarter primarily was due to the impact of the COVID-19 pandemic.

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income, primarily composed of theater income, and is recognized in the period earned as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue from contracts:
Asset and property management fees	$7,326	$9,751	$24,201	$32,392
Leasing commissions	648	1,036	4,327	3,916
Development fees	210	552	1,256	1,497
Disposition fees	856	546	2,622	3,263
Credit facility guaranty and refinancing fees	60	60	60	1,860
Total revenue from contracts with customers	9,100	11,945	32,466	42,928
Other property income:
Other	580	1,635	3,487	5,836
Total fee and other income	$9,680	$13,580	$35,953	$48,764

3.	Investments in and Advances to Joint Ventures

At September 30, 2020 and December 31, 2019, the Company had ownership interests in various unconsolidated joint ventures that had investments in 77 and 100 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2020	December 31, 2019
Condensed Combined Balance Sheets
Land	$555,215	$895,427
Buildings	1,684,807	2,583,053
Fixtures and tenant improvements	160,175	233,303
	2,400,197	3,711,783
Less: Accumulated depreciation	(580,360)	(949,879)
	1,819,837	2,761,904
Construction in progress and land	56,392	58,855
Real estate, net	1,876,229	2,820,759
Cash and restricted cash	71,807	109,260
Receivables, net	32,720	37,191
Other assets, net	92,085	147,129
	$2,072,841	$3,114,339

Mortgage debt	$1,433,168	$1,640,146
Notes and accrued interest payable to the Company	4,863	4,975
Other liabilities	100,254	142,754
	1,538,285	1,787,875
Redeemable preferred equity – SITE Centers (A)	224,029	217,871
Accumulated equity	310,527	1,108,593
	$2,072,841	$3,114,339

Company's share of accumulated equity	$71,304	$186,247
Redeemable preferred equity, net (B)	96,128	112,589
Basis differentials	4,349	(6,864)
Deferred development fees, net of portion related to the Company's interest	(1,397)	(2,452)
Amounts payable to the Company	4,863	4,975
Investments in and Advances to Joint Ventures, net	$175,247	$294,495

(A)	Includes PIK that the Company has accrued since March 2017 of $20.5 million and $17.3 million at September 30, 2020 and December 31, 2019, respectively, which, in each case, was fully reserved.
(B)	Amount is net of the valuation allowance of $107.4 million and $87.9 million at September 30, 2020 and December 31, 2019, respectively, and the fully reserved PIK.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Condensed Combined Statements of Operations
Revenues from operations	$60,019	$105,223	$198,906	$319,906
Expenses from operations:
Operating expenses	18,613	28,798	61,661	89,341
Impairment charges	—	—	33,240	12,267
Depreciation and amortization	23,901	36,867	77,580	113,340
Interest expense	14,700	22,530	47,555	73,472
Preferred share expense	4,626	5,544	13,710	16,487
Other expense, net	3,246	5,017	10,844	16,358
	65,086	98,756	244,590	321,265
(Loss) income before gain (loss) on disposition of real estate	(5,067)	6,467	(45,684)	(1,359)
Gain (loss) on disposition of real estate, net	319	(440)	9,229	15,205
Net (loss) income attributable to unconsolidated joint ventures	$(4,748)	$6,027	$(36,455)	$13,846
Company's share of equity in net income of joint ventures	$134	$2,404	$571	$4,851
Basis differential adjustments(A)	116	208	337	595
Equity in net income of joint ventures	$250	$2,612	$908	$5,446
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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Joint Ventures (as defined below) are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue from contracts:
Asset and property management fees	$3.0	$4.7	$10.1	$14.8
Development fees, leasing commissions and other	0.6	1.2	3.6	3.7
	3.6	5.9	13.7	18.5
Other:
Interest income	3.5	4.2	10.5	12.6
Other	0.5	0.8	1.7	2.3
	4.0	5.0	12.2	14.9
	$7.6	$10.9	$25.9	$33.4

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

BRE DDR Joint Ventures

The Company’s two unconsolidated investments with Blackstone, BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”), have substantially similar terms.

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

The Company reassesses the aggregate valuation allowance quarterly, based upon actual timing and values of recent property sales, as well as current market assumptions.  The Company has a valuation allowance at September 30, 2020 recorded on each of the BRE DDR III and BRE DDR IV preferred investment interests on a net basis, as described below.  The valuation assumed all of the estimated transaction consideration discussed below, as appropriate, given the closings of the transactions were considered probable as of September 30, 2020.  The year to date increase in the valuation allowance as of September 30, 2020, was $19.4 million, which represents a decrease of $3.5 from the year to date valuation allowance as of June 30, 2020.  Adjustments to the valuation allowances are recorded as Adjustment (Reserve) of Preferred Equity Interests on the Company’s consolidated statements of operations.  The Company will continue to monitor the investments and related valuation allowance, which could be increased or decreased in future periods, as appropriate.

The preferred investments are summarized as follows (in millions, except properties owned):

		Preferred Investment (Principal)
	Redemption Date	Initial	September 30, 2020	Valuation Allowance	Net of Reserve	Properties Owned at September 30, 2020
BRE DDR III	October 2021	$300.0	$132.4	$(95.8)	$36.6	13
BRE DDR IV	December 2022	82.6	64.1	(11.6)	52.5	5
		$382.6	$196.5	$(107.4)	$89.1

On July 14, 2020, the Company entered into agreements with affiliates of Blackstone to terminate the BRE DDR III and BRE DDR IV joint ventures. Pursuant to these agreements:

•

At the closing of the BRE DDR III transaction, the Company will transfer its common and preferred equity interests in BRE DDR III to an affiliate of Blackstone in exchange for (i) BRE DDR III’s interests in the single-purpose subsidiaries which own White Oak Village and Midtowne Park, (ii) 50% of the unrestricted cash then held by BRE DDR III (BRE DDR III’s unrestricted cash balance was $18.5 million as of September 30, 2020), and (iii) $1.9 million in cash. No amounts will be distributed by BRE DDR III to the Company or Blackstone on account of their equity interests in BRE DDR III between September 30, 2020 and closing. At closing, the White Oak Village and Midtowne Park properties will continue to be subject to existing mortgage loans, which had an aggregate outstanding principal balance of $50.0 million as of September 30, 2020.  The BRE DDR III transaction is expected to close in the fourth quarter of 2020, as soon as all applicable conditions have been satisfied, including receipt of required lender consents.

•

On October 15, 2020, an affiliate of Blackstone transferred its common equity interest in BRE DDR IV to the Company for consideration of $1.00 and the Company’s preferred investment in the BRE DDR IV joint venture was redeemed, thereby leaving the Company as the sole owner of (i) the properties previously owned by BRE DDR IV, including Ashbridge Square, The Hub, Southmont Plaza, Millenia Crossing, Concourse Village and two properties, Echelon Village Plaza and Larkin’s Corner, in which the Company did not previously have a material economic interest, and (ii) its restricted and unrestricted cash ($8.9 million in the aggregate as of October 15, 2020). These seven properties are subject to existing mortgage loans which had an aggregate outstanding principal balance of $146.6 million as of October 15, 2020.

Disposition of Shopping Centers and Joint Venture Interest

In February 2020, the Company sold its 15% interest in the DDRTC joint venture to its partner, an affiliate of TIAA-CREF, which resulted in net proceeds to the Company of $140.4 million in the nine months ended September 30, 2020.  The Company recorded a gain on sale of joint venture interest of $45.6 million in connection with this sale.

From January 1, 2020 to September 30, 2020, the Company’s unconsolidated joint ventures sold two shopping centers for $27.7 million, of which the Company’s share of the gain on sale was $1.8 million.
4.	Investment in and Advances to Affiliate

The Company has a preferred investment in Retail Value Inc. (“RVI”) of $190.0 million.  Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue from contracts with RVI:
Asset and property management fees	$4.4	$5.1	$14.1	$16.6
Leasing commissions	0.3	0.4	2.0	1.8
Disposition fees	0.8	0.5	2.6	3.2
Credit facility guaranty and refinancing fees	0.1	0.1	0.1	1.9
Total revenue from contracts with RVI	$5.6	$6.1	$18.8	$23.5

5.	Other Assets, net

Other assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Intangible assets:
In-place leases, net	$19,784	$25,114
Above-market leases, net	2,495	3,193
Lease origination costs	2,857	3,720
Tenant relationships, net	21,606	25,994
Total intangible assets, net(A)	46,742	58,021
Operating lease ROU assets	21,024	21,792
Notes receivable(B)	—	7,541
Other assets:
Prepaid expenses	7,414	6,104
Other assets	2,372	2,959
Deposits	3,855	4,087
Deferred charges, net	6,634	8,127
Total other assets, net	$88,041	$108,631

Below-market leases, net (other liabilities)	$43,205	$46,961
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $3.2 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively, and $10.3 million and $13.5 million for the nine months ended September 30, 2020 and 2019, respectively.

(B)	Repaid in full in the first quarter of 2020.
6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at September 30, 2020	Weighted-Average Interest Rate at September 30, 2020	Maturity Date
Unsecured Credit Facility	$175.0	1.1%	January 2024
PNC Facility	—	N/A	January 2024

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained and certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2020.

The Company also maintains a $20 million unsecured revolving credit facility with PNC Bank, National Association (“PNC,” the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”).  The PNC Facility terms are substantially consistent with those contained in the Unsecured Credit Facility.  Additionally, the Company has provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at September 30, 2020) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at September 30, 2020).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at September 30, 2020.
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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,449,075	$1,517,924	$1,647,963	$1,744,581
Revolving Credit Facilities and term loan	274,591	275,000	104,460	105,084
Mortgage Indebtedness	53,316	53,689	94,874	96,276
	$1,776,982	$1,846,613	$1,847,297	$1,945,941

9.	Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2019	$(1,172)	$681	$(491)
Other comprehensive loss before reclassifications	—	(4,409)	(4,409)
Change in cash flow hedges reclassed to earnings(A)	1,172	—	1,172
Net current-period other comprehensive income (loss)	1,172	(4,409)	(3,237)
Balance, September 30, 2020	$—	$(3,728)	$(3,728)
(A)

Included in this amount, $0.1 million is classified as interest expense and $1.1 million is classified as other expense in the Company’s consolidated statement of operations for the nine months ended September 30, 2020.

10.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Assets marketed for sale	$—	$—	$—	$0.6
Undeveloped land	—	2.8	—	2.8
(Adjustment) reserve of preferred equity interests(A)	(3.5)	6.4	19.4	12.1
Total impairment charges	$(3.5)	$9.2	$19.4	$15.5

(A)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures (Note 3).

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

For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income and expected hold period.  For projects under development or not at stabilization, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  For the valuation of the preferred equity interests, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.  The preferred equity interest valuation as of September 30, 2020 considered the projected cash flows expected to be received by the Company as additional transaction consideration in connection with the agreements to terminate the BRE DDR Joint Ventures as discussed in Note 3.  For investments in unconsolidated joint ventures, the Company also considered the valuation of any underlying joint venture debt and terms of the joint venture agreement.  These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s reserves on financial assets that were measured on a fair value basis for the nine months ended September 30, 2020.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2020
Preferred equity interests	$—	$—	$94.2	$94.2	$19.4

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation			Weighted
Description	September 30, 2020	Technique	Unobservable Inputs	Range	Average
Preferred equity interests	$94.2	Discounted Cash Flow	Discount Rate	6.6%-10.6%	7.9%
			Terminal Capitalization Rate	6.6%-10.5%	8.2%
			NOI Growth Rate	0%	0%

11.	Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Numerators – Basic and Diluted
Net income	$7,403	$23,901	$37,628	$77,533
Income attributable to non-controlling interests	(116)	(271)	(621)	(836)
Preferred dividends	(5,133)	(8,382)	(15,399)	(25,148)
Earnings attributable to unvested shares and operating partnership units	—	(174)	(149)	(520)
Net income attributable to common shareholders after allocation to participating securities	$2,154	$15,074	$21,459	$51,029
Denominators – Number of Shares
Basic—Average shares outstanding	193,203	180,567	193,366	180,555
Assumed conversion of diluted securities	162	940	—	1,064
Diluted—Average shares outstanding	193,365	181,507	193,366	181,619
Earnings Per Share:
Basic	$0.01	$0.08	$0.11	$0.28
Diluted	$0.01	$0.08	$0.11	$0.28

For the three and nine months ended September 30, 2020, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2020, March 2019 and March 2017 (not outstanding for the three months ended September 30, 2020) were anti-dilutive and not considered in the computation of EPS, as no share units would have been issued under the plan if the performance period would have ended on September 30, 2020.  The PRSUs issued in March 2018 were considered in the computation of EPS for the three months ended September 30, 2020, but were anti-dilutive and not included in the computation of EPS for the nine months ended September 30, 2020.  For the three and nine months ended September 30, 2019, the PRSUs issued in March 2019 and March 2018 were dilutive and considered in the computation of EPS and the PRSUs issued in March 2017 were anti-dilutive and not considered in the computation of diluted EPS.  For the three and nine months ended September 30, 2020, the Company recorded a mark-to-market adjustment of $0.3 million as expense and $1.6 million as income, respectively, and for the three and nine months ended September 30, 2019, the Company recorded a mark-to-market adjustment of $1.4 million and $2.8 million, respectively, as expense in each case, primarily in connection with the PRSUs issued in March 2018.

For the three months ended September 30, 2020, Operating Partnership Units (“OPs”) outstanding were dilutive and considered in the computation of EPS.  OPs were anti-dilutive for the nine months ended September 30, 2020 and for the three and nine months ended September 30, 2019 and not considered in the computation of EPS.

Stock Repurchase Program

In 2018, the Company’s Board of Directors authorized a common share repurchase program.  In the first nine months of 2020, the Company repurchased 0.8 million shares at a cost of $7.5 million.  These shares are recorded as Treasury Shares on the Company’s consolidated balance sheet.

12.	Segment Information

The tables below present information about the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30, 2020
	Shopping Centers	Loan Investments	Other	Total
Rental income	$95,874	$—		$95,874
Other income	9,680	—		9,680
Total revenues	105,554	—		105,554
Rental operation expenses	(32,317)	—		(32,317)
Net operating income	73,237	—		73,237
Depreciation and amortization	(41,148)			(41,148)
Interest income		3,445		3,445
Other expense, net			$(186)	(186)
Unallocated expenses(A)			(31,753)	(31,753)
Equity in net income of joint ventures	250			250
Adjustment of preferred equity interests, net		3,542		3,542
Gain on sale of joint venture interest	82			82
Gain on disposition of real estate, net	218			218
Income before tax expense				$7,687

	Three Months Ended September 30, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$108,060	$—	$—	$108,060
Other income	13,567	13	—	13,580
Business interruption income	—	—	885	885
Total revenues	121,627	13	885	122,525
Rental operation expenses	(33,456)	(3)	—	(33,459)
Net operating income	88,171	10	885	89,066
Impairment charges	(2,750)			(2,750)
Depreciation and amortization	(40,732)			(40,732)
Interest income		4,616		4,616
Other expense, net			(322)	(322)
Unallocated expenses(A)			(36,464)	(36,464)
Equity in net income of joint ventures	2,612			2,612
Reserve of preferred equity interests, net		(6,373)		(6,373)
Gain on disposition of real estate, net	14,497			14,497
Income before tax expense				$24,150

	Nine Months Ended September 30, 2020
	Shopping Centers	Loan Investments	Other	Total
Rental income	$306,482	$—		$306,482
Other income	35,940	13		35,953
Total revenues	342,422	13		342,435
Rental operation expenses	(102,321)	—		(102,321)
Net operating income	240,101	13		240,114
Depreciation and amortization	(125,014)			(125,014)
Interest income		10,480		10,480
Other expense, net			$(18,207)	(18,207)
Unallocated expenses(A)			(97,029)	(97,029)
Equity in net income of joint ventures	908			908
Reserve of preferred equity interests, net		(19,393)		(19,393)
Gain on sale of joint venture interest	45,635			45,635
Gain on disposition of real estate, net	993			993
Income before tax expense				$38,487

As of September 30, 2020:
Total gross real estate assets	$4,747,661			$4,747,661
Notes receivable, net(B)		$94,228	$(94,228)	$—

	Nine Months Ended September 30, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$332,555	$—	$—	$332,555
Other income	48,722	42	—	48,764
Business interruption income	—	—	885	885
Total revenues	381,277	42	885	382,204
Rental operation expenses	(106,574)	(10)	—	(106,584)
Net operating income	274,703	32	885	275,620
Impairment charges	(3,370)			(3,370)
Depreciation and amortization	(123,400)			(123,400)
Interest income		13,658		13,658
Other expense, net			(254)	(254)
Unallocated expenses(A)			(108,321)	(108,321)
Equity in net income of joint ventures	5,446			5,446
Reserve of preferred equity interests, net		(12,106)		(12,106)
Gain on disposition of real estate, net	31,087			31,087
Income before tax expense				$78,360

As of September 30, 2019:
Total gross real estate assets	$4,609,930			$4,609,930
Notes receivable, net(B)		$182,400	$(162,730)	$19,670

(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.

(B)	Amount includes BRE DDR Joint Venture preferred investment interests (Note 3) classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheets.
13.	Subsequent Events

The transaction terminating the BRE DDR IV joint venture closed on October 15, 2020 (Note 3).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing, financing and managing shopping centers.  As of September 30, 2020, the Company’s portfolio consisted of 147 shopping centers (including 78 shopping centers owned through joint ventures).  At September 30, 2020, the Company owned approximately 47.2 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 10.1 million total square feet of GLA owned by Retail Value Inc. (“RVI”).  At September 30, 2020, the aggregate occupancy of the Company’s shopping center portfolio was 89.7%, and the average annualized base rent per occupied square foot was $18.53, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$2,154	$15,248	$21,608	$51,549
FFO attributable to common shareholders	$42,262	$55,117	$128,911	$173,669
Operating FFO attributable to common shareholders	$43,531	$55,374	$144,571	$171,079
Earnings per share – Diluted	$0.01	$0.08	$0.11	$0.28

For the nine months ended September 30, 2020, net income attributable to common shareholders decreased compared to the same period in the prior year, primarily due to the impact of the COVID-19 pandemic, the valuation allowance related to the Company’s preferred investments in the joint ventures with Blackstone, debt extinguishment costs related to the redemption of the Senior Notes due 2022 and reduced gain on sale of assets partially offset by gain on sale of the Company’s interest in the DDRTC joint venture.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  In addition, in order to safeguard the health of its employees and their families, the Company closed all of its offices in March 2020 and successfully transitioned to working remotely.  In October 2020, the Company reopened its largest office in Cleveland, Ohio and select regional offices on a voluntary basis, though the majority of the Company’s employees continued to work remotely.  The Company has not established a date for employees to return to the office on a full-time basis.  To date, the Company’s leasing and administrative operations have not been significantly impacted by the pandemic as the Company had made significant investments in its IT infrastructure and systems in prior years which facilitated the transition to a remote working environment.

As of October 23, 2020, approximately 98% of the Company’s tenants (at the Company’s share and based on average base rents) were open for business, up from a low of approximately 45% in early April 2020 and 92% as of July 24, 2020.  The COVID-19 pandemic had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second and third quarter rents.  Although rent collection levels improved in the third quarter of 2020 relative to the second quarter, third quarter rent collection levels remain below historical averages and future rent collections may be negatively impacted by new surges in COVID-19 contagion and any implementation of additional restrictions on tenant businesses as a result thereof.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.  For a further discussion of the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part II of this Quarterly Report.

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

In February 2020, the Company sold its interest in the DDRTC joint venture to its partner, an affiliate of TIAA-CREF, which resulted in net proceeds to the Company of $140.4 million.

During the first nine months of 2020, the Company’s unconsolidated joint ventures sold two shopping centers and the Company sold land parcels for an aggregate of $28.7 million or $6.6 million at the Company’s share.  In addition, the Company received $7.5 million related to the repayment of a loan investment.

In March 2020, the Company redeemed all $200.0 million aggregate principal amount outstanding of Senior Notes due 2022.

In addition, in the first nine months of 2020, the Company repurchased 0.8 million common shares for $7.5 million under the Company’s share repurchase program.

Company Operational Highlights

Leasing activity in January and February was relatively consistent with recent historical levels.  However, the COVID-19 pandemic caused a slow-down in leasing activity in March which continued throughout the first half of the second quarter of 2020, though the Company witnessed a relative increase in new lease discussions and renewal negotiations with tenants in late May and June and continuing into the third quarter.  However, the leasing volumes for the nine months ended September 30, 2020 were below average historic levels.

During the nine months ended September 30, 2020, the Company completed the following operational activities:

•

Leased approximately 3.1 million square feet of GLA including 81 new leases and 230 renewals for a total of 311 leases.  The remaining 2020 lease expirations as of September 30, 2020, aggregated approximately 0.2 million square feet of GLA, (representing approximately 10% of total annualized base rent of 2020 expiring leases as of December 31, 2019), as compared to 1.9 million square feet of GLA as of December 31, 2019;

•

The Company continued to execute both new leases and renewals at positive rental spreads.  At December 31, 2019, the Company had 324 leases expiring in 2020, with an average base rent per square foot of $19.41, on a pro rata basis, as adjusted for the Company’s sale of its interest in the DDRTC joint venture.  For the comparable leases executed in the nine months ended September 30, 2020, the Company generated positive leasing spreads on a pro rata basis of 19.6% for new leases and 4.9% for renewals.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;

•

The Company’s total portfolio average annualized base rent per square foot increased to $18.53 at September 30, 2020, on a pro rata basis, as compared to $18.25 at December 31, 2019 (or $18.43 at December 31, 2019, excluding the DDRTC joint venture), and $18.04 at September 30, 2019;

•

The aggregate occupancy of the Company’s operating shopping center portfolio was 89.7% at September 30, 2020, on a pro rata basis, as compared to 90.8% at December 31, 2019 (or 90.7% at December 31, 2019, excluding the DDRTC joint venture), and 91.0% at September 30, 2019 and

•

For new leases executed during the nine months ended September 30, 2020, at the Company’s interest, the Company expended a weighted-average cost of $7.46 per rentable square foot for tenant improvements and lease commissions over the lease term as compared to $6.56 per rentable square foot for new leases executed during 2019.  The Company generally does not expend a significant amount of capital on lease renewals.

2020 RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2019, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Rental income(A)	$95,874	$108,060	$(12,186)
Fee and other income	9,680	13,580	(3,900)
Business interruption income	—	885	(885)
Total revenues	$105,554	$122,525	$(16,971)

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Rental income(A)	$306,482	$332,555	$(26,073)
Fee and other income(B)	35,953	48,764	(12,811)
Business interruption income	—	885	(885)
Total revenues	$342,435	$382,204	$(39,769)
(A)	The following table summarizes the key components of the 2020 rental income as compared to 2019:
	Three Months
	Ended September 30,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income	$82,959	$80,864	$2,095
Recoveries from tenants	25,833	26,018	(185)
Uncollectible revenue	(14,188)	(505)	(13,683)
Lease termination fees, ancillary and other rental income	1,270	1,683	(413)
Total contractual lease payments	$95,874	$108,060	$(12,186)

	Nine Months
	Ended September 30,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income(1)	$246,505	$243,029	$3,476
Recoveries from tenants(2)	80,371	81,466	(1,095)
Uncollectible revenue(3)	(27,918)	(178)	(27,740)
Lease termination fees, ancillary and other rental income	7,524	8,238	(714)
Total contractual lease payments	$306,482	$332,555	$(26,073)
(1)	The changes were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$3.2
Acquisition of shopping centers	4.0
Redevelopment properties	0.9
Disposition of shopping centers	(3.2)
Straight-line rents	(1.4)
Total	$3.5

The Company recorded a charge of $7.6 million to straight-line revenue related to additional reserves associated with credit risk tenants primarily triggered by the impacts of the COVID-19 pandemic. This amount was partly offset by the recognition of additional straight-line rent due to the impact of lease modification accounting.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios:  pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro Rata Combined Shopping Center Portfolio September 30,
	2020	2019
Centers owned	147	169
Aggregate occupancy rate	89.7%	91.0%
Average annualized base rent per occupied square foot	$18.53	$18.04

	Wholly-Owned Shopping Centers September 30,
	2020	2019
Centers owned	69	66
Aggregate occupancy rate	89.7%	91.0%
Average annualized base rent per occupied square foot	$18.89	$18.59

	Joint Venture Shopping Centers September 30,
	2020	2019
Centers owned	78	103
Aggregate occupancy rate	88.4%	90.8%
Average annualized base rent per occupied square foot	$15.14	$14.90

At September 30, 2020 and 2019, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.5% and 92.8%, respectively, and the average annualized base rent per occupied square foot was $18.56 and $18.52, respectively.

(2)

Recoveries from tenants for the Comparable Portfolio Properties were approximately 82.9% and 80.9% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2020 and 2019, respectively.  The increase in the recovery percentage is primarily due to the effects of decreased operating and maintenance expenses due to the COVID-19 pandemic.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections including the impact of lease modification accounting.  Represents the elimination of contractual lease payments for tenants that are now on the cash basis of accounting due to collectability concerns.

(B)

Decreased primarily due to a refinancing fee earned from RVI of $1.8 million during the nine months ended September 30, 2019, lower management fees from RVI due to asset sales and lower fee income received from joint ventures primarily due to the sale of the Company’s interest in the DDRTC joint venture.

In July 2020, the Company entered into agreements with affiliates of Blackstone to terminate the BRE DDR III and BRE DDR IV joint ventures.  The BRE DDR IV transaction closed in October 2020 and the BRE DDR III is expected to close as soon as all applicable conditions have been satisfied including receipt of required lender consents in in the fourth quarter of 2020. The termination of these joint ventures will reduce the amount of fee income recorded by the Company.  Fee income from the two joint ventures was approximately $3.5 million in the aggregate for the year ended December 31, 2019.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

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

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Operating and maintenance	$15,775	$16,738	$(963)
Real estate taxes	16,542	16,721	(179)
Impairment charges	—	2,750	(2,750)
General and administrative	13,664	15,304	(1,640)
Depreciation and amortization	41,148	40,732	416
	$87,129	$92,245	$(5,116)

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Operating and maintenance(A)	$50,774	$54,322	$(3,548)
Real estate taxes(A)	51,547	52,262	(715)
Impairment charges(B)	—	3,370	(3,370)
General and administrative(C)	38,542	44,348	(5,806)
Depreciation and amortization(A)	125,014	123,400	1,614
	$265,877	$277,702	$(11,825)
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(3.5)	$(2.0)	$(0.6)
Acquisition of shopping centers	0.7	0.8	3.0
Redevelopment properties	—	1.0	0.7
Disposition of shopping centers	(0.7)	(0.5)	(1.5)
	$(3.5)	$(0.7)	$1.6
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

(C)

General and administrative expenses for the nine months ended September 30, 2020 and 2019 were approximately 5.3% and 5.0% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  In the third quarter of 2020, the Company recorded a separation charge of $1.7 million related to the elimination of the Chief Operating Officer executive position.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Interest income	$3,445	$4,616	$(1,171)
Interest expense	(18,089)	(21,160)	3,071
Other expense, net	(186)	(322)	136
	$(14,830)	$(16,866)	$2,036

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Interest income(A)	$10,480	$13,658	$(3,178)
Interest expense(B)	(58,487)	(63,973)	5,486
Other expense, net(C)	(18,207)	(254)	(17,953)
	$(66,214)	$(50,569)	$(15,645)
(A)

The decrease in the amount of interest income recognized primarily was due to the decrease in the face amount of the preferred equity investments in the unconsolidated joint ventures with Blackstone as a result of repayments by the joint ventures from asset sale proceeds (see “Sources and Uses of Capital” included elsewhere herein).  The Company had a gross preferred investment (including accrued interest in the Blackstone joint ventures) of $203.5 million and $247.3 million at September 30, 2020 and 2019, respectively. Interest income from this equity investment is no longer expected to be recorded following the termination of the joint ventures.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.  Decrease in interest income was also related to the repayment of mezzanine loan investments.

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Nine Months
	Ended September 30,
	2020	2019
Weighted-average debt outstanding (in billions)	$2.0	$1.9
Weighted-average interest rate	3.8%	4.4%

The increase in the weighted-average debt outstanding was primarily due to precautionary borrowings under the Company’s line of credit in March 2020 in response to the COVID-19 pandemic.  The Company’s overall balance sheet strategy is to continue to maintain liquidity and low leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 3.7% and 4.2% at September 30, 2020 and 2019, respectively.  Interest costs capitalized in conjunction with redevelopment projects were $0.2 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

(C)	Debt extinguishment costs related to the redemption of the Senior Notes due 2022 in March 2020.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Equity in net income of joint ventures	$250	$2,612	$(2,362)
Adjustment (reserve) of preferred equity interests, net	3,542	(6,373)	9,915
Gain on sale of joint venture interest	82	—	82
Gain on disposition of real estate, net	218	14,497	(14,279)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(284)	(249)	(35)
Income attributable to non-controlling interests, net	(116)	(271)	155

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Equity in net income of joint ventures(A)	$908	$5,446	$(4,538)
Reserve of preferred equity interests, net(B)	(19,393)	(12,106)	(7,287)
Gain on sale of joint venture interest(C)	45,635	—	45,635
Gain on disposition of real estate, net(D)	993	31,087	(30,094)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(859)	(827)	(32)
Income attributable to non-controlling interests, net	(621)	(836)	215
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

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.
(C)	In February 2020, the Company sold its 15% interest in the DDRTC joint venture to its partner TIAA-CREF, which resulted in net proceeds to the Company of $140.4 million.
(D)	Related to the sale of land parcels during the nine months ended September 30, 2020.

Net Income (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Net income attributable to SITE Centers	$7,287	$23,630	$(16,343)

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Net income attributable to SITE Centers	$37,007	$76,697	$(39,690)

The decrease in net income attributable to SITE Centers as compared to the prior-year period primarily was attributable to the impact of the COVID-19 pandemic, an increase in the valuation allowance related to the Company’s preferred investments in the joint ventures with Blackstone and debt extinguishment costs related to the redemption of the Senior Notes due 2022, partly offset by the gain on sale of the DDRTC joint venture investment in February 2020 and lower preferred dividends.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2020	2019	$ Change
FFO attributable to common shareholders	$42,262	$55,117	$(12,855)
Operating FFO attributable to common shareholders	43,531	55,374	(11,843)

	Nine Months
	Ended September 30,
	2020	2019	$ Change
FFO attributable to common shareholders	$128,911	$173,669	$(44,758)
Operating FFO attributable to common shareholders	144,571	171,079	(26,508)

The decrease in FFO for the nine months ended September 30, 2020, primarily was attributable to the impact of the COVID-19 pandemic (including the impact on the unconsolidated joint ventures) and higher debt extinguishment costs partially offset by lower general and administrative expenses and lower preferred dividends on account of the redemption of the Company’s Series J Preferred Shares in late 2019.  The decrease in OFFO for the nine months ended September 30, 2020, primarily was attributable to the impact of the COVID-19 pandemic.

The Company’s reconciliation of net income attributable to common shareholders computed in accordance with GAAP to FFO attributable to common shareholders and Operating FFO attributable to common shareholders is as follows (in thousands).  The Company provides no assurances that these charges and gains are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$2,154	$15,248	$21,608	$51,549
Depreciation and amortization of real estate investments	39,812	39,329	120,889	118,924
Equity in net income of joint ventures	(250)	(2,612)	(908)	(5,446)
Joint ventures' FFO(A)	4,388	8,498	14,529	24,169
Non-controlling interests (OP Units)	—	28	28	84
Impairment of real estate	—	2,750	—	3,370
(Adjustment) reserve of preferred equity interests	(3,542)	6,373	19,393	12,106
Gain on sale of joint venture interest	(82)	—	(45,635)	—
Gain on disposition of real estate, net	(218)	(14,497)	(993)	(31,087)
FFO attributable to common shareholders	42,262	55,117	128,911	173,669
RVI disposition and refinancing fees	(856)	(546)	(2,622)	(4,960)
Mark-to-market adjustment (PRSUs)	289	1,418	(1,617)	2,818
Hurricane property income, net	—	(885)	—	(885)
Executive separation charge	1,650	—	1,650	—
Debt extinguishment, transaction, other, net(B)	186	322	18,207	443
Joint ventures – debt extinguishment and other, net	—	(52)	42	(6)
Non-operating items, net	1,269	257	15,660	(2,590)
Operating FFO attributable to common shareholders	$43,531	$55,374	$144,571	$171,079

(A)

At September 30, 2020 and 2019, the Company had an economic investment in unconsolidated joint venture interests related to 77 and 102 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to unconsolidated joint ventures	$(4,748)	$6,027	$(36,455)	$13,846
Depreciation and amortization of real estate investments	23,901	36,867	77,580	113,340
Impairment of real estate	—	—	33,240	12,267
(Gain) loss on disposition of real estate, net	(319)	440	(9,229)	(15,205)
FFO	$18,834	$43,334	$65,136	$124,248
FFO at SITE Centers' ownership interests	$4,388	$8,498	$14,529	$24,169
Operating FFO at SITE Centers' ownership interests	$4,388	$8,446	$14,571	$24,163

(B)	Amounts included in this line item are as follows (in thousands):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Debt extinguishment costs, net	$—	$322	$17,186	$418
Transaction and other expense, net	186	—	1,021	25
	$186	$322	$18,207	$443

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	2020	2019
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$37,007	$76,697	$37,007	$76,697
Fee income	(34,149)	(45,360)	(34,149)	(45,360)
Interest income	(10,480)	(13,658)	(10,480)	(13,658)
Interest expense	58,487	63,973	58,487	63,973
Depreciation and amortization	125,014	123,400	125,014	123,400
General and administrative	38,542	44,348	38,542	44,348
Other expense, net	18,207	254	18,207	254
Impairment charges	—	3,370	—	3,370
Equity in net income of joint ventures	(908)	(5,446)	(908)	(5,446)
Reserve of preferred equity interests	19,393	12,106	19,393	12,106
Tax expense	859	827	859	827
Gain on sale of joint venture interest	(45,635)	—	(45,635)	—
Gain on disposition of real estate, net	(993)	(31,087)	(993)	(31,087)
Income from non-controlling interests	621	836	621	836
Consolidated NOI	$205,965	$230,260	$205,965	$230,260
SITE Centers' consolidated joint venture	—	—	(1,200)	(1,314)
Consolidated NOI, net of non-controlling interests	$205,965	$230,260	$204,765	$228,946

Net (loss) income from unconsolidated joint ventures	$(36,455)	$13,846	$366	$4,676
Interest expense	47,555	73,472	9,251	12,742
Depreciation and amortization	77,580	113,340	13,665	18,195
Impairment charges	33,240	12,267	1,890	2,453
Preferred share expense	13,710	16,487	685	824
Other expense, net	10,844	16,358	2,250	2,988
Gain on disposition of real estate, net	(9,229)	(15,205)	(1,778)	1,515
Unconsolidated NOI	$137,245	$230,565	$26,329	$43,393

Total Consolidated + Unconsolidated NOI			$231,094	$272,339
Less: Non-Same Store NOI adjustments			(7,098)	(21,620)
Total SSNOI including redevelopment			$223,996	$250,719
Less: Redevelopment Same Store NOI adjustments			(15,791)	(16,157)
Total SSNOI excluding redevelopment			$208,205	$234,562

SSNOI % Change including redevelopment			(10.7%)
SSNOI % Change excluding redevelopment			(11.2%)
The decrease in SSNOI at the Company’s effective ownership interest for the nine months ended September 30, 2020 as compared to 2019 primarily was due to the impact of the COVID-19 pandemic on rent collections (including non-recognition of uncollected contractual lease payments owed by tenants on the cash basis of accounting, other reserves and the impact of lease modification accounting, where applicable) partly offset by increases in the base rent per occupied square foot resulting from a combination of new leases and renewals.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.8 billion at both September 30, 2020, and December 31, 2019.

As a result of the uncertain impact that the COVID-19 pandemic might have on the Company’s business and the duration thereof, the Company took proactive measures to further improve its financial position and liquidity.  In March 2020, as a precautionary measure, the Company drew $500.0 million on its Revolving Credit Facilities.  Proceeds from the sale of its interest in the DDRTC joint venture, along with an additional $145.0 million from borrowings under the Revolving Credit Facilities, were used in March 2020 to redeem all $200.0 million aggregate principal amount of the Senior Notes due 2022. In the second and third quarters of 2020, the Company repaid $470.0 million under the Revolving Credit Facilities in light of the health and relative stability in the capital markets and improving operating cash flow.  As a result, the Company had an unrestricted cash balance of $57.2 million at September 30, 2020 and remaining availability under the Revolving Credit Facilities of $795.0 million (subject to satisfaction of applicable borrowing conditions).  The Company has no consolidated mortgage debt maturing during the remainder of 2020, $15.6 million of consolidated mortgage debt maturing in 2021 and no unsecured debt maturities prior to 2023. The Company’s unconsolidated joint ventures have $3.4 million and $102.8 million of mortgage debt at the Company’s share maturing in the remainder of 2020 and in 2021, respectively. Included in the 2021 maturities is $4.6 million (or $91.1 million at 100%) of mortgage indebtedness that was assumed by the Company as part of the transaction involving BRE DDR IV that closed in October 2020.  Also included in the 2021 maturities is $11.5 million that will be assumed by Blackstone as part of the transaction involving BRE DDR III that is expected to close in the fourth quarter of 2020.  As a result of the impacts of the COVID-19 pandemic, the Company has also taken steps to substantially reduce capital spending and anticipates that it has approximately $31 million to fund on its redevelopment pipeline as of September 30, 2020.  The Company also elected not to pay a dividend on its common shares for the second and third quarters of 2020.  The Company believes that these collective actions will provide sufficient liquidity to operate its business.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new or existing lenders agree to provide the incremental commitments) and a maturity date of January 2024, subject to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), and has terms substantially the same as those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at September 30, 2020), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at September 30, 2020).  The Company also pays an annual facility fee of 20 basis points on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of September 30, 2020, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  Though the Company is closely monitoring the impact of the COVID-19 pandemic on its business, the Company believes it will continue to operate in compliance with these covenants.

Consolidated Indebtedness – as of September 30, 2020

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

Unconsolidated Joint Ventures Mortgage Indebtedness – as of September 30, 2020

The outstanding indebtedness of the Company’s unconsolidated joint ventures at September 30, 2020, which matures in the subsequent 13-month period (i.e. through October 31, 2021), is as follows (in millions):

	Outstanding at September 30, 2020	At SITE Centers' Share
DDR Domestic Retail Fund I(A)	$274.2	$54.8
BRE DDR Retail Holdings III(B)	230.0	11.5
BRE DDR Retail Holdings IV(C)	91.1	4.6
RVIP IIIB(D)	64.2	16.5
Sun Center Limited(D)	19.3	15.4
DDR SAU Retail Fund LLC(E)	17.1	3.4
Total debt maturities through October 2021	$695.9	$106.2
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)

Expected to be assumed by the joint venture partner in connection with the termination of the BRE DDR III joint venture in the fourth quarter of 2020.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

(C)

Assumed by the Company in October 2020 in connection with the termination of the BRE DDR IV joint venture.  The Company expects the loan to be extended at the Company’s option in accordance with the loan agreement.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

(D)	Expected to be refinanced.
(E)	Expected to enter into an extension agreement with the lender.

Subject to the uncertain impact of the COVID-19 pandemic on capital and transactions markets, it is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options or possible asset sales. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  Similar to SITE Centers, the Company’s joint ventures have experienced a reduction in second and third quarter’s rent collections as a result of the impact of the COVID-19 pandemic.  Depending on the duration of the impact of the COVID-19 pandemic, and subject to discussions with applicable lenders, reduced rent collections may cause one or more of these joint ventures to be unable to satisfy applicable covenants, financial tests, or debt service requirements in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2020	2019
Cash flow provided by operating activities	$125,934	$189,420
Cash flow provided by investing activities	102,370	29,631
Cash flow used for financing activities	(189,941)	(206,676)

Changes in cash flow for the nine months ended September 30, 2020, compared to the prior comparable period are as follows:

Operating Activities:  Cash provided by operating activities decreased $63.5 million primarily due to the following:

•	Impact of the COVID-19 pandemic on collection of contractual obligations from tenants and
•	Reduction in income due to properties sold and reduction in RVI and DDRTC joint venture fee income.

Investing Activities:  Cash provided by investing activities increased $72.7 million primarily due to the following:

•	Increase in proceeds of $34.6 million from disposition of real estate and the DDRTC joint venture interest;
•	Increase in repayment of notes receivable of $7.5 million;
•	Decrease in real estate improvements of $29.2;
•	Decrease in net cash contributed to joint ventures of $18.4 million and
•	Decrease in net transactions with RVI of $17.0 million.

Financing Activities:  Cash used for financing activities decreased $16.7 million primarily due to the following:

•	Decrease in dividends paid of $41.3 million;
•	Decrease in common share repurchases of $6.6 million and
•	Increase in debt net of issuance and repayment costs of $31.1 million.

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

Dividend Distribution

The Company declared common and preferred cash dividends of $54.3 million and $133.9 million for the nine months ended September 30, 2020 and 2019, respectively.  The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2020 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company paid a quarterly cash dividend of $0.20 per common share in the first quarter of 2020.  In order to maintain maximum flexibility given the uncertain impact of the COVID-19 pandemic on its business, the Company’s Board of Directors elected not to declare a dividend on its common shares for the second and third quarters of 2020.  The Board of Directors has not made any decisions with respect to its dividend policy beyond the third quarter of 2020 and will continue to evaluate its dividend policy on a quarterly basis based on operating cash flows. The Company intends to maintain compliance with REIT taxable income distribution requirements.

Common Shares and Common Share Repurchase Program

The Company has a $250.0 million continuous equity program.  At October 26, 2020, the Company had all $250.0 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. In the first nine months of 2020, the Company repurchased 0.8 million shares at a cost of $7.5 million.  Through October 26, 2020, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Proceeds from Transactional Activity

In February 2020, the Company sold its 15% interest in the DDRTC joint venture to its partner, an affiliate of TIAA-CREF, based on a gross fund value of $1.14 billion, which included $184.9 million of mortgage debt at December 31, 2019.  As of December 31, 2019, the DDRTC joint venture was composed of 21 assets, totaling 7.1 million square feet.  The Company received net proceeds of $140.4 million in the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company’s unconsolidated joint ventures sold two shopping centers, aggregating 0.2 million square feet, together with wholly owned land sales, generating proceeds totaling $28.7 million, of which the Company’s proportionate share of the proceeds was $6.6 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  In March 2020, the Company also received $7.5 million related to the repayment of a loan investment.

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

BRE DDR Joint Ventures

On July 14, 2020, the Company entered into agreements with affiliates of Blackstone to terminate the BRE DDR III and BRE DDR IV joint ventures.  The BRE DDR IV transaction closed on October 15, 2020 and the BRE DDR III transaction is expected to close in the fourth quarter of 2020, as soon as all applicable conditions have been satisfied, including receipt of required lender consents.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

Redevelopment Opportunities

One key component of the Company’s long-term strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate.  The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  However, in light of the COVID-19 pandemic, the Company will closely monitor its expected spending during the remainder of 2020 for redevelopment, as the Company considers this funding to be discretionary spending.  The Company recently has taken steps to substantially reduce capital spending and anticipates that it has approximately $31 million remaining to fund on its redevelopment pipeline as of September 30, 2020.  The Company does not anticipate expending significant funds on joint venture redevelopment projects for the remainder of 2020.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At September 30, 2020, the $881.5 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development or sale.

Included in Construction in Progress and Land at September 30, 2020 was approximately $8 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at September 30, 2020, the Company has invested approximately $88 million in various consolidated active redevelopment and other projects.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At September 30, 2020, the Company’s significant consolidated redevelopment projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2020
The Collection at Brandon Boulevard (Tampa, Florida)	3Q20	$27,732	$22,921
1000 Van Ness (San Francisco, California)	4Q21	4,810	—
Woodfield Village Green (Chicago, Illinois)	TBD	—	254
Sandy Plains Village (Atlanta, Georgia)	TBD	—	1,334
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,149
Total		$32,542	$25,658

For redevelopment assets completed in 2020, the assets placed in service were completed at a cost of approximately $164 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.4 billion and $1.8 billion at September 30, 2020 and 2019, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Of the outstanding indebtedness at September 30, 2020, $0.4 million is outstanding from the BRE DDR Joint Ventures.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentations.

CAPITALIZATION

At September 30, 2020, the Company’s capitalization consisted of $1.8 billion of debt, $325.0 million of preferred shares and $1.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $7.20, the closing price of the Company’s common shares on the New York Stock Exchange on September 30, 2020), resulting in a debt to total market capitalization ratio of 0.51 to 1.0, as compared to the ratio of 0.36 to 1.0 at September 30, 2019.  The closing price of the Company’s common shares on the New York Stock Exchange was $15.11 at September 30, 2019.  At September 30, 2020 and 2019, the Company’s total debt consisted of $1.5 billion and $1.7 billion of fixed-rate debt, respectively, and $0.3 billion and $0.1 billion of variable-rate debt, respectively.

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

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $8.3 million for its consolidated properties at September 30, 2020.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2020, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.2 million related to the maintenance of its properties and general and administrative expenses.

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

ECONOMIC CONDITIONS

Despite recent bankruptcies and the increase of e-commerce distribution, the Company saw continued demand from a broad range of tenants for its space in early 2020, particularly in the off-price sector, which the Company believes reflects an increasingly value-oriented consumer.  This demand was evidenced by leasing activity in January and February that was relatively consistent with recent historical levels. The COVID-19 pandemic caused a slow-down in lease activity in March which continued through the first half of the second quarter of 2020, though the Company witnessed a relative increase in new lease discussions and renewal negotiations with tenants late in the second quarter and into the third quarter.  Ultimately, the Company executed new leases and renewals aggregating approximately 1.9 million square feet of space for the nine months ended September 30, 2020, on a pro rata basis, which is below historical levels.

The Company benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 6.2% and Bed Bath & Beyond at 3.3%).  Other significant tenants include Dick’s Sporting Goods, Ulta, Best Buy, Nordstrom Rack, Five Below, Ross Stores, Kroger, Whole Foods and Home Depot, all of which have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases.  The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes that the position of its transformed portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment.  The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its historical property income growth and consistent growth in average annualized base rent per occupied square foot.  At September 30, 2020 and December 31, 2019, the shopping center portfolio occupancy was 89.7% and 90.8%, respectively, and total portfolio average annualized base rent per occupied square foot was $18.53 and $18.25, respectively, on a pro rata basis.  The Company’s portfolio has been impacted by tenant bankruptcies and lease expirations (which have increased in number and pace following the onset of the COVID-19 pandemic) and the Company has had to invest capital to re-lease anchor units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during the nine months ended September 30, 2020 and 2019, on a pro rata basis, was $2.01 and $2.43 per rentable square foot, respectively.  The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector has been significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time. As of October 23, 2020, approximately 98% of the Company’s tenants (at the Company’s share and based on average base rents) were open for business, up from a low of 45% in early April 2020 and 92% as of July 24, 2020.  The COVID-19 pandemic had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second and third quarter rents. As of October 23, 2020, the Company’s tenants had paid approximately 70% of aggregate base rents for the second quarter (at the Company’s share and BRE DDR IV assets at 100% ownership) and approximately 84% of aggregate base rents for the third quarter (at the Company’s share and BRE DDR IV assets at 100% ownership).  In addition, as of October 23, 2020, the Company’s tenants had paid approximately 90% of aggregate base rents for the month of October (at the Company’s share and BRE DDR IV assets at 100% ownership).  The Company calculates the aggregate percentage of rents paid by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants with respect to leases which have not yet been rejected.  The Company has engaged in discussions with the majority of its tenants that failed to satisfy all or a portion of their rent obligations during the second and third quarters of 2020 and has agreed to terms on rent-deferral arrangements (and, in a smaller number of cases, rent abatements) with a number of such tenants.  As of October 23, 2020, agreed upon rent-deferral arrangements that remain unpaid represented approximately 16% of second quarter aggregate base rent (at the Company’s share and BRE DDR IV assets at 100% ownership) and approximately 8% of third quarter aggregate base rent (at the Company’s share and BRE DDR IV assets at 100% ownership). The majority of such deferred rents are expected to be repaid by year-end 2021.  For purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collections actions against several tenants.

While the Company is unable to forecast the resolution of unpaid second and third quarter rents, outstanding tenant relief requests, the level of rent collections for subsequent periods or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company expects that its results of operations will continue to be adversely impacted by the pandemic and its impact on the economy.  Additionally, new surges in contagion may lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which may further adversely impact the Company’s results of operations in the future.  Certain tenant categories may be especially vulnerable, including movie theaters, restaurants, fitness and entertainment.  For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

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

•	The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises, including the COVID-19 pandemic;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2020				December 31, 2019
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,502.4	5.1	4.1%	84.6%	$1,742.8	5.3	4.3%	94.3%
Variable-Rate Debt	$274.6	3.0	1.1%	15.4%	$104.5	3.1	2.8%	5.7%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	September 30, 2020				December 31, 2019
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$843.2	$182.7	3.1	4.4%	$1,032.8	$211.6	4.2	4.3%
Variable-Rate Debt	$590.0	$70.3	0.7	2.6%	$607.3	$73.9	0.8	3.5%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2020 and December 31, 2019, is summarized as follows (in millions):

	September 30, 2020			December 31, 2019
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,502.4	$1,571.6	$1,488.1	$1,742.8	$1,840.9	$1,756.9
Company's proportionate share of joint venture fixed-rate debt	$182.7	$185.3	$180.6	$211.6	$213.3	$205.9

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2020, would result in an increase in interest expense of approximately $2.1 million for the Company and $0.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2020.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2020, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Reference is made to Part 1, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The risk factor set forth below updates, and should be read together with, such risk factors.  Furthermore, the impact of the COVID-19 Pandemic may also exacerbate the risks discussed therein, any of which could have a material effect on the Company.

The COVID-19 Pandemic Has Had, and Will Likely Continue to Have, a Significant Impact on the Company and its Tenants’ Businesses

The Company’s business and the businesses of its tenants have been, and are likely to continue to be, significantly impacted by the COVID-19 pandemic and the public perception of and reaction to the related risks. Beginning in March 2020, the COVID-19 pandemic resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social distancing restrictions. Beginning in April 2020, a significant number of tenants failed to pay some or all of their monthly rent obligations and the Company and its joint ventures received a substantial number of tenant requests for rent relief and claims for abatement.  In many cases, the Company has agreed to defer unpaid tenant rent obligations, although it remains uncertain whether these rents will ultimately be paid in accordance with the terms of the deferral arrangements.  Social distancing measures, local regulations and the public’s concern regarding health risks posed by the pandemic continue to adversely impact many tenants’ sales and operations and their ability to finance their businesses and satisfy their obligations, including rent owed to the Company and its joint ventures. Third quarter rent collection levels remain well below historical averages and future collections may be negatively impacted by new surges in COVID-19 contagion and any implementation of additional restrictions on tenant businesses as a result thereof.  The resumption of normalized business activity levels remains uncertain and may be adversely impacted by state and local government restrictions, disruptions in inventory supply chains from local and international suppliers, staffing challenges and the public’s perception of continued health risks relating to COVID-19 and related treatments and vaccines. Furthermore, in certain instances, the COVID-19 pandemic and local resurgences in contagion have caused prospective tenants to abandon or delay new store growth plans or choose to lease fewer spaces, which has led to a decline in leasing volumes relative to historical levels and may ultimately result in diminished demand for space and lower rents for the Company’s properties. Such events may also increase the risk of delays in completing tenant build-outs, delivering space to new tenants and achieving rent commencement dates with respect to recently executed leases. Additionally, the impacts of the COVID-19 pandemic have contributed to an increase in retail businesses filing for bankruptcy protection and may accelerate consumers’ adoption of e-commerce within certain retail categories as an alternative to shopping at physical store locations.  The Company may not be able to recover any amounts from insurance carriers in order to mitigate the impact of lost tenant revenues.

In addition to the impacts and uncertainties listed above, the COVID-19 pandemic has significantly limited the ability of the Company’s employees to access the Company’s offices and properties, which could adversely impact the Company’s ability to manage its properties and complete other operating and administrative functions that are important to its business. Efforts by the Company’s employees to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk. Furthermore, the impact of the COVID-19 pandemic could continue to negatively affect global capital markets, which, in turn, could negatively affect the Company’s ability to obtain necessary financing, including refinancing for its joint ventures, on favorable terms, or at all.  Reduced rent collections from tenants may also impact the ability of the Company and its joint ventures to satisfy covenants and debt service obligations applicable to their financing arrangements, particularly with respect to mortgage loan indebtedness, and result in the recognition of impairment charges with respect to certain of the Company’s properties.  Reduced rent collections from tenants may also have the effect of decreasing management fees collected from the Company’s joint ventures which are often based on property receipts and may also impact decisions by the Company’s Board of Directors with respect to future dividend policy.  The Company’s periodic assessment of tenants’ ability to pay outstanding obligations, including rent obligations deferred because of the COVID-19 pandemic, may also result in reductions to rental revenue on account of previously accrued rents.

Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to the impacts of the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2020	158	$8.10	—	$—
August 1–31, 2020	20	7.33	—	—
September 1–30, 2020	20	7.51	—	—
Total	198	$7.96	—	$42.1

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of October 26, 2020, the Company had repurchased 5.1 million of its common shares in the aggregate at a cost of $57.9 million and a weighted-average cost of $11.33 per share under the program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Employment Agreement, dated as of September 11, 2020, by and between the Company and David R. Lukes[1]

10.2	Form of 2019 Plan Restricted Share Award Unit Memorandum – CEO[2]

10.3	Separation Agreement, dated as of September 23, 2020, by and between the Company and Michael A. Makinen[2]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2,3]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2,3]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[2]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[2]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[2]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL and included in Exhibit 101.
1	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2020.
2	Submitted electronically herewith.
3	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: October 30, 2020