Form 10-K
period 2020-12-31
SITE Centers Corp.
filed 2021-02-25
CIK 894315

Be

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2020, was $1.2 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

193,373,697 common shares outstanding as of February 16, 2021

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2021 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

Overview

SITE Centers Corp., an Ohio corporation (the “Company” or “SITE Centers”), a self-administered and self-managed Real Estate Investment Trust (“REIT”), is in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated and unconsolidated joint ventures.

The Company is self-administered and self-managed, and therefore, has not engaged, nor does it expect to retain, any REIT advisor.  The Company manages all of the Portfolio Properties as defined herein.  At December 31, 2020, the Company owned approximately 43.4 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 9.6 million total square feet of GLA for Retail Value Inc. (“RVI”), an owner and operator of shopping centers listed on the New York Stock Exchange.

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants.  The Company’s shopping centers and land are collectively referred to as the “Portfolio Properties.”  In addition, the Company generates revenue from its management contracts with its unconsolidated joint venture assets and RVI.

On July 1, 2018, SITE Centers completed the spin-off of RVI.  At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 continental U.S. assets and all 12 of SITE Centers’ shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and 16 million square feet of GLA.

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

The Company's mission is to own and manage open-air shopping centers located in suburban, high household income communities.  The Company strives to deliver attractive total shareholder return through earnings and cash flow growth, a sustainable dividend and a strong balance sheet that is well positioned through various economic cycles.

As discussed below, the ultimate impact of the COVID-19 pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably determined or forecasted at this time.

Looking forward, growth opportunities within the core property operations include rental increases and continued lease-up of the portfolio and several tactical and major redevelopment opportunities.  Having largely completed its deleveraging plans, management intends to use proceeds from future sales of lower growth assets, including sales to newly formed joint ventures, largely to fund opportunistic investments in assets that offer growth potential through specialized leasing and tactical redevelopment efforts.

The Company believes the following serve as cornerstones for the execution of its strategy:

•	Maximization of recurring cash flows through strong leasing and core property operations;
•

Enhancement of property cash flows through creative, proactive tactical redevelopment efforts that result in the profitable adaptation of assets to better suit dynamic retail tenant and community demands;

•

Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into opportunistic acquisitions at attractive rates that offer leasing and redevelopment potential;

•

Risk mitigation through continuous focus on maintaining prudent leverage levels and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, equity markets, a large unsecured line of credit and equity from a wide range of joint venture partners and

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  In addition, in order to safeguard the health of its employees and their families, the Company closed all of its offices in March 2020 and successfully transitioned to working remotely.  While the Company reopened its Corporate Headquarters in Cleveland, Ohio, and select regional offices on a voluntary basis in October 2020, the majority of the Company’s employees continue to work remotely.  The Company has not established a date for employees to return to the office on a full-time basis.  To date, the Company’s leasing and administrative operations have not been significantly impacted by the pandemic as the Company’s significant investments in its IT infrastructure and systems in prior years, which facilitated the transition to a remote working environment.

As of February 12, 2021, all of the Company’s properties remain open and operational with 98% of tenants, at the Company’s share and based on average base rents, open for business. This compares to an open rate low of 45% in April 2020.  The primary tenant categories that currently are still not fully reopened are theaters, fitness and local restaurants.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on the collection of rents for April 2020 through January 31, 2021.  The quarterly rent payment rates as of February 12, 2021, determined on a pro rata basis (at the Company’s share and properties received from the BRE DDR Joint Ventures at 100% ownership), for each quarterly reporting period since March 2020 and updated for subsequent cash receipts, are reflected as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	January 2021
As of February 12, 2021	79%	88%	94%	94%
As of October 23, 2020	70%	84%	90%	N/A
As of July 24, 2020	64%	71%	N/A	N/A

The Company calculates the aggregate percentage of rents paid by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.  For the purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

Although rent collection levels continued to improve through January 2021, relative to the second quarter, collection levels remain below historical averages and future rent collection may be negatively impacted by further surges in COVID-19 contagion in 2021 and any implementation of additional restrictions on tenant businesses as a result thereof.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably determined or forecasted at this time.  For a further discussion of the impact of the COVID‑19 pandemic on the Company’s business, see Item 1A. Risk Factors in Part II of this Report on Form 10-K and “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Part II of this Report on Form 10-K.

Narrative Description of Business

The Company’s portfolio as of December 31, 2020, consisted of 138 shopping centers (including 60 centers owned through joint ventures) and more than 400 acres of undeveloped land (of which approximately 80 acres are owned through unconsolidated joint ventures).  In February 2021, approximately 70 acres of undeveloped land held through an unconsolidated joint venture were sold.  The shopping centers are located in 22 states.  The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2020	2019
Centers owned (at 100%)	138	170
Aggregate occupancy rate	89.0%	90.8%
Average annualized base rent per occupied square foot	$18.50	$18.25

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2020	2019	2020	2019
Centers owned	78	69	60	101
Aggregate occupancy rate	89.2%	90.7%	87.3%	90.7%
Average annualized base rent per occupied square foot	$18.75	$18.80	$15.36	$14.90

Recent Developments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

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

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Inc., Bed Bath & Beyond Inc., Dick's Sporting Goods, Inc., PetSmart, Inc. and Michaels Companies, Inc., representing 5.9%, 3.2%, 2.8%, 2.6% and 2.4%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2020.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals”.

Qualification as a Real Estate Investment Trust

As of December 31, 2020, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Human Capital Management

As of December 31, 2020, the Company’s workforce was comprised of 323 full-time equivalent employees compared to 363 full-time equivalent employees at December 31, 2019. At the end of 2020, the Company’s workforce was approximately 38% male and 62% female, and women represented approximately 44% of the Company’s managers (defined by reference to the EEO-1 job class categories to include executive/senior-level officials and managers and first/mid-level officials and managers). The ethnicity of the Company’s workforce at the end of 2020 was approximately 73% White, 13% Hispanic, 11% Black, 1% Asian and 2% other (based on EEO categories). Of the Company’s employees, 68% of employees were assigned to work in the corporate headquarters in Beachwood, Ohio, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company, with approximately 78% of the Company’s employees having been with the Company for over 5 years and 54% for over 10 years.

The Company’s primary human capital management objective is to attract, develop, engage and retain the highest quality talent. To support this objective, the Company offers competitive pay and benefit programs, a broad focus on wellness and flexible work arrangements designed to allow employees to meet personal and family needs. The Company also takes steps to measure and improve upon its level of employee engagement and to create a diverse and inclusive workplace.  The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. At least once every two years the Company requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting department are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis. The Company’s culture is also underpinned by its employees’ commitment to the Company’s core values of being Fearless, Authentic, Curious and Thoughtful (the Company’s Matters of FACT) in the conduct of their responsibilities.

In response to the COVID-19 pandemic, beginning in March 2020 the Company provided all employees capable of performing their responsibilities in a remote work environment with the equipment and resources necessary to do so.  The Company also implemented safety protocols to protect the limited number of its employees whose job functions required them to continue to report to the Company’s offices.  These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines issued by the Centers for Disease Control and Prevention.  With these protocols in place, the Company reopened the Company’s offices in October 2020 in order to allow employees to return on a voluntary basis, though most employees continue to work remotely.  The Company has not established a date for employees to return to the office on a full-time basis.

Corporate Responsibility and Sustainability

At SITE Centers, the term “sustainability” is defined as: sustainable value, sustainable growth, sustainable partnerships, sustainable property operations, sustainable employee health and wellness, sustainable governance policies and sustainable interaction with our stakeholders and communities. Incorporating sustainable thinking into each one of these criteria allows sustainability to be a mindset at SITE Centers rather than just a word.

Detailed information regarding the Company’s approach to sustainability can be found on the Company's website in its Corporate Responsibility and Sustainability Report. This report is based on the Global Reporting Initiative (GRI) standard, which summarizes environmental and social performance. The 2019 reporting year was also the first year of reporting against the Sustainability Accounting Standards Board (SASB) standards. The content of the Company’s sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC, unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 16, 2021:

David R. Lukes, age 51, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017.  Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014.  Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a REIT primarily engaged in the re-leasing of shopping centers, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 through 2012.  From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010.  Mr. Lukes has also served as the President, Chief Executive Officer and Director of RVI since April 2018 and as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki, since 2017.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Conor M. Fennerty, age 35, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019.  From April 2017 to November 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets.  Prior to joining SITE Centers, he served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from July 2014 to April 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from May 2012 to July 2014, and prior to that, a member of the global investment research division of Goldman Sachs from May 2010 to May 2012.  Mr. Fennerty earned a Bachelor of Science in business administration with a major in finance from Georgetown University.

Christa A. Vesy, age 50, is Executive Vice President and Chief Accounting Officer of SITE Centers, a position she assumed in March 2012.  From July 2016 to March 2017, Ms. Vesy also served as SITE Centers’ Interim Chief Financial Officer.  In these roles, Ms. Vesy has overseen the property and corporate accounting and financial reporting functions for SITE Centers.  Previously, Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers since November 2006.  Ms. Vesy has served as the Executive Vice President, Chief Financial Officer and Treasurer of RVI since November 2019 and has also served as Chief Accounting Officer of RVI since February 2018.  Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment.  Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004.  Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University.  Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Corporate Headquarters

The Company is an Ohio corporation incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is http://www.sitecenters.com.  The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, analyst presentations and financial information.  The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

Item 1A.	RISK FACTORS

Summary of Risk Factors

The following is a summary of material risks that could affect the Company’s business, results of operations, financial condition, liquidity and cash flows.  The risks summarized below are discussed in greater detail in the risk factors that follow and are not the only risks the Company faces.  The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations. Investors should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K.  If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected.

Risks Related to the Company’s Business, Properties and Strategies

•

The economic performance and value of the Company’s shopping centers depend on many factors, including the economic climate and local conditions, each of which could have an adverse impact on the Company’s cash flows and operating results.

•	E-commerce may continue to have an adverse impact on the Company’s tenants and business.
•	The COVID-19 pandemic has had, and will likely continue to have, a significant impact on the Company and its tenants’ businesses.
•	The Company relies on major tenants, making it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants.
•	The Company’s dependence on rental income may adversely affect its ability to meet its debt obligations and make distributions to shareholders.
•	The Company’s expenses may remain constant or increase even if income from the Company’s properties decreases.
•	Property ownership through partnerships and joint ventures could limit the Company’s control of those investments and reduce its expected return.
•	The Company’s real estate assets may be subject to impairment charges.
•	The Company’s acquisition activities may not produce the cash flows that it expects and may be limited by competitive pressures or other factors.
•	Real estate property investments are illiquid; therefore, the Company may not be able to dispose of properties when desired or on favorable terms.
•	The Company’s development, redevelopment and construction activities could affect its operating results.
•	The Company’s real estate investments may contain environmental risks that could adversely affect its results of operations.
•

The Company’s properties could be subject to damage from natural disasters and weather-related factors; an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties.

•	Violent crime, including terrorism and mass shootings, or civil unrest may affect the markets in which the Company operates its business and its profitability.
•	A disruption, failure or breach of the Company’s networks or systems, including as a result of cyber-attacks, could harm its business.

Risks Relating to the Company’s Indebtedness and Capital Structure

•

The Company depends on external sources of capital. Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares.

•

Changes in the Company’s credit ratings or the debt markets, as well as market conditions in the credit markets, could adversely affect the Company’s publicly traded debt and revolving credit facilities.

•	The Company’s ability to increase its debt could adversely affect its cash flows.
•	The Company’s cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of its debt financing.
•	The Company’s financial condition could be adversely affected by financial covenants.
•	The Company may incur significant debt prepayment costs as a result of repaying indebtedness prior to its stated maturity.
•	The Company has variable-rate debt and interest rate risk.
•	The Company may be adversely affected by the potential discontinuation of LIBOR.

Risks Related to the Company’s Taxation as a REIT

•	If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability.
•	Compliance with REIT requirements may negatively affect the Company’s operating decisions.
•

The Company may be forced to borrow funds to maintain its REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect the Company.

•	Dividends paid by REITs generally do not qualify for reduced tax rates.
•

Certain foreign shareholders may be subject to U.S. federal income tax on gain recognized on a disposition of the Company’s common shares if the Company does not qualify as a “domestically controlled” REIT.

•	Legislative or other actions affecting REITs could have a negative effect on the Company.

Risks Related to the Company’s Organization, Structure and Ownership

•

Provisions of the Company’s Articles of Incorporation and Code of Regulations could have the effect of delaying, deferring or preventing a change in control, even if that change may be considered beneficial by some of the Company’s shareholders.

•

The Company has significant shareholders who may exert influence on the Company as a result of their considerable beneficial ownership of the Company’s common shares, and their interests may differ from the interests of other shareholders.

•	The Company’s Board of Directors may change significant corporate policies without shareholder approval.

Risks Related to the Company’s Common Shares

•	Changes in market conditions could adversely affect the market price of the Company’s publicly traded securities.
•	The Company may issue additional securities without shareholder approval.

General Risks Relating to Investments in the Company’s Securities

•	The Company may be unable to retain and attract key management personnel.
•	The Company is subject to litigation that could adversely affect its results of operations.
•	Changes in accounting standards issued by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies may adversely affect the Company’s business.

The risks summarized above are discussed in greater detail below.

Risks Related to the Company’s Business, Properties and Strategies

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	Changes in the national, regional, local and international economic climate, including as a result of the COVID-19 pandemic;
•	Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area and population, demographic and employment trends;

•	The attractiveness of the properties to tenants;
•	The increase in consumer purchases through the internet;
•	The Company’s ability to provide adequate management services and to maintain its properties;
•	Increased operating costs if these costs cannot be passed through to tenants and
•	The expense of periodically renovating, repairing and re-letting spaces.

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income.  The market for retail space has been, and may continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases and the excess amount of retail space in a number of markets.  The Company’s performance is affected by its tenants’ results of operations, which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services.  If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company's tenants and demand for retail space could be adversely affected.  To the extent that any of these conditions occur, they are likely to affect market rents for retail space.  In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.

In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers, other shopping centers and e-commerce, in attracting and retaining retailers.  As of December 31, 2020, leases at the Company’s properties (including the proportionate share of unconsolidated properties) were scheduled to expire on a total of approximately 7% of leased GLA during 2021.  For those leases that renew, rental rates upon renewal may be lower than current rates.  For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments.  In these situations, the Company’s financial condition, operating results and cash flows could be adversely impacted.

E-Commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business

E-commerce has been broadly embraced by the public, including throughout the COVID-19 pandemic, and growth in the e‑commerce share of overall consumer sales is likely to continue in the future. Many of the Company’s tenants have been negatively impacted by increasing competition from internet retailers and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, use such locations for curbside pickup of items ordered online and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The COVID-19 Pandemic Has Had, and Will Likely Continue to Have, a Significant Impact on the Company and Its Tenants’ Businesses

The Company’s business and the businesses of its tenants have been, and are likely to continue to be, significantly impacted by the COVID-19 pandemic and the public perception of and reaction to the related risks. Beginning in March 2020, the COVID-19 pandemic resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social distancing restrictions. Beginning in April 2020, a significant number of tenants failed to pay some or all of their monthly rent obligations, and the Company and its joint ventures received a substantial number of tenant requests for rent relief and claims for abatement.  In many cases, the Company agreed to defer these unpaid tenant rent obligations until 2021 and beyond, although it remains uncertain whether these rents will ultimately be paid in accordance with the terms of the deferral arrangements.  Social distancing measures, local regulations and the public’s concern regarding health risks posed by the pandemic continue to adversely impact many tenants’ sales and operations and their ability to finance their businesses and satisfy their obligations, including rent owed to the Company and its joint ventures.  Although rent collection levels improved in the third and fourth quarters of 2020 relative to the second quarter, rent collection levels remained below historical averages and future collections may be negatively impacted by continuing surges in COVID-19 contagion in 2021 and continuing restrictions on tenant businesses as a result thereof.

The resumption of normalized business activity levels and conditions remains uncertain and may be adversely impacted by state and local government restrictions, disruptions in inventory supply chains from local and international suppliers, staffing challenges, the public’s perception of continued health risks relating to COVID-19 and the availability and acceptance of related treatments and vaccines. Furthermore, in certain instances, the COVID-19 pandemic and local resurgences in contagion have caused prospective tenants to abandon or delay new store growth plans or choose to lease fewer spaces and may ultimately result in diminished demand for space and lower rents for the Company’s properties. Such events may also increase the risk of delays in completing tenant build-outs, delivering space to new tenants and achieving rent commencement dates with respect to recently executed leases. Additionally, the impacts of the COVID-19 pandemic have contributed to an increase in retail businesses filing for bankruptcy protection and may accelerate consumers’ adoption of e-commerce within certain retail categories as an alternative to shopping at physical store locations.  The Company may not be able to recover any amounts from insurance carriers in order to mitigate the impact of lost tenant revenues.

In addition to the impacts and uncertainties listed above, the COVID-19 pandemic has significantly limited the ability of the Company’s employees to access the Company’s offices and properties, which could adversely impact the Company’s ability to manage its properties and complete other operating and administrative functions that are important to its business. Efforts by the Company’s employees to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk. Furthermore, the impact of the COVID-19 pandemic could continue to negatively affect global capital markets, which, in turn, could negatively affect the Company’s ability to obtain necessary financing, including property-level refinancing for its joint ventures, on favorable terms, or at all.  Reduced rent collections from tenants may also impact the ability of the Company and its joint ventures to satisfy covenants and debt service obligations applicable to their financing arrangements, particularly with respect to mortgage loan indebtedness, and result in the recognition of impairment charges with respect to certain of the Company’s properties.  Reduced rent collections from tenants may also have the effect of decreasing management fees collected from the Company’s joint ventures, which are often based on property receipts and may also impact decisions by the Company’s Board of Directors with respect to future dividend policy.  The Company’s periodic assessment of tenants’ ability to pay outstanding obligations, including rent obligations deferred because of the COVID-19 pandemic, may also result in reductions to rental revenue on account of previously accrued rents for which collection is no longer considered probable.

The impact of the COVID-19 pandemic could also exacerbate the risks described herein.  Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to the impacts of the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2020, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	5.9%
Bed Bath & Beyond Inc.	3.2%
Dick's Sporting Goods, Inc.	2.8%
PetSmart, Inc.	2.6%
Michaels Companies, Inc.	2.4%
Ulta Beauty, Inc.	2.1%
Gap Inc.	2.0%
Nordstrom, Inc.	1.9%
Barnes & Noble Booksellers, Inc.	1.9%
Best Buy Co., Inc.	1.9%
Ross Stores, Inc.	1.9%
Kohl's Department Stores, Inc.	1.8%
The Kroger Co.	1.8%
AMC Entertainment Holdings, Inc.	1.6%

The retail shopping sector has been affected by economic conditions, including increases in consumer internet purchases, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  In many cases, these shifts have been accelerated by the COVID-19 pandemic and have resulted in weaker retailers losing market share and, in some cases, declaring bankruptcy and/or closing stores.  In some cases, major tenants may declare bankruptcy or might take advantage of early termination provisions in their leases in connection with a plan to close stores.  Bankruptcies, store closures and reduced expansion plans by conventional department stores and national chains in recent years have resulted in a smaller overall number of tenants requiring large store formats.

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

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases.  Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping centers to terminate their leases or reduce the amount of rent they pay under the terms of their leases.  In addition, the Company cannot be certain that any tenant whose lease expires will renew that lease or that the Company will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability and its ability to meet debt and other financial obligations and make distributions to shareholders.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized.  These situations could have an impact on the Company’s revenues from its joint ventures.  Other risks of joint venture investments include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  Joint venture platforms typically contain customary buy-sell provisions, which could result in either the sale of the Company’s interest or the use of available cash or borrowings to acquire the Company’s partner’s interest at inopportune times, as well as the termination of applicable management contracts and fees.  In addition, the Company is obligated to maintain the REIT status of the Dividend Trust Portfolio joint venture’s REIT subsidiary and may be obligated to maintain the REIT status of future joint venture platforms and the Company’s failure to do so could result in substantial liability to its partner.  These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline.  As of

December 31, 2020, the Company had $77.3 million of investments in and advances to unconsolidated joint ventures holding 59 shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired.  A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  In the Company’s estimate of projected cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments.  These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets.  Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

Real Estate Property Investments Are Illiquid; Therefore, the Company May Not Be Able to Dispose of Properties When Desired or on Favorable Terms

Real estate investments generally cannot be disposed of quickly.  In addition, the Code imposes restrictions, which are not applicable to other types of real estate companies, on the ability of a REIT to dispose of properties.  Therefore, the Company may not be able to diversify or alter its portfolio in response to economic conditions or trends in retailer or consumer behavior promptly or on favorable terms.  The Company’s inability to quickly respond to such changes or dispose of properties could adversely affect the value of the Company’s portfolio and its ability to repay indebtedness and make distributions to shareholders.

The Company’s Development, Redevelopment and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development, redevelopment and construction of retail properties as opportunities arise.  The Company’s development, redevelopment and construction activities include the following risks:

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

The Company’s Properties Could Be Subject to Damage from Natural Disasters and Weather-Related Factors; An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

The Company’s properties are generally open-air shopping centers.  Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects.  Furthermore, a number of the Company’s properties are located in areas that are subject to natural disasters, including Florida and California.  Such properties could therefore be affected by rising sea levels, hurricanes, tropical storms, wildfires, whether caused by global climate changes or other factors.

The Company maintains all-risk property insurance with limits of $150 million per occurrence and in the aggregate and general liability insurance with limits of $100 million per occurrence and in the aggregate, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as flood and earthquake.  Coverage for a named windstorm for the Company’s continental U.S. properties is subject to a deductible of up to 5% of the total insured value of each property.  The amount of any insurance coverage for losses due to damage or business interruption may prove to be insufficient.  Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

Violent Crime, Including Terrorism and Mass Shootings, or Civil Unrest May Affect the Markets in Which the Company Operates Its Business and Its Profitability

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that have experienced, and remain susceptible to, violent crime, including terrorist attacks and mass shootings and civil unrest.  Any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), or civil unrest could alter shopping habits, deter customers from visiting the Company’s shopping centers or result in damage to its properties, which would have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business

The Company relies extensively on computer systems to manage its business.  While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions.  These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, ransomware and other sophisticated cyber-attacks.  Although the Company and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful.  Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees and third-party vendors; disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties.  In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data.  Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses, claims or fines that may arise.

Risks Relating to the Company’s Indebtedness and Capital Structure

The Company Depends on External Sources of Capital; Disruptions in the Financial Markets Could Affect the Company’s Ability to Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares

To qualify as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding any net capital gains) to its stockholders each year. Because of these distribution requirements, the Company has relied on third-party sources of capital, including debt and preferred equity financings, to fund growth opportunities and capital needs. The U.S. and global equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions in the past, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances materially affected liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, resulting in the unavailability of financing for businesses and assets similar to those operated by the Company.  Uncertainty in the equity and credit markets may negatively affect the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to refinance its debt, obtain new financing or make acquisitions.  These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates.

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

In addition, credit rating agencies continually review their ratings for the companies they follow, including the Company.  For example, credit rating agencies may review and change their credit ratings for the Company as a result of disruptions to retail tenants and property-level revenues caused by macroeconomic trends or other developments such as the COVID-19 pandemic.  The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry.  Any rating organization that rates the Company’s publicly traded debt may lower the rating or decide, at its sole discretion, not to rate the Company’s publicly traded debt.  The ratings of the Company’s publicly traded debt are based primarily on the rating organization’s assessment of the likelihood of timely payment of interest when due and the payment of principal on the maturity date.  A negative change in the Company’s rating could have an adverse effect on the Company’s credit facilities and market price of the Company’s publicly traded debt, as well as the Company’s ability to access capital and its cost of capital.

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flows

At December 31, 2020, the Company had outstanding debt of $1.9 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.2 billion as of December 31, 2020).  The Company intends to maintain a conservative ratio of debt to asset value.  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

The Company May Incur Significant Debt Prepayment Costs as a Result of Repaying Indebtedness Prior to Its Stated Maturity

At times, the Company has chosen to retire debt prior to its stated maturity date, and in doing so, has incurred prepayment or defeasance premiums in accordance with the relevant loan agreements.  If the Company chooses to retire debt prior to its stated maturity date in the future, it may incur significant debt prepayment costs or defeasance premiums, which could have an adverse effect on the Company’s cash flows and results of operations.

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

The Company May Be Adversely Affected by the Potential Discontinuation of LIBOR

In July 2017, the Financial Conduct Authority (“FCA,” the United Kingdom authority that regulates LIBOR) announced that numerous banks had approached the FCA and expressed a desire to cease providing LIBOR-related quotations to ICE Benchmark Administration Limited (“IBA”) for the calculation of LIBOR after 2021.  The FCA went on to explain that it was negotiating an agreement with each of the LIBOR panel banks that would see those banks continue to voluntarily submit quotations to IBA through the end of 2021.  On November 24, 2017, the FCA confirmed that the LIBOR panel banks had agreed to support LIBOR until December 31, 2021, but banks made no commitment to continue doing so after that date.

On November 30, 2020, however, IBA announced that it would consult the market on its intention to cease the publication of only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023, subject to any rights of the FCA to compel IBA to continue publication.  In conjunction with IBA’s November 30, 2020, announcement, the FCA issued a statement welcoming and supporting IBA’s stated intention to extend the expected cessation date for the dominant tenors of the U.S. dollar to June 30, 2023.  At the same time, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and other U.S. banking regulators acknowledged IBA’s actions and issued guidance encouraging financial institutions to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly LIBOR transition.

The Alternative Reference Rates Committee (“ARRC”) has proposed that rates derived from the Secured Overnight Financing Rate (“SOFR”) serve as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR.  ARRC has proposed a paced market transition plan to SOFR from LIBOR, which may be subject to change if the expected U.S. dollar LIBOR cessation date for the dominant tenors is extended to June 30, 2023.  On October 21, 2020, the U.S. Department of Treasury, the Federal Reserve and other U.S. regulators confirmed that the use of SOFR is voluntary, and market participants should seek to transition away from LIBOR in the manner that is most appropriate given their specific circumstances.  The emergence of alternatives to SOFR and their acceptance by market participants could impact contracts, securities and instruments that reference SOFR, including contracts, securities and instruments linked to U.S. dollar LIBOR that would transition to SOFR upon a benchmark transition event.

In March 2020, the ARRC proposed legislation that could impact certain contracts, securities and instruments tied to U.S. dollar LIBOR if such legislation (or something similar) were to become state or federal law.  Similarly, in the United Kingdom, the FCA is seeking new powers from Parliament that, if granted, would allow the FCA to, among other things, compel IBA to change the methodology it currently uses to calculate LIBOR.  Actions taken by the FCA, including actions taken in accordance with any new powers it receives from Parliament, could have an impact on contracts, securities and instruments linked to U.S. dollar LIBOR.  So too could future announcements by the FCA, IBA or U.S. banking regulators that impact contracts, securities and instruments linked to U.S. dollar LIBOR that contemplate transitioning to SOFR upon a benchmark transition event.  Likewise, contracts, securities and instruments linked to U.S. dollar LIBOR may be impacted by decisions by U.S. dollar LIBOR panel banks that give rise to or otherwise impact non-representativeness determinations that the FCA may be responsible for making.  The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is not known, but the replacement rate or alternative base rate could be higher or more volatile than LIBOR, which could adversely affect the Company’s cash flow, financial condition and results of operations.

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

The Company May Be Forced to Borrow Funds to Maintain Its REIT Status, and the Unavailability of Such Capital on Favorable Terms at the Desired Times, or at All, May Cause the Company to Curtail Its Investment Activities and/or to Dispose of Assets at Inopportune Times, Which Could Materially and Adversely Affect the Company

To qualify as a REIT, the Company generally must distribute to shareholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including and net capital gains, each year.  In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years.  The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.  In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds to meet the REIT distribution requirements.  The Company may not be able to borrow funds on favorable terms or at all, and the Company’s ability to borrow may be restricted by the terms of the instruments governing the Company’s existing indebtedness.  The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the Company’s growth potential, current debt levels, the market price of common shares and current and potential future earnings.  The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times and could materially and adversely affect the Company.  The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%.  Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates.  However, U.S. shareholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., REIT dividends that are not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026.  Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6%, assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income.  Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of the Company’s common shares.

Certain Foreign Shareholders May Be Subject to U.S. Federal Income Tax on Gain Recognized on a Disposition of the Company’s Common Shares if the Company Does Not Qualify as a “Domestically Controlled” REIT

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S, real property interests, is generally subject to U.S. federal income tax on any gain recognized on the disposition.  This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.”  In general, the Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of the Company’s stock, less than 50% in value of the stock was held directly or indirectly by non-U.S. persons.  If the Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of the Company’s common shares would be subject to U.S. federal income tax unless the common shares were traded on an established securities market and the foreign stockholder did not at any time during a specific testing period directly or indirectly own more than 10% of the Company’s outstanding common stock.

Legislative or Other Actions Affecting REITs Could Have a Negative Effect on the Company.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Department of the Treasury.  Changes to the tax laws, with or without retroactive application, could materially and adversely affect the Company or its shareholders.  The Company cannot predict how changes in the tax laws might affect shareholders or the Company.  New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification or the U.S. federal income tax consequences of an investment in the Company.  In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.  Furthermore, potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury and IRS, may have or may in the future occur or be enacted, and, in each case, they could lessen or increase the impact of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).  In addition, states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities, continue to react to the TCJA, and these may exacerbate its negative, or diminish its positive, effects on the Company.  It is impossible to predict the nature or extent of any new tax legislation, regulation or administrative interpretations, but such items could adversely affect the Company’s operating results, financial condition and/or future business planning.

Risks Related to the Company’s Organization, Structure and Ownership

Provisions of the Company’s Articles of Incorporation and Code of Regulations Could Have the Effect of Delaying, Deferring or Preventing a Change in Control, Even if That Change May Be Considered Beneficial by Some of the Company’s Shareholders

The Company’s Articles of Incorporation and Code of Regulations contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Company’s Board of Directors.  Among other things, the Articles of Incorporation and Code of Regulations include provisions:

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

The Company Has Significant Shareholders Who May Exert Influence on the Company as a Result of Their Considerable Beneficial Ownership of the Company’s Common Shares, and Their Interests May Differ from the Interests of Other Shareholders

The Company has shareholders, including Mr. Alexander Otto, who is a member of the Board of Directors, who, because of their considerable beneficial ownership of the Company’s common shares, are in a position to exert significant influence over the Company.  These shareholders may exert influence with respect to matters that are brought to a vote of the Company’s Board of Directors and/or the holders of the Company’s common shares.  Among others, these matters include the election of the Company’s Board of Directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity, and amendments to the Company’s Articles of Incorporation and Code of Regulations.  In the context of major corporate events, the interests of the Company’s significant shareholders may differ from the interests of other shareholders.  For example, if a significant shareholder does not support a merger, tender offer, sale of assets or other business combination because the shareholder judges it to be inconsistent with the shareholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other shareholders to realize a premium over the then-prevailing market prices for common shares.  Furthermore, significant shareholders of the Company have sold in the past, and may sell in the future, substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons. This has caused in the past and may cause in the future the trading price of the Company’s common shares to decline significantly, resulting in other shareholders being unable to sell their common shares at favorable prices.  The Company cannot predict or control how the Company’s significant shareholders may use the influence they have as a result of their common share holdings.

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

Risks Related to the Company’s Common Shares

Changes in Market Conditions Could Adversely Affect the Market Price of the Company’s Publicly Traded Securities

As with other publicly traded securities, the market price of the Company’s publicly traded securities depends on various market conditions, which may change from time to time.  Among the market conditions that may affect the market price of the Company’s publicly traded securities are the following:

•	The extent of institutional investor interest in the Company and the properties it owns;
•	The reputation of REITs generally and the reputation of REITs with similar portfolios;
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

The Company May Issue Additional Securities Without Shareholder Approval

The Company can issue preferred shares and common shares without shareholder approval subject to certain limitations in the Company’s Articles of Incorporation.  Holders of preferred shares have priority over holders of common shares, and the issuance of additional shares reduces the ownership interest of existing holders in the Company.

General Risks Relating to Investments in the Company’s Securities

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect the Company’s Business

The Company’s financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded.  From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC.  It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems.  Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2020, the Portfolio Properties included 138 shopping centers (including 60 centers owned through consolidated and unconsolidated joint ventures) and more than 400 acres of undeveloped land including parcels located adjacent to certain of the shopping centers.  At December 31, 2020, the Portfolio Properties aggregated 32.9 million square feet of Company-owned GLA (43.4 million square feet of total GLA) located in 22 states.  These centers are principally located in suburban, higher household income communities in the Southeast and Midwest, with significant concentrations in Georgia, Florida, North Carolina and Ohio.  At December 31, 2020, the Company also owned an unconsolidated interest in one land parcel, aggregating 70 acres, in Canada, which was sold in February 2021.

At December 31, 2020, on a pro rata basis, the average annualized base rent per square foot was $18.50.  The average annualized base rent of the Company’s 78 wholly-owned shopping centers was $18.75 per square foot, and the average annualized base rent for the 60 shopping centers owned through joint ventures was $15.36 per square foot.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.

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

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2020, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary–Retail Environment and Company Fundamentals” of this Annual Report on Form 10-K.  For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.  At December 31, 2020, the Company owned an investment in 59 properties through unconsolidated joint ventures, which properties served as collateral for joint venture mortgage debt aggregating approximately $1.0 billion (of which the Company’s proportionate share is $233.9 million) and is not reflected in the consolidated indebtedness.  The Company’s properties range in size from approximately 40,000 square feet to approximately 1,100,000 square feet of total GLA (with 53 properties exceeding 300,000 square feet of total GLA).  On a pro rata basis, the Company’s properties were 89.0% occupied as of December 31, 2020.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2030 at the Company’s 78 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2021	179	1,157	$22,815	$19.72	4.2%	7.4%
2022	263	2,321	42,817	18.45	8.4%	13.9%
2023	255	2,663	46,493	17.46	9.6%	15.1%
2024	245	2,612	45,128	17.28	9.4%	14.7%
2025	213	2,330	43,493	18.67	8.4%	14.1%
2026	123	1,647	27,721	16.83	5.9%	9.0%
2027	72	912	18,565	20.36	3.3%	6.0%
2028	74	713	13,844	19.42	2.6%	4.5%
2029	70	765	15,968	20.87	2.8%	5.2%
2030	84	757	14,372	18.99	2.7%	4.7%
Total	1,578	15,877	$291,216	$18.34	57.3%	94.6%

The following table shows the impact of tenant lease expirations at the joint venture level through 2030 at the Company’s 60 shopping centers owned through joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2021	166	932	$15,464	$16.59	7.5%	11.3%
2022	183	1,124	18,740	16.67	9.0%	13.6%
2023	174	1,301	20,099	15.45	10.4%	14.6%
2024	182	1,781	22,386	12.57	14.3%	16.4%
2025	143	1,153	16,446	14.26	9.2%	12.0%
2026	78	955	12,647	13.24	7.6%	9.2%
2027	46	321	6,637	20.68	2.6%	4.8%
2028	41	393	6,180	15.73	3.1%	4.5%
2029	48	312	5,801	18.59	2.5%	4.2%
2030	27	182	2,890	15.88	1.5%	2.1%
Total	1,088	8,454	$127,290	$15.06	67.7%	92.7%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2020

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arizona
1	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	20%	691	$11,244	$18.04	AMC Theatres, Best Buy, Burlington, HomeGoods, Jo-Ann, Lina Home Furnishing, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
2	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	345	$5,695	$17.31	Barnes & Noble, DSW, Golf Galaxy, Hobby Lobby, HomeGoods, Nordstrom Rack, Savers (Not Owned), Staples, T.J. Maxx
3	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	197	$3,553	$20.59	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)
4	Phoenix, AZ	Paradise Village Gateway	2004	2003	67%	295	$5,268	$21.99	PetSmart, Ross Dress for Less, Staples

	California
5	Buena Park, CA	Buena Park Place	2009	2004	100%	213	$3,815	$18.37	Aldi, Kohl's, Michaels
6	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	291	$5,969	$23.17	24 Hour Fitness, Michaels, Ross Dress for Less, Stater Bros. Markets, Target (Not Owned)
7	Long Beach, CA	The Pike Outlets(2)	2015	DEV	100%	392	$4,803	$21.18	Cinemark, H & M, Nike, Restoration Hardware
8	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,654	$46.39	Whole Foods
9	Richmond, CA	Hilltop Plaza	2000	2002	20%	246	$3,754	$17.43	99 Cents Only, Century Theatre, City Sports Club, dd's Discounts, Ross Dress for Less
10	Roseville, CA	Ridge at Creekside	2007	2014	100%	276	$6,269	$23.04	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
11	San Francisco, CA	1000 Van Ness	1998	2002	100%	122	$850	$20.31	The Studio Mix

	Colorado
12	Centennial, CO	Centennial Promenade	2002	1997	100%	443	$7,407	$20.33	Conn's, Golf Galaxy, HomeGoods, IKEA (Not Owned), Michaels, Ross Dress for Less, Stickley Furniture, Total Wine & More
13	Colorado Springs, CO	Chapel Hills	2000	2011	100%	451	$4,047	$13.99	Barnes & Noble, Best Buy, DSW, Michaels (Not Owned), Nordstrom Rack, Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Whole Foods
14	Denver, CO	University Hills	1997	2003	100%	243	$3,894	$19.48	King Soopers, Marshalls, Michaels
15	Parker, CO	FlatAcres MarketCenter/ Parker Pavilions(2)	2003	2003	100%	233	$4,276	$19.31	24 Hour Fitness, Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Walmart (Not Owned)

	Connecticut
16	Guilford, CT	Guilford Commons	2015	DEV	100%	127	$2,054	$17.86	Bed Bath & Beyond, The Fresh Market
17	Plainville, CT	Connecticut Commons	2013	DEV	20%	561	$6,756	$13.32	AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
18	Windsor, CT	Windsor Court	1993	2007	100%	79	$1,536	$19.56	HomeGoods (Not Owned), Stop & Shop, Target (Not Owned)

	Florida
19	Boynton Beach, FL	Village Square at Golf	2002	2007	20%	135	$1,983	$16.02	Publix
20	Bradenton, FL	Creekwood Crossing	2001	2007	20%	235	$2,734	$11.75	Bealls, Bealls Outlet, Big Lots, Circustrix, Lowe's (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2020

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
21	Brandon, FL	Lake Brandon Plaza	2014	2009	100%	178	$2,405	$13.86	Jo-Ann, Nordstrom Rack, Publix, Total Wine & More
22	Brandon, FL	Lake Brandon Village	2004	2003	100%	114	$1,084	$15.27	buybuy BABY, Lowe's (Not Owned), PetSmart
23	Brandon, FL	The Collection at Brandon Boulevard(2)	2003	IPO	100%	222	$1,995	$11.18	Bealls Outlet, Chuck E. Cheese, Crunch Fitness, Kane Furniture
24	Casselberry, FL	Casselberry Commons	2010	2007	20%	246	$2,832	$16.23	Publix, Ross Dress for Less, T.J. Maxx
25	Dania, FL	Sheridan Square	1991	2007	20%	67	$685	$11.35	Walmart Neighborhood Market
26	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	20%	84	$867	$12.41	Publix
27	Jupiter, FL	Concourse Village	2004	2015	100%	134	$2,166	$17.25	Ross Dress for Less, T.J. Maxx
28	Melbourne, FL	Melbourne Shopping Center	1999	2007	100%	210	$1,564	$8.56	Big Lots, Club 4 Fitness, Indian River Antique Mall, Publix
29	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$8,721	$20.28	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
30	Miramar, FL	River Run	1989	2007	20%	94	$1,232	$14.31	Publix
31	Naples, FL	Carillon Place	1994	1995	100%	265	$4,027	$15.81	Bealls Outlet, DSW, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
32	Naples, FL	Countryside Shoppes	1997	2007	20%	73	$864	$12.23	Aldi, Athletica Health & Fitness
33	New Port Richey, FL	Shoppes at Golden Acres	2002	2007	20%	131	$1,118	$11.55	Publix
34	Ocala, FL	Heather Island	2005	2007	20%	71	$691	$11.62	Publix
35	Orlando, FL	Chickasaw Trail Shopping Center	1994	2007	20%	75	$898	$12.43	—
36	Orlando, FL	Lee Vista Promenade	2016	DEV	100%	311	$3,897	$16.94	Academy Sports, Bealls Outlet, Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
37	Orlando, FL	Millenia Crossing	2009	2015	100%	100	$2,543	$28.10	Nordstrom Rack
38	Orlando, FL	Skyview Plaza	1998	2007	20%	263	$1,778	$13.78	Badcock Home Furniture &more, dd's Discounts, Ross Dress for Less
39	Oviedo, FL	Oviedo Park Crossing	1999	DEV	20%	186	$2,043	$11.27	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
40	Palm Beach Gardens, FL	Northlake Commons	2003	2007	20%	124	$1,723	$15.61	Home Depot (Not Owned), Jo-Ann, Ross Dress for Less
41	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	100%	52	$1,270	$26.78	Publix (Not Owned), Target (Not Owned)
42	Pembroke Pines, FL	Flamingo Falls	2001	2007	20%	108	$2,287	$23.47	LA Fitness (Not Owned), The Fresh Market
43	Plantation, FL	The Fountains	2010	2007	100%	430	$6,543	$16.23	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More, Urban Air Trampoline & Adventure Park
44	Tamarac, FL	Midway Plaza	1985	2007	20%	228	$3,011	$13.85	Publix, Ross Dress for Less
45	Tampa, FL	North Pointe Plaza	1990	IPO	20%	108	$1,579	$14.87	Publix, Walmart (Not Owned)
46	Tampa, FL	Southtown Center	2005	2019	100%	44	$1,398	$34.25	—
47	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	20%	159	$1,608	$16.44	Office Depot (Not Owned), Publix
48	Winter Garden, FL	Winter Garden Village	2007	2013	100%	759	$14,212	$19.98	Bealls, Bed Bath & Beyond, Best Buy, Burlington, Forever 21, Havertys, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Staples, Target (Not Owned)

	Georgia
49	Atlanta, GA	Brookhaven Plaza	1993	2007	20%	70	$1,077	$25.72	—
50	Atlanta, GA	Cascade Corners	1993	2007	20%	67	$523	$7.82	Kroger

SITE Centers Corp.

Shopping Center Property List at December 31, 2020

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
51	Atlanta, GA	Cascade Crossing	1994	2007	20%	63	$683	$10.78	Publix
52	Atlanta, GA	Perimeter Pointe	2002	1995	100%	360	$4,685	$19.53	Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas
53	Canton, GA	Hickory Flat Village	2000	2007	20%	74	$1,017	$14.07	Publix
54	Canton, GA	Riverstone Plaza	1998	2007	20%	308	$2,980	$14.29	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
55	Cumming, GA	Cumming Marketplace	1999	2003	100%	310	$3,872	$13.05	Home Depot (Not Owned), Lowe's, Marshalls, Michaels, OfficeMax, Walmart (Not Owned)
56	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$4,836	$15.59	Ashley Furniture HomeStore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
57	Cumming, GA	Sharon Greens	2001	2007	100%	98	$1,044	$12.03	Kroger
58	Decatur, GA	Flat Shoals Crossing	1994	2007	20%	70	$736	$10.57	Publix
59	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$491	$9.20	Goodwill
60	Douglasville, GA	Market Square	1990	2007	100%	125	$1,206	$13.39	—
61	Ellenwood, GA	Paradise Shoppes of Ellenwood	2003	2007	20%	68	$414	$12.38	—
62	Marietta, GA	Towne Center Prado	2002	1995	20%	287	$2,984	$14.75	Publix, Ross Dress for Less
63	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$1,741	$17.65	Movie Tavern
64	Snellville, GA	Presidential Commons	2000	2007	100%	376	$4,029	$12.23	buybuy BABY, Home Depot, Jo-Ann, Kroger
65	Stone Mountain, GA	Deshon Plaza	1994	2007	20%	64	$689	$11.18	Publix
66	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	303	$4,137	$15.68	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples
67	Tucker, GA	Cofer Crossing	2003	2003	20%	136	$1,309	$9.62	HomeGoods, Kroger, Walmart (Not Owned)

	Illinois
68	Chicago, IL	3030 North Broadway	2016	2017	100%	132	$4,315	$32.75	Mariano's, XSport Fitness
69	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,616	$27.18	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
70	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	357	$9,924	$32.46	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
71	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	509	$7,881	$22.86	Bloomingdale's the Outlet Store, Container Store, Costco (Not Owned), HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, Trader Joe's
72	Tinley Park, IL	Brookside Marketplace	2013	2012	20%	317	$4,321	$15.36	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

	Indiana
73	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,540	$14.53	Best Buy (Not Owned), Burlington, Dick's Sporting Goods (Not Owned), Kohl's, Marshalls, Michaels, Target (Not Owned)

	Kansas
74	Merriam, KS	Merriam Town Center/ Merriam Village	2005	2004	100%	418	$5,277	$15.12	Cinemark, Dick's Sporting Goods, Hobby Lobby, Home Depot (Not Owned), IKEA (Not Owned), Marshalls, OfficeMax, PetSmart

SITE Centers Corp.

Shopping Center Property List at December 31, 2020

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Maryland
75	Glen Burnie, MD	Harundale Plaza	1999	2007	20%	218	$1,398	$13.69	Lidl, Regency Furniture

	Massachusetts
76	Everett, MA	Gateway Center	2001	DEV	100%	640	$5,815	$16.81	Costco, Dollar Tree, Home Depot, Michaels, Old Navy, Target, Total Wine & More
77	Framingham, MA	Shoppers World	1994	1995	100%	782	$16,529	$25.68	AMC Theatres, Barnes & Noble, Best Buy, DSW, Hobby Lobby, HomeSense, Kohl's, Macy's Furniture Gallery, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, T.J. Maxx
78	West Springfield, MA	Riverdale Shops	2003	2007	20%	274	$3,760	$14.89	Kohl's, Stop & Shop

	Missouri
79	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$5,232	$15.49	Burlington, Micro Center, PetSmart, Target, Trader Joe's
80	Independence, MO	Independence Commons	1999	1995	20%	386	$6,017	$16.06	AMC Theatres, Barnes & Noble, Best Buy, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
81	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$1,944	$20.75	Costco (Not Owned), HomeGoods, HomeSense, Target (Not Owned)
82	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	76	$1,683	$29.25	Whole Foods
83	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	21	$705	$34.14	Sam's Club (Not Owned), Walmart (Not Owned)
84	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	542	$9,488	$19.56	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
85	Lyndhurst, NJ	Lewandowski Commons	1998	2007	20%	78	$1,622	$24.31	Stop & Shop
86	Princeton, NJ	Nassau Park Pavilion	2005	1997	100%	616	$10,576	$18.00	Best Buy, Burlington, buybuy BABY, Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, HomeSense, Michaels, PetSmart, Raymour & Flanigan, Target (Not Owned), T.J. Maxx, Wegmans
87	Union, NJ	Route 22 Retail Center	1997	2007	20%	112	$1,562	$15.90	Big Lots, Dick's Sporting Goods, Target (Not Owned)
88	Voorhees, NJ	Echelon Village Plaza	2002	2015	100%	89	$269	$20.75	—
89	West Long Branch, NJ	Consumer Centre	1993	2004	100%	293	$3,351	$14.03	buybuy BABY, Dick's Sporting Goods, Home Depot
90	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	91	$1,816	$20.41	andThat!, Cost Plus World Market

	New York
91	Hempstead, NY	The Hub	2001	2015	100%	249	$3,037	$12.41	Home Depot, Super Stop & Shop

	North Carolina
92	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	211	$2,873	$22.63	Harris Teeter
93	Charlotte, NC	Belgate Shopping Center	2017	DEV	100%	289	$4,705	$16.56	Burlington, Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart, T.J. Maxx, Walmart (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2020

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
94	Charlotte, NC	Carolina Pavilion	1997	2012	100%	701	$9,175	$13.82

AMC Theatres, American Freight Outlet Stores, Autozone,

Bed Bath & Beyond, Big Lots, buybuy BABY, Conn's,

Floor & Decor, Frontgate Outlet Store, Jo-Ann, Nordstrom Rack, Old Navy, Ross Dress for Less, Target (Not Owned),

Value City Furniture

95	Charlotte, NC	Cotswold Village	2013	2011	100%	262	$5,918	$24.08	Harris Teeter, Marshalls, PetSmart
96	Clayton, NC	Clayton Corners	1999	2007	20%	126	$1,421	$13.03	Lowes Foods
97	Cornelius, NC	The Shops at The Fresh Market	2001	2007	100%	131	$1,460	$16.33	The Fresh Market
98	Fayetteville, NC	Fayetteville Pavilion	2001	2007	20%	274	$2,768	$12.95	Christmas Tree Shops, Food Lion, Marshalls, Michaels, PetSmart
99	Fuquay Varina, NC	Sexton Commons	2002	2007	20%	49	$886	$18.06	—
100	Raleigh, NC	Poyner Place	2012	2012	20%	251	$2,996	$17.75	Cost Plus World Market, Marshalls, Ross Dress for Less, Target (Not Owned)
101	Wilmington, NC	University Centre	2001	IPO	20%	418	$4,375	$11.21	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
102	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$1,005	$14.17	Lowes Foods

	Ohio
103	Cincinnati, OH	Kenwood Square	2017	2013	100%	427	$6,880	$18.53	Dick's Sporting Goods, Macy's Furniture Gallery, Marshalls/HomeGoods, Michaels, T.J. Maxx, The Fresh Market
104	Columbus, OH	Easton Market	2013	1998	100%	502	$7,630	$15.45	Bed Bath & Beyond, buybuy BABY, DSW, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Ross Dress for Less, Sierra Trading Post, T.J. Maxx, Value City Furniture
105	Columbus, OH	Hilliard Rome Commons	2001	2007	20%	106	$1,508	$14.44	Burlington, HomeGoods
106	Columbus, OH	Lennox Town Center	1997	1998	50%	374	$4,613	$12.34	AMC Theatres, Barnes & Noble, Marshalls, Staples, Target
107	Columbus, OH	Polaris Towne Center	1999	2011	100%	459	$6,988	$16.95	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, T.J. Maxx, Target (Not Owned)
108	Columbus, OH	Sun Center	1995	1998	79%	316	$4,644	$16.78	Ashley Furniture HomeStore, Michaels, PGA Tour Superstore, Staples, Whole Foods
109	Dublin, OH	Perimeter Center	1996	1998	100%	136	$2,420	$17.73	Giant Eagle
110	Grove City, OH	Derby Square	1992	1998	20%	125	$1,403	$11.40	Giant Eagle
111	Mason, OH	Waterstone Center	1998	2014	100%	161	$2,785	$17.80	Barnes & Noble, Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)
112	Stow, OH	Stow Community Center	2008	DEV	100%	406	$4,593	$11.58	Bed Bath & Beyond, Giant Eagle, Hobby Lobby, Kohl's, OfficeMax, Target (Not Owned)
113	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,316	$11.36	Burlington, Kohl's, Planet Fitness
114	Westlake, OH	West Bay Plaza	2000	IPO	100%	162	$2,617	$23.10	Fresh Thyme Farmers Market, HomeSense

	Oregon
115	Hillsboro, OR	Tanasbourne Town Center	2001	1996	100%	318	$6,516	$21.83	Barnes & Noble, Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Michaels, Nordstrom Rack (Not Owned), Office Depot, Ross Dress for Less, Sierra Trading Post, Target (Not Owned)
116	Portland, OR	The Blocks	2001	2019	100%	97	$2,734	$33.60	—

SITE Centers Corp.

Shopping Center Property List at December 31, 2020

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Pennsylvania
117	Boothwyn, PA	Larkins Corner	1994	2015	100%	225	$2,103	$9.55	ACME, Walmart
118	Downingtown, PA	Ashbridge Square	1999	2015	100%	386	$2,687	$9.63	Christmas Tree Shops, Home Depot, Jo-Ann
119	Easton, PA	Southmont Plaza	2004	2015	100%	251	$3,803	$16.37	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Staples

	South Carolina
120	Anderson, SC	Midtowne Park	2008	2014	100%	167	$1,445	$9.83	Dick's Sporting Goods, Kohl's
121	Charleston, SC	Ashley Crossing	2011	2003	20%	208	$2,134	$10.76	Food Lion, Jo-Ann, Kohl's, Marshalls/HomeGoods
122	Greenville, SC	The Point	2005	2007	20%	104	$1,839	$17.89	REI, Whole Foods
123	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	214	$2,903	$14.40	Marshalls, Michaels, Office Depot, T.J. Maxx, Total Wine & More, Walmart (Not Owned)
124	Myrtle Beach, SC	The Plaza at Carolina Forest	1999	2007	20%	138	$1,848	$14.11	Kroger

	Tennessee
125	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$3,207	$16.19	Best Buy, Ross Dress for Less, Royal Furniture
126	Memphis, TN	American Way	1988	2007	20%	110	$214	$6.30	—

	Texas
127	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,570	$18.06	DSW, LA Fitness, T.J. Maxx/HomeGoods, Walmart (Not Owned)
128	Round Rock, TX	Vintage Plaza	2003	2019	100%	41	$928	$25.27	—
129	San Antonio, TX	Bandera Pointe	2002	DEV	100%	500	$5,560	$12.33

Barnes & Noble, Gold's Gym, Jo-Ann, Kohl's (Not Owned), Lowe's, Old Navy, PetSmart, Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, T.J. Maxx, Target (Not Owned),

Urban Air Trampoline & Adventure Park

130	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$1,966	$20.18	Ross Dress for Less, Target (Not Owned)
131	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	448	$6,678	$22.33	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Target (Not Owned)

	Virginia
132	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$5,222	$20.61	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
133	Midlothian, VA	Commonwealth Center	2002	2007	20%	166	$2,174	$18.66	Michaels, The Fresh Market
134	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,525	$21.79	Barnes & Noble, Regal Cinemas, Skate Nation (Not Owned)
135	Richmond, VA	White Oak Village	2008	2014	100%	432	$6,052	$16.13	JCPenney, K&G Fashion Superstore, Lowe's (Not Owned), Michaels, PetSmart, Publix, Target (Not Owned)
136	Springfield, VA	Springfield Center	1999	2007	100%	177	$4,159	$23.54	Barnes & Noble, Bed Bath & Beyond, DSW, Marshalls, Michaels, The Tile Shop
137	Virginia Beach, VA	Kroger Plaza	1997	2007	20%	68	$240	$3.61	Kroger
138	Winchester, VA	Apple Blossom Corners	1997	IPO	20%	243	$2,945	$12.19	Books-A-Million, HomeGoods, Kohl's, Martin's

(1)	Calculated as total annualized base rentals divided by Company-Owned rent commenced GLA as of December 31, 2020.
(2)	Indicates the asset or a portion of the asset is subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.”  As of February 16, 2021, there were 4,126 record holders.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

The Company’s Board of Directors is responsible for establishing and, if appropriate, modifying the Company’s dividend policy. The Board of Directors intends to pursue a dividend policy retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements.  In February 2021, the Company declared its first-quarter 2021 dividend of $0.11 per common share, payable on April 6, 2021, to shareholders of record at the close of business on March 18, 2021.

The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant.  The Company is required by the Code to distribute at least 90% of its REIT taxable income.  The Company intends to continue to declare quarterly dividends on its common shares; however, there can be no assurances as to the timing and amounts of future dividends.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2020	2,416	$7.49	—	$—
November 1–30, 2020	20	6.81	—	—
December 1–31, 2020	134,903	10.60	—	—
Total	137,339	$10.54	5,112,078	$42.1

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of February 16, 2021, the Company had repurchased 5.1 million of its common shares in the aggregate at a cost of approximately $57.9 million and a weighted-average cost of $11.33 per share under the program.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  As of December 31, 2020, the Company’s portfolio consisted of 138 shopping centers (including 60 shopping centers owned through consolidated and unconsolidated joint ventures).  At December 31, 2020, the Company owned approximately 43.4 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 9.6 million total square feet of GLA owned by Retail Value Inc. (“RVI”), an owner and operator of shopping centers listed on the New York Stock Exchange.  As of December 31, 2020, the Company owned more than 400 acres of undeveloped land (of which approximately 80 acres was owned through unconsolidated joint venture interests).  In February 2021, approximately 70 acres of undeveloped land held through an unconsolidated joint venture were sold.  At December 31, 2020, the aggregate occupancy of the Company’s operating shopping center portfolio was 89.0%, and the average annualized base rent per occupied square foot was $18.50, both on a pro rata basis.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  In addition, in order to safeguard the health of its employees and their families, the Company closed all of its offices in March 2020 and successfully transitioned to working remotely.  While the Company reopened its Corporate Headquarters in Cleveland, Ohio, and select regional offices on a voluntary basis in October 2020, the majority of the Company’s employees continue to work remotely.  The Company has not established a date for employees to return to the office on a full-time basis.  To date, the Company’s leasing and administrative operations have not been significantly impacted by the pandemic as the Company’s significant investments in its IT infrastructure and systems in prior years, which facilitated the transition to a remote working environment.

As of February 12, 2021, all of the Company’s properties remain open and operational with 98% of tenants, at the Company’s share and based on average base rents, open for business. This compares to an open rate low of 45% in April 2020.  The primary tenant categories that currently are still not fully reopened are theaters, fitness and local restaurants.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on the collection of rents for April 2020 through January 31, 2021.  The quarterly rent payment rates as of February 12, 2021, determined on a pro rata basis (at the Company’s share and properties received from the BRE DDR Joint Ventures at 100% ownership), for each quarterly reporting period since March 2020 and updated for subsequent cash receipts, are reflected as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	January 2021
As of February 12, 2021	79%	88%	94%	94%
As of October 23, 2020	70%	84%	90%	N/A
As of July 24, 2020	64%	71%	N/A	N/A

The Company calculates the aggregate percentage of rents paid by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.  For the purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

Although rent collection levels continued to improve through January 2021, relative to the second quarter, collection levels remain below historical averages and future rent collection may be negatively impacted by further surges in COVID-19 contagion in 2021 and any implementation of additional restrictions on tenant businesses as a result thereof.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably determined or forecasted at this time.  For a further discussion of the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part I of this Report on Form 10-K.

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

Transaction and Capital Markets Highlights

On February 2, 2021, the Company, along with its partners, sold a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled approximately $22 million after accounting for customary closing costs and foreign currency translation.  As of December 31, 2020, the Company’s net investment had a book value of $3.3 million.  Subsequent to the transaction, the Company has no other direct investments outside the continental United States.

During 2020, the Company completed the following real estate transactions and financing activities:

•

Transferred and redeemed its preferred equity interests in the BRE DDR III and BRE DDR IV joint ventures (the “BRE DDR Joint Ventures”) in exchange for the acquisition of nine of the underlying assets of the BRE DDR Joint Ventures and approximately $10.3 million of cash;

•	Sold its interest in the DDRTC joint venture to its partner, an affiliate of TIAA-CREF, which resulted in net proceeds of $140.4 million;
•	Sold two shopping centers (held in joint ventures) and wholly-owned land parcels for gross proceeds of $28.7 million, or $6.6 million at the Company’s share;
•	Received $7.5 million related to the repayment of a loan investment and used the proceeds to repurchase 0.8 million common shares under the Company’s share repurchase program;
•	Redeemed all $200.0 million aggregate principal amount outstanding of the Company’s 4.625% Senior Notes due 2022 (the “Senior Notes due 2022”) and
•	Declared aggregate cash dividends of $0.25 per common share.

Operational Accomplishments

Leasing activity in January and February of 2020 was relatively consistent with recent historical levels.  However, the COVID‑19 pandemic caused a slow-down in leasing activity in March, though the Company witnessed a relative increase in new lease discussions and renewal negotiations with tenants beginning in late May and continuing through year-end. Although the leasing volumes through June 30, 2020, were below average historic levels, quarterly leasing volume for the fourth quarter of 2020 was the highest since the third quarter of 2018 and represented a quarter-over-quarter increase of 51%, as compared to the fourth quarter of 2019.

Operating highlights for 2020 included:

•	Signed new leases and renewals for approximately 2.8 million square feet of GLA, which included 0.6 million square feet of new leasing volume, both on a pro rata share;
•	Achieved new lease spreads of 8.0% and renewal spreads of 2.7% at the Company’s pro rata share;

•	Increased the annualized base rent per occupied square foot on a pro rata basis to $18.50 at December 31, 2020, as compared to $18.25 at December 31, 2019, an increase of 1.4% and
•

Continued to maintain strong aggregate occupancy on a pro rata basis of 89.0% at December 31, 2020, as compared to 90.8% at December 31, 2019.  The decrease year-over-year primarily was due to tenant bankruptcies.

Retail Environment

The Company continues to see demand from a broad range of tenants for its space, particularly as larger retailers incorporate omni-channel strategies that leverage brick and mortar infrastructure to drive incremental business.  Value-oriented retailers continue to take market share from conventional and national chain department stores.  As a result, while certain of those conventional and national department stores have announced bankruptcies, store closures and/or reduced expansion plans, other retailers, specifically those in the value and convenience category, continue to expand their store fleets and launch new concepts.  Many of the Company’s largest tenants, including TJX Companies, Dicks Sporting Goods, Michaels, Ross, Five Below and Burlington, have remained well positioned with access to capital while outperforming other retail categories on a relative basis despite the COVID-19 pandemic.  In addition, approximately 79% of the Company’s Portfolio Properties are anchored by an anchor considered essential, calculated based upon property count, which includes a grocery or warehouse club, home improvement retailer, alcohol retailer or other anchors deemed essential by state guidelines for essential businesses.

As discussed above, many of the Company’s tenants have been impacted by various actions taken by federal, state and local governments to limit the spread of COVID-19.  The Company’s tenant categories most significantly impacted by COVID-19 are theaters, fitness and local restaurants.  However, these tenant categories account for 11% of the Company’s pro rata share of annualized base rents.

Company Fundamentals

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues of the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined as of December 31, 2020:

Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	5.9%	6.4%
2.	Bed Bath & Beyond(B)	3.2%	3.6%
3.	Dick's Sporting Goods(C)	2.8%	2.7%
4.	PetSmart	2.6%	2.3%
5.	Michaels	2.4%	2.4%
6.	Ulta	2.1%	1.2%
7.	Gap(D)	2.0%	1.6%
8.	Nordstrom Rack	1.9%	1.5%
9.	Barnes & Noble	1.9%	1.2%
10.	Best Buy	1.9%	1.8%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post, HomeSense and Combo Store

(B)	Includes Bed Bath & Beyond, Cost Plus World Market and buybuy BABY

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Gap, Old Navy and Banana Republic

The following table lists the Company’s 10 largest tenants (segregated by wholly-owned properties and the consolidated and unconsolidated joint venture properties) based on total annualized rental revenues at 100% as of December 31, 2020:

	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	6.3%	4.9%	3.1%	3.2%
Bed Bath & Beyond(B)	3.3%	2.6%	2.4%	1.8%
Dick's Sporting Goods(C)	3.0%	2.1%	1.3%	1.1%
PetSmart	2.8%	1.8%	1.3%	1.0%
Michaels	2.5%	1.8%	1.6%	1.5%
Ulta	2.1%	0.9%	1.3%	0.7%
Nordstrom Rack	2.1%	1.2%	0.0%	0.0%
Barnes & Noble	2.0%	0.9%	1.0%	0.6%
Best Buy	2.0%	1.4%	1.4%	1.1%
Gap(D)	1.9%	1.1%	2.1%	1.3%
Publix	0.6%	0.5%	4.6%	5.9%
AMC Theatres	1.5%	0.6%	3.4%	1.8%
Kohl's	1.7%	2.1%	3.4%	4.5%
Ross Stores(E)	1.7%	1.6%	3.4%	3.5%
Ahold Delhaize(F)	0.7%	0.4%	2.4%	1.9%
Kroger(G)	1.8%	1.4%	1.6%	2.4%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post, HomeSense and Combo Store

(B)	Includes Bed Bath & Beyond, Cost Plus World Market and buybuy BABY

(C)	Includes Dick’s Sporting Goods and Golf Galaxy

(D)	Includes Gap, Old Navy and Banana Republic

(E)	Includes Ross Dress for Less and dd’s Discounts

(F)	Includes Stop & Shop, Food Lion and Martin’s

(G)	Includes Kroger, Harris Teeter, King Soopers, Lucky’s and Mariano’s

The Company leased approximately five million square feet of GLA, in 2020 in its wholly-owned and joint venture portfolios, comprised of 126 new leases and 312 renewals, for a total of 438 leases executed in 2020.  In addition, the Company’s quarterly leasing volume for the fourth quarter of 2020 was the highest since the third quarter of 2018 and represented a year-over-year increase of 51% as compared to the fourth quarter of 2019.  The Company continued to execute both new leases and renewals at positive rental spreads.  At December 31, 2020, the Company had 345 leases expiring in 2021 with an average base rent per square foot of $19.59, on a pro rata basis.  For the comparable leases executed in 2020, at the Company’s interest, the Company generated positive leasing spreads of 8.0% for new leases and 2.7% for renewals, or 3.4% on a blended basis.  However, for the fourth quarter of 2020, new leasing spreads were -3.8% and renewal leasing spreads were -1.9%, both on a pro rata basis. The fourth quarter of 2020, renewal spreads were impacted by the Company’s decision to prioritize occupancy. The Company may experience additional pressure on leasing spreads in order to maintain occupancy.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2020, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $6.81 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.56 per rentable square foot in 2019.  The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2020 Financial Results

For the year ended December 31, 2020, net income attributable to common shareholders decreased compared to the prior year, primarily due to the impact of the COVID-19 pandemic, lower fee income, debt extinguishment costs related to the redemption of the

Senior Notes due 2022 and reduced gain on sale of, partially offset by gain on sale of the Company’s interest in the DDRTC joint venture assets and lower preferred dividends on account of the redemption of the Company’s Series J Preferred Shares in late 2019.

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures”) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2020	2019
Net income attributable to common shareholders	$15,190	$61,292
FFO attributable to common shareholders	$176,562	$229,761
Operating FFO attributable to common shareholders	$192,824	$233,363
Earnings per share – Diluted	$0.08	$0.33

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

Rental Income includes contractual lease payments for which collection is considered probable that generally consists of the following:

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

Rental income has been reduced for the elimination of unpaid contractual lease payments for tenants that are on the cash basis of accounting due to collectability concerns.

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Topic 842, rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected both on a tenant lease basis, as well as for certain retail or tenant sectors.  The Company analyzes tenant credit worthiness, as well as both current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable.  In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position.  For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

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

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including undeveloped land and construction in progress, and intangibles may be impaired.  Impairment indicators are primarily related to significant, prolonged decreases in projected cash flows or changes in estimated hold periods; however, other impairment indicators could occur.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  The determination of undiscounted cash flows may require significant estimates by management.  In management’s estimate of projected cash flows, it considers factors such as hold period, expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action.  Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income.  To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

For the acquisition of real estate assets, the Company allocates the purchase price to assets acquired and liabilities assumed at the date of acquisition.  The Company applies various valuation methods, all of which require significant estimates by management, including discount rates, exit capitalization rates, estimated land values (per square foot), overall capitalization rates and certain market leasing assumptions.  Further, the valuation of above- and below-market lease values are significantly impacted by management's estimate of fair market lease rates for each corresponding in-place lease. If the Company determines that an event has occurred after the initial allocation of the asset or liability that would change the estimated useful life of the asset, the Company will reassess the depreciation and amortization of the asset.  The Company is required to make subjective estimates in connection with these valuations and allocations.

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

Measurement of Fair Value—Real Estate and Unconsolidated Joint Venture and Affiliate Investments

The Company is required to assess for impairment the value of certain consolidated and unconsolidated joint venture investments, as well as the underlying collateral for its preferred equity interests, affiliate investment and certain financing notes receivable.  The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received for the sale of an asset in an orderly transaction between marketplace participants at the measurement date.  Investments without a public market are valued based on assumptions made and valuation techniques used by the Company.  The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such investments.  As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

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

Preferred Equity Interests—Impairment Assessment

In the fourth quarter of 2020, the Company transferred and redeemed its entire preferred equity interest in the BRE DDR Joint Ventures in exchange for the acquisition of certain underlying assets of the BRE DDR Joint Ventures.  Prior to the closing of the transactions, the Company evaluated the collectability of both the principal and interest on these investments based upon an assessment of the underlying collateral value to determine whether the investment is impaired.  As the underlying collateral for the investments was real estate investments, the same valuation techniques were used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes.  In addition, the Company performed an additional present value of cash flows for the underlying collateral value that was probability-weighted based upon management’s estimate of the repayment timing.  The preferred equity interests were considered impaired if the Company’s estimate of the fair value of the underlying collateral was less than the carrying value of the preferred equity interests.  Interest income on impaired investments was recognized on a cash basis.

Investments in Joint Ventures and Affiliate—Impairment Assessment

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

Stock-Based Employee Compensation

Stock-based compensation requires all stock-based payments to employees to be recognized in the financial statements based on their fair value.  Pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, all affect the fair value estimate.  These assumptions are subjective and generally require significant analysis and judgment to develop.  When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with stock-based payment arrangements.  The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.  The performance-based awards granted in 2018 are dual-indexed to both the Company’s and RVI’s stock performance and are accounted for as liability awards and are marked to fair value on a quarterly basis.

COMPARISON OF 2020 AND 2019 RESULTS OF OPERATIONS

For the comparison of the Company’s 2020 performance to 2019 presented below, consolidated shopping center properties owned as of January 1, 2019, but excluding properties under redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”  The discussion of the Company’s 2019 performance compared to 2018 performance is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of 2019 and 2018 Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Revenues from Operations (in thousands)

	2020	2019	$ Change
Rental income(A)	$414,864	$443,421	$(28,557)
Fee and other income(B)	45,469	63,682	(18,213)
Business interruption income(C)	—	885	(885)
Total revenues	$460,333	$507,988	$(47,655)

(A)	The following table summarizes the key components of the 2020 rental income as compared to 2019 (in thousands):
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income(1)	$329,165	$325,641	$3,524
Recoveries from tenants(2)	107,132	106,995	137
Uncollectible revenue(3)	(31,908)	27	(31,935)
Lease termination fees, ancillary and other rental income	10,475	10,758	(283)
Total contractual lease payments	$414,864	$443,421	$(28,557)

(1)	The changes in base and percentage rental income were due to the following (in millions):
Increase (Decrease)
Comparable Portfolio Properties	$1.0
Acquisition of shopping centers	9.0
Redevelopment properties	(0.5)
Disposition of shopping centers	(3.2)
Straight-line rents	(2.8)
Total	$3.5

The Company recorded a charge of $9.0 million to straight-line revenue primarily related to write-offs associated with credit risk tenants primarily triggered by the impacts of the COVID-19 pandemic. This amount was partly offset by the recognition of additional straight-line rent due to the impact of lease modification accounting.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2020	2019
Centers owned (at 100%)	138	170
Aggregate occupancy rate	89.0%	90.8%
Average annualized base rent per occupied square foot	$18.50	$18.25

	Wholly-Owned Shopping Centers December 31,
	2020	2019
Centers owned	78	69
Aggregate occupancy rate	89.2%	90.7%
Average annualized base rent per occupied square foot	$18.75	$18.80

	Joint Venture Shopping Centers December 31,
	2020	2019
Centers owned	60	101
Aggregate occupancy rate	87.3%	90.7%
Average annualized base rent per occupied square foot	$15.36	$14.90

At December 31, 2020 and 2019, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.2% and 93.4%, respectively, and the average annualized base rent per occupied square foot was $18.74 and $18.39, respectively.  The decrease in the occupancy rate was attributable to tenant bankruptcies, terminations and expirations.

(2)

Recoveries from tenants for the Comparable Portfolio Properties were approximately 81.9% and 80.7% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2020 and 2019, respectively.  The increase in the recovery percentage is primarily due to the effects of lower operating and maintenance expenses due to the COVID-19 pandemic and an increase in recoverable capital expenditures.

(3)

For the year ended December 31, 2020, primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and the elimination of unpaid contractual lease obligations for tenants that are now on the cash basis of accounting due to collectability concerns.

(B)

Decrease resulting from lower fee income received from RVI due to asset sales and lower fee income received from the DDRTC Joint Venture, in which the Company sold its interest in the first quarter of 2020, and the BRE DDR Joint Ventures with The Blackstone Group L.P. (“Blackstone”), in which the Company terminated its interest in the fourth quarter of 2020.  The termination of these joint ventures will reduce the amount of fee income recorded by the Company in 2021.  Fee income from the DDRTC Joint Venture and the BRE DDR Joint Ventures was approximately $5.6 million and $13.8 million in the aggregate for the years ended December 31, 2020 and 2019, respectively.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.  In addition, a further decrease from 2019 related to a refinancing fee earned from RVI of $1.8 million.

The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management, including the number of assets owned by RVI, or the fee structures applicable to such arrangements, will impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements, including those with RVI, contain termination provisions and the Company’s joint venture partners could dispose of shopping centers under the Company’s management.  The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.  See “Sources and Uses of Capital” included elsewhere herein.

(C)

Represents payments received from the Company’s insurer related to its claims for business interruption losses incurred at its Puerto Rico properties, which were included in the RVI spin-off.  The insurance claims were settled in August 2019.

Expenses from Operations (in thousands)

	2020	2019	$ Change
Operating and maintenance(A)	$68,801	$71,355	$(2,554)
Real estate taxes(A)	69,601	68,308	1,293
Impairment charges(B)	5,200	3,370	1,830
General and administrative(C)	52,881	58,384	(5,503)
Depreciation and amortization(A)	170,669	165,087	5,582
	$367,152	$366,504	$648
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(3.9)	$(1.7)	$(0.6)
Acquisition of shopping centers	1.9	2.3	7.5
Redevelopment properties	0.1	1.2	0.2
Disposition of shopping centers	(0.7)	(0.5)	(1.5)
	$(2.6)	$1.3	$5.6

The decrease in Operating and Maintenance expense for the Comparable Portfolio Properties is primarily due to the COVID-19 pandemic.

(B)

For the year ended December 31, 2020, the Company recorded impairment charges related to an outlot and undeveloped land marketed for sale, both triggered by indicative bids received.  For the year ended December 31, 2019, the Company recorded impairment charges related to one operating shopping center that was sold in 2019 and one undeveloped land parcel marketed for sale.

Changes in (1) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (2) strategic decisions of the asset or (3) an asset’s expected holding period each could result in the recognition of additional impairment charges.  Impairment charges are more fully described in Note 14, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses for the years ended December 31, 2020 and 2019, were approximately 5.5% and 4.9% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  In 2020, the Company recorded a separation charge of $1.7 million related to the elimination of the Chief Operating Officer executive position.

The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2020	2019	$ Change
Interest income(A)	$11,888	$18,009	$(6,121)
Interest expense(B)	(77,604)	(84,721)	7,117
Other (expense) income, net(C)	(18,400)	357	(18,757)
	$(84,116)	$(66,355)	$(17,761)
(A)

The decrease in the amount of interest income recognized primarily was due to the transfer and redemption of the preferred equity investments in the BRE DDR Joint Ventures (see “Sources and Uses of Capital” included elsewhere herein) in the fourth quarter of 2020 in exchange for the acquisition of certain of the underlying assets of the joint ventures.  As such, the Company will not record any interest income in 2021.  The Company had a gross preferred investment (including accrued interest in BRE DDR Joint Ventures) of $200.6 million at December 31, 2019.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2020	2019
Weighted-average debt outstanding (in billions)	$2.0	$1.9
Weighted-average interest rate	3.8%	4.4%

The increase in the weighted-average debt outstanding was primarily due to precautionary borrowings under the Company’s line of credit in March 2020 in response to the COVID-19 pandemic.  The Company’s overall balance sheet strategy is to continue to maintain liquidity and low leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 3.7% and 4.2% at December 31, 2020 and 2019, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.9 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.  The decrease in the amount of interest costs capitalized is a result of a reduction in redevelopment activity in 2020 as a result of the COVID-19 pandemic.

(C)	In 2020, debt extinguishment costs related to the redemption of the Senior Notes due 2022.

Other Items (in thousands)

	2020	2019	$ Change
Equity in net income of joint ventures(A)	$1,516	$11,519	$(10,003)
Reserve of preferred equity interests, net(B)	(19,393)	(15,544)	(3,849)
Gain on sale and change in control of interests, net(C)	45,464	—	45,464
Gain on disposition of real estate, net(D)	1,069	31,380	(30,311)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,131)	(659)	(472)
Income attributable to non-controlling interests, net	(869)	(1,126)	257
(A)

The decrease primarily was the result of the sale of the Company’s 15% interest in the DDRTC Joint Venture, the termination of the BRE DDR Joint Ventures and the impact of the COVID-19 pandemic.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  See Note 3, “Investments in and Advancements to Joint Ventures,” in the Company’s consolidated financial statements included herein for discussion of transactional activity.

(B)	The valuation allowance is more fully described in Note 3, “Investments in and Advances to Joint Ventures,” of the Company’s consolidated financial statements included herein.
(C)

In 2020, the Company sold its 15% interest in the DDRTC Joint Venture to its partner, an affiliate of TIAA-CREF, which resulted in net proceeds to the Company of $140.4 million and a Gain on Sale of Interests of $45.6 million.  In the fourth quarter of 2020, the Company terminated the BRE DDR Joint Ventures resulting in a Loss on Change in Control of Interests of $0.2 million.  See “Sources and Uses of Capital” included elsewhere herein.

(D)	The Company sold several land parcels in 2020 and four assets in 2019.

Net Income (in thousands)

	2020	2019	$ Change
Net income attributable to SITE Centers	$35,721	$100,699	$(64,978)

The decrease in net income attributable to SITE Centers was primarily attributable to the impact of the COVID-19 pandemic on rental income (including non-recognition of uncollected contractual lease payments owed by tenants on the cash basis of accounting, other reserves and the impact of lease modification accounting, where applicable), lower fee income, lower gains on sale of real estate and higher debt extinguishment costs related to the redemption of the Senior Notes due 2022, partly offset by the gain on sale of DDRTC Joint Venture interest.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements.  Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) is provided below.

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
FFO attributable to common shareholders	$176,562	$229,761	$(53,199)
Operating FFO attributable to common shareholders	192,824	233,363	(40,539)

The decrease in FFO primarily was attributable to the impact of the COVID-19 pandemic on rental income on the entire portfolio, lower fee income and higher debt extinguishment costs, partially offset by lower general and administrative expenses and lower preferred dividends on account of the redemption of the Company’s Series J Preferred Shares in late 2019.  The decrease in Operating FFO primarily was attributable to the impact of the COVID-19 pandemic on rental income and fee income.

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

	For the Year Ended December 31,
	2020	2019
Net income attributable to common shareholders	$15,190	$61,292
Depreciation and amortization of real estate investments	165,122	158,813
Equity in net income of joint ventures	(1,516)	(11,519)
Joint ventures' FFO(A)	19,671	33,528
Non-controlling interests (OP Units)	35	113
Impairment of real estate	5,200	3,370
Reserve of preferred equity interests	19,393	15,544
Gain on sale and change in control of interests, net	(45,464)	—
Gain on disposition of real estate, net	(1,069)	(31,380)
FFO attributable to common shareholders	176,562	229,761
RVI disposition and refinancing fees	(3,142)	(5,152)
Mark-to-market adjustment (PRSUs)	(688)	1,891
Hurricane property income, net	—	(885)
Executive separation charge	1,650	—
Debt extinguishment, transaction, other, net(B)	18,400	632
Joint ventures – debt extinguishment and other, net	42	(60)
Write-off of preferred share original issuance costs	—	7,176
Non-operating items, net	16,262	3,602
Operating FFO attributable to common shareholders	$192,824	$233,363

(A)

At December 31, 2020 and 2019, the Company had an economic investment in unconsolidated joint venture interests related to 59 and 100 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Net (loss) income attributable to unconsolidated joint ventures	$(37,370)	$77,042
Depreciation and amortization of real estate investments	99,779	149,749
Impairment of real estate	33,240	13,807
Gain on disposition of real estate, net	(9,257)	(67,011)
FFO	$86,392	$173,587
FFO at SITE Centers' ownership interests	$19,671	$33,528
Operating FFO at SITE Centers' ownership interests	$19,713	$33,468

(B)	Amounts included in other income/expense are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Debt extinguishment costs, net	$18,400	$417
Transaction and other expense, net	—	215
	$18,400	$632

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”).  The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income (including reimbursements) and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments.  SSNOI includes assets owned in comparable periods (12 months for year-end comparisons).  In addition, SSNOI is presented both including and excluding activity associated with development and major redevelopment.  In addition, SSNOI excludes all non-property and corporate level revenue and expenses.  Other real estate companies may calculate NOI and SSNOI in a different manner.  The Company believes SSNOI at its effective ownership interest provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above.  SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2020	2019
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$35,721	$100,699	$35,721	$100,699
Fee income	(43,574)	(59,352)	(43,574)	(59,352)
Interest income	(11,888)	(18,009)	(11,888)	(18,009)
Interest expense	77,604	84,721	77,604	84,721
Depreciation and amortization	170,669	165,087	170,669	165,087
General and administrative	52,881	58,384	52,881	58,384
Other expense (income), net	18,400	(357)	18,400	(357)
Impairment charges	5,200	3,370	5,200	3,370
Equity in net income of joint ventures	(1,516)	(11,519)	(1,516)	(11,519)
Reserve of preferred equity interests	19,393	15,544	19,393	15,544
Tax expense	1,131	659	1,131	659
Gain on sale and change in control of interests, net	(45,464)	—	(45,464)	—
Gain on disposition of real estate, net	(1,069)	(31,380)	(1,069)	(31,380)
Income from non-controlling interests	869	1,126	869	1,126
Consolidated NOI	$278,357	$308,973	$278,357	$308,973
SITE Centers' consolidated joint venture	—	—	(1,652)	(1,787)
Consolidated NOI, net of non-controlling interests	$278,357	$308,973	$276,705	$307,186

Net (loss) income from unconsolidated joint ventures	$(37,370)	$77,042	$892	$10,504
Interest expense	60,010	93,887	12,068	16,408
Depreciation and amortization	99,779	149,749	18,251	24,186
Impairment charges	33,240	13,807	1,890	2,530
Preferred share expense	15,708	21,832	785	1,092
Other expense, net	13,796	20,563	2,946	3,978
Gain on disposition of real estate, net	(9,257)	(67,011)	(1,784)	(4,180)
Unconsolidated NOI	$175,906	$309,869	$35,048	$54,518

Total Consolidated + Unconsolidated NOI			$311,753	$361,704
Less: Non-Same Store NOI adjustments			7,543	(2,347)
Total SSNOI including redevelopment			$319,296	$359,357
Less: Redevelopment Same Store NOI adjustments			(10,620)	(13,017)
Total SSNOI excluding redevelopment			$308,676	$346,340

SSNOI % Change including redevelopment			(11.1%)
SSNOI % Change excluding redevelopment			(10.9%)

The decrease in SSNOI at the Company’s effective ownership interest for the year ended 2020 (adjusted to reflect the Blackstone Joint ventures at 100% for both years) , as compared to 2019, primarily was due to the impact of the COVID-19 pandemic on rental income (including non-recognition of uncollected contractual lease payments owed by tenants on the cash basis of accounting, other reserves and the impact of lease modification accounting, where applicable), decreased ancillary and other rental income.  The decrease was partly offset by increases in the base rent per occupied square foot resulting from a combination of new leases and renewals and rental rate escalations.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.9 billion at December 31, 2020, compared to $1.8 billion at December 31, 2019.

As a result of the uncertain impact that the COVID-19 pandemic might have on the Company’s business and the duration thereof, the Company took proactive measures to further improve its financial position and liquidity.  In March 2020, as a precautionary measure, the Company drew $500.0 million on its Revolving Credit Facilities.  Proceeds from the sale of its interest in the DDRTC joint venture, along with an additional $145.0 million from borrowings under the Revolving Credit Facilities, were used in March 2020 to redeem all $200.0 million aggregate principal amount of the Senior Notes due 2022. In the last three quarters of 2020, the Company repaid $510.0 million under the Revolving Credit Facilities based on the health and relative stability in the capital markets and improving operating cash flow.  As a result, the Company had an unrestricted cash balance of $69.7 million at December 31, 2020, $135.0 million outstanding on Revolving Credit Facilities and remaining availability under the Revolving Credit Facilities of $835.0 million (subject to satisfaction of applicable borrowing conditions).  The Company has $111.8 million of consolidated mortgage debt maturing in 2021 (prior to the January 2021 refinancing discussed below), $62.3 million of consolidated mortgage debt maturing in 2022 and no unsecured debt maturities prior to 2023. The Company’s unconsolidated joint ventures have $89.9 million of mortgage debt at the Company’s share maturing in 2021 and $43.7 million of mortgage debt at the Company’s share maturing in 2022. As a result of the impacts of the COVID-19 pandemic, in 2020, the Company also took steps to substantially reduce capital spending.  As of December 31, 2020, the Company has identified projects and anticipates funding approximately $24 million on its redevelopment pipeline.  In an effort to preserve capital, the Company did not declare a dividend on its common shares in the second or third quarters of 2020.  The Company declared a dividend of $0.05 per share in the fourth quarter of 2020 and declared a dividend of $0.11 per share in the first quarter of 2021.  The Company believes that these collective actions will continue to provide sufficient liquidity to operate its business.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new lenders agree to existing terms of the facility or existing lenders increase their incremental commitments) and a maturity date of January 2024, with to two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) and has terms substantially the same as those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.9% at December 31, 2020), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at December 31, 2020).  The Company also pays an annual facility fee of 20 basis points on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2020, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company is closely monitoring the impact of the COVID-19 pandemic on its business and the Company believes it will continue to operate in compliance with these covenants.

Consolidated Indebtedness – as of December 31, 2020

At December 31, 2020, the Company had $111.8 million of consolidated mortgage debt maturing in 2021 and $62.3 million of consolidated mortgage debt maturing in 2022.  In January 2021, the Company repaid $8.8 million of a $96.5 million mortgage loan which was scheduled to mature in January 2021 and exercised an extension option for the remaining $87.7 million to a maturity date of January 2022.  As part of that refinancing and maturity extension, one of the collateral properties was released.  The remaining $15.3 million of mortgage indebtedness due in 2021 is expected to be repaid with operating cash.  The Company had cash and cash equivalents of $69.7 million at December 31, 2020, as well as $835.0 million of borrowing capacity available on the Revolving Credit Facilities at December 31, 2020.

As discussed above, the Company is committed to maintaining low leverage and may utilize proceeds from asset sales and other investments to repay additional debt.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  These sources of funds could be affected by various risks and uncertainties (see Item 1A. Risk Factors).

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company has sought to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, maintain low leverage and improve the Company’s credit profile with a focus on lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures Mortgage Indebtedness – as of December 31, 2020

The outstanding indebtedness of the Company’s unconsolidated joint ventures at December 31, 2020, which matures in the subsequent 14-month period (i.e., through February 28, 2022), is as follows (in millions):

	Outstanding at December 31, 2020	At SITE Centers' Share
DDR – Domestic Retail Fund I(A)	$274.2	$54.8
RVIP IIIB(B)	63.8	16.4
Sun Center Limited(B)	19.2	15.2
DDR SAU Retail Fund LLC(C)	17.0	3.4
Total debt maturities through February 2022	$374.2	$89.8
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)	Expected to be refinanced.
(C)	Expect to enter into an extension agreement with the lender.

Subject to the uncertain impact of the COVID-19 pandemic on capital and transaction markets, it is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options or possible asset sales.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  Similar to SITE Centers, the Company’s joint ventures have experienced a reduction in the last three quarters of 2020 rent collections as a result of the impact of the COVID‑19 pandemic.  Depending on the duration of the impact of the COVID-19 pandemic, and subject to discussions with applicable lenders, reduced rent collections may cause one or more of these joint ventures to be unable to satisfy applicable covenants, financial tests or debt service requirements in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Cash flow provided by operating activities	$190,170	$270,154
Cash flow provided by (used for) investing activities	102,478	(10,395)
Cash flow used for financing activities	(237,363)	(254,278)

Changes in cash flow for the year ended December 31, 2020, compared to the prior year are as follows:

Operating Activities:  Cash provided by operating activities decreased $80.0 million primarily due to the following:

•	Impact of the COVID-19 pandemic on the collection of contractual rental obligations from tenants;

•	Reduction of income due to properties sold and reduction in distributions received from the DDRTC Joint Venture and BRE DDR Joint Ventures;
•	Reduction in fee income due to RVI asset sales and the termination of the DDRTC Joint Venture and BRE DDR Joint Venture and
•	Reduction in interest expense.

Investing Activities:  Cash provided by investing activities increased $112.9 million primarily due to the following:

•	Increase in proceeds of $42.8 million from disposition of real estate and joint venture interests;
•	Decrease in real estate assets acquired of $75.6 million;
•	Decrease in real estate improvements of $45.5 million and
•	Decreases in collections from RVI of $33.6 million relating to contractual amounts repaid by RVI to the Company in 2019.

Financing Activities:  Cash used for financing activities decreased $16.9 million primarily due to the following:

•	Decrease in dividends paid of $82.4 million;
•	Decrease in common share repurchases of $6.6 million and
•	Increase in debt repayments, net of issuance costs in 2019 of $76.1 million.

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

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $69.2 million in 2020, as compared to $179.5 million of cash dividends paid in 2019.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2020.

The Company declared cash dividends of $0.25 per common share in 2020.  The Company declared a dividend of $0.20 in the first quarter of 2020.  In order to maintain maximum flexibility given the uncertain impact of the COVID-19 pandemic on its business, the Company’s Board of Directors elected not to declare a dividend on its common shares in the second or third quarter of 2020.  However, the Company declared a dividend of $0.05 in the fourth quarter of 2020.  In February 2021, the Company declared its first quarter 2021 dividend of $0.11 per common share payable on April 6, 2021 to shareholders of record at the close of business on March 18, 2021.  The Board of Directors of the Company intends to monitor the dividend policy in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Common Shares and Common Share Repurchase Program

The Company has a $250.0 million continuous equity program.  At February 16, 2021, the Company had all $250.0 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program.  Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its common shares.  Through December 31, 2020, the Company had repurchased under this program 5.1 million of its common shares in open market transactions at an aggregate cost of $57.9 million.

SOURCES AND USES OF CAPITAL

2021 Transaction Activity

On February 2, 2021, the Company, along with its partners, sold a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled approximately $22 million after accounting for customary closing costs and foreign currency translation.  As of December 31, 2020, the Company’s net investment had a book value of $3.3 million.  Subsequent to the transaction, the Company has no other direct investments outside the continental United States.

2020 Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Acquisitions

In the fourth quarter of 2020, the Company transferred and redeemed its preferred equity interests in the BRE DDR Joint Ventures in exchange for the acquisition of certain of the underlying assets of the joint ventures as follows:

•

On October 15, 2020, an affiliate of Blackstone transferred its common equity interest in BRE DDR IV to the Company for consideration of $1.00 and the Company’s preferred investment in the BRE DDR IV joint venture was redeemed, thereby leaving the Company as the sole owner of (i) the properties previously owned by BRE DDR IV, including Ashbridge Square, The Hub, Southmont Plaza, Millenia Crossing, Concourse Village and two properties, Echelon Village Plaza and Larkin’s Corner, in which the Company did not previously have a material economic interest, and (ii) $5.4 million in net cash.  The Company acquired these seven properties subject to existing mortgage loans which had an aggregate outstanding principal balance of $146.6 million as of October 15, 2020.

•

On November 20, 2020, the Company transferred its common and preferred equity interests in BRE DDR III to an affiliate of Blackstone in exchange for BRE DDR III’s interests in the single-purpose subsidiaries which owned White Oak Village and Midtowne Park and $4.9 million in net cash.  These two properties are subject to existing mortgage loans, which had an aggregate outstanding principal balance of $50.0 million as of November 20, 2020.

Proceeds from Transactional Activity

In 2020, the Company sold its 15% interest in the DDRTC Joint Venture to its partner, an affiliate of TIAA-CREF, based on a gross fund value of $1.14 billion, which included $184.9 million of mortgage debt at December 31, 2019.  At the time of the sale, the DDRTC Joint Venture was composed of 21 assets, totaling 7.1 million square feet, and completion of the sale resulted in net proceeds to the Company of $140.4 million. These proceeds were applied toward the redemption of the Company’s Senior Notes due 2022.

In 2020, the Company consummated the sale of certain land parcels and the Company’s unconsolidated joint ventures sold two shopping center assets, aggregating 0.2 million square feet.  These sales collectively generated proceeds totaling $28.7 million, of which the Company’s proportionate share of the proceeds was $6.6 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  The Company also received $7.5 million related to the repayment of a third-party loan investment.

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

Redevelopment Opportunities

One key component to the Company’s long-term strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate.  The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  However, in light of the COVID-19 pandemic, the Company will continue to closely monitor its expected spending in 2021 for redevelopment, as the Company considers this funding to be discretionary spending.  The Company took steps in 2020 to substantially reduce capital spending.  At December 31, 2020, the Company has identified projects and anticipates funding approximately $24 million on its redevelopment pipeline.  The Company does not anticipate expending significant funds on joint venture redevelopment projects in 2021.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At December 31, 2020, the $953.6 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development or sale.

Included in Construction in Progress and Land at December 31, 2020 was approximately $6 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at December 31, 2020, the Company had invested approximately $42 million in various consolidated active redevelopment and other projects.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At December 31, 2020, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2020
1000 Van Ness (San Francisco, California)	4Q21	$4,810	$—
Woodfield Village Green (Chicago, Illinois)	TBD	—	320
Sandy Plains Village (Atlanta, Georgia)	TBD	—	1,356
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,175
Total		$4,810	$2,851

At December 31, 2020, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2020
Shoppers World (Boston, Massachusetts)	4Q23	$5,420	$74
University Hills (Denver, Colorado)	4Q23	4,589	114
Hamilton Marketplace (Trenton, New Jersey)	4Q22	3,843	490
The Collection at Brandon Boulevard (Tampa, Florida)	3Q21	2,020	1,563
Chapel Hills (Denver, Colorado)	4Q21	1,424	1,105
West Bay Plaza (Cleveland, Ohio)	4Q22	335	—
Other Tactical Projects	N/A	16,070	10,952
Total		$33,701	$14,298

For redevelopment assets completed in 2020, the assets placed in service were completed at a cost of approximately $165 per square foot.

2019 Strategic Transaction Activity

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

Proceeds from Transactional Activity

In 2019, the Company sold four consolidated shopping center properties, aggregating 0.5 million square feet, which, together with land sales, generated proceeds totaling $105.8 million.  The Company recorded a net gain of $31.4 million.  In addition, three of the Company’s unconsolidated joint ventures sold six shopping center assets, aggregating 2.3 million square feet, which, together with land sales, generated proceeds totaling $356.3 million, of which the Company’s proportionate share of the proceeds was $32.2 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.  The asset sales from the joint ventures with Blackstone resulted in preferred equity repayments received by the Company of $61.4 million.

In 2019, the Company received $34.0 million from RVI for repayment of receivables established at the time of the spin‑off transaction.  In 2019, the Company also received $12.0 million related to the repayment of a third-party loan investment.

Development and Redevelopments

The Company invested an aggregate of $100.8 million in various development and redevelopment projects on a net basis during 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties and one development project in Richmond Hill, Ontario, which was sold in February 2021.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.0 billion and $1.6 billion at December 31, 2020 and 2019, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentations.

CAPITALIZATION

At December 31, 2020, the Company’s capitalization consisted of $1.9 billion of debt, $325.0 million of preferred shares and $2.0 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $10.12, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2020), resulting in a debt to total market capitalization ratio of 0.46 to 1.0, as compared to the ratio of 0.38 to 1.0 at December 31, 2019.  The closing price of the Company’s common shares on the New York Stock Exchange was $14.02 at December 31, 2019.  At December 31, 2020 and 2019, the Company’s total debt consisted of $1.6 billion and $1.8 billion of fixed-rate debt, respectively, and $0.3 billion and $0.1 billion of variable-rate debt, respectively.

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

The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in mergers and certain acquisitions and make distribution to its shareholders.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  In addition, certain of the Company’s credit facilities and indentures permit the acceleration of maturity in the event certain other debt of the Company is in default or has been accelerated.  Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its Revolving Credit Facilities, term loan, fixed-rate senior notes and mortgages payable with maturities up to 10 years.  In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.  These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt(A)	$1,939.9	$141.1	$258.5	$692.6	$847.7
Interest payments(B)	326.1	69.3	128.5	96.9	31.4
Operating leases	133.3	4.4	7.6	7.3	114.0
Total	$2,399.3	$214.8	$394.6	$796.8	$993.1

(A)	In January 2021, the Company extended $87.7 million of debt and repaid $8.8 million scheduled to mature in January 2021.

(B)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2020, including capitalized interest.  For variable-rate debt, the rate in effect at December 31, 2020, is assumed to remain in effect until the respective initial maturity date of each instrument.

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

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $12.4 million for its consolidated properties at December 31, 2020.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

At December 31, 2020, the Company had letters of credit outstanding of $13.2 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for existing indebtedness and other obligations of the Company.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2020, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.0 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with its three executive officers.  These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses.  These employment agreements also provide for certain perquisites (e.g., disability insurance coverage, car service, reimbursement of life insurance premiums, etc.) and severance payments and benefits for various departure scenarios.  The employment agreement for the Company’s President and Chief Executive Officer extends through September 2024.  The employment agreements for the Company’s Chief Financial Officer and Chief Accounting Officer extend through February 2024 and December 2021, respectively.  All of the agreements are subject to termination by either the Company or the executive without cause upon at least 90 days’ notice subject to the payment of severance and other amounts to the executive under certain circumstances.

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and the increase of e-commerce distribution, the Company saw continued demand from a broad range of tenants for its space in early 2020, particularly in the off-price sector, which the Company believes reflects an increasingly value-oriented consumer.  This demand was evidenced by leasing activity in January and February of 2020 that was relatively consistent with recent historical levels.  The COVID-19 pandemic caused a slowdown in lease activity in March, which continued late into the second quarter of 2020.  The Company experienced strong momentum in new lease discussions and renewal negotiations with tenants beginning in the third quarter of 2020, and the Company’s quarterly leasing volume for the fourth quarter of 2020 was its highest since the third quarter of 2018.  Ultimately, the Company executed new leases and renewals aggregating approximately three million square feet of space for the year ended December 31, 2020 on a pro rata basis which matched its pro rata leasing volume for the year ended December 31, 2019.  The Company believes that strong leasing volumes during the second half of 2020 are partially attributable to the location of the Company’s portfolio in suburban, high household income communities and to national tenants increasing emphasis and reliance on physical store locations to improve the spread and efficiency of fulfillment of online purchases.

The Company benefits from a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.9% and Bed Bath & Beyond at 3.2%).  Other significant tenants include Dick’s Sporting Goods, Ulta, Best Buy, Nordstrom Rack, Five Below, Ross Stores, Kroger, Whole Foods and Home Depot, all of which have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well capitalized.  Historically, these tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases.  The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions.  The Company recognizes the risks posed by current economic conditions but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment.  The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its historical property income growth and consistent growth in average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At December 31, 2020 and 2019, the shopping center portfolio occupancy, on a pro rata basis, was 89.0% and 90.8%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $18.50 and $18.25, respectively.  The Company’s portfolio has been impacted by tenant bankruptcies and lease expirations (which have increased in number and pace following the onset of the COVID-19 pandemic) and the Company has had to invest capital to re-lease anchor units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during 2020 and 2019, on a pro rata basis, was $2.10 and $2.56 per rentable square foot, respectively.  The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector has been significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of February 12, 2021, approximately 98% of the Company’s tenants (at the Company’s share and based on average base rents) were open for business, up from a low of approximately 45% in early April 2020.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents for April 2020 through January 31, 2021.  The Company’s tenants quarterly rent payment rates, determined on a pro rata basis (at the Company’s share and properties received from the BRE DDR Joint Ventures at 100% ownership), are reflected as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	January 2021
As of February 12, 2021	79%	88%	94%	94%

For purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.  The Company calculates the aggregate percentage of rents paid by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.

The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collections actions against several tenants. In addition, the Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during 2020 and has agreed to terms on rent-deferral arrangements (and in a smaller number of cases, rent abatements) with a significant number of tenants.  Agreed-upon rent-deferral arrangements relating to 2020 base rents that remain unpaid represented the following percentages of quarterly base rents (at the Company’s share and properties received from the BRE DDR Joint Ventures at 100% ownership), including tenants on the cash basis:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	January 2021
As of February 12, 2021	11%	8%	2%	1%

A majority of such deferred rents are expected to be repaid by year-end 2021.

While the Company is unable to forecast the resolution of unpaid rents of 2020, outstanding tenant relief requests, the level of rent collections for subsequent periods or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company expects that its results of operations will continue to be adversely impacted by the pandemic and its impact on the economy.  Additionally, new surges in contagion may lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which may further adversely impact the Company’s results of operations in the future.  Certain tenant categories may be especially vulnerable, including movie theaters, local restaurants, fitness and local restaurants.  For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors.

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

•

The Company may abandon a development or redevelopment opportunity after expending resources if it determines that the opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2020				December 31, 2019
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,602.4	4.7	4.1%	82.9%	$1,742.8	5.3	4.3%	94.3%
Variable-Rate Debt	$331.1	1.9	1.5%	17.1%	$104.5	3.1	2.8%	5.7%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	December 31, 2020				December 31, 2019
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$757.5	$178.2	2.9	4.4%	$1,032.8	$211.6	4.2	4.3%
Variable-Rate Debt	$272.1	$54.4	0.5	2.5%	$607.3	$73.9	0.8	3.5%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2020 and 2019, is summarized as follows (in millions):

	December 31, 2020			December 31, 2019
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,602.4	$1,704.0	$1,634.3	$1,742.8	$1,840.9	$1,756.9
Company's proportionate share of joint venture fixed-rate debt	$178.2	$181.6	$177.2	$211.6	$213.3	$205.9

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2020, would result in an increase in interest expense of approximately $3.3 million for the Company and $0.5 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2020.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2020, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;
•	Written charters of the Audit Committee, Compensation Committee and Nominating and ESG Committee;
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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Eight Directors—Director Nominees for Election at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2021 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2021 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2021 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the Company’s existing stock compensation plans, as of December 31, 2020, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,749,216	(2)	$26.77	(3)	2,748,669	(4)
Equity compensation plans not approved by security holders	—		—		N/A
Total	2,749,216		$26.77		2,748,669

(1)

Includes the Company’s 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan, 2012 Equity and Incentive Compensation Plan and 2019 Equity and Incentive Compensation Plan.

(2)

Includes 323,186 stock options outstanding, 943,160 restricted stock units that are expected to be settled in shares upon vesting and 1,482,870 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution).

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

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Eight Directors—Transactions with the Otto Family” and “Proposal One: Election of Eight Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related-Party Transactions” sections of the Company’s 2021 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2021 Proxy Statement.

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

Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4.30	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4.31	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4.32	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4.33	Third Amended and Restated Credit Agreement, dated as of July 26, 2019, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Current Report on Form 8-K (Filed with the SEC on July 29, 2019; File No. 001-11690)
4.34	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on February 27, 2020; File No. 001-11690)
10.1	2005 Directors’ Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.2	Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.3	Adoption Agreement Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.4	2005 Equity Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.5	Amended and Restated 2008 Developers Diversified Realty Corporation Equity-Based Award Plan (Amended and Restated as of June 25, 2009)*	Quarterly Report on Form 10-Q (Filed with the SEC August 7, 2009; File No. 001-11690)
10.6	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10.7	2019 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-231319 (Filed with the SEC on May 9, 2019)
10.8	Form of Restricted Shares Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.9	Form of Restricted Share Units Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10.10	Form of Restricted Share Units Award Memorandum*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10.11	Form of 2012 Plan Restricted Share Units Award Memorandum – CEO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.12	Form of 2012 Plan Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.13	Form of 2012 Plan Performance-Based Restricted Share Units Adjustment Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC on August 3, 2018; File No. 001-11690)
10.14	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – CEO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.15	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – CEO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
10.16	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – COO*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2017; File No. 001-11690)
10.17	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum – COO *	Quarterly Report on 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
10.18	Form of 2019 Plan Restricted Share Units Award Memorandum*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.19	Form of 2019 Plan Restricted Share Units Award Memorandum – CFO*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2020; File No. 001-11690)
10.20	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum – CEO & CFO*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.21	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum – COO*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10.22	Form of 2019 Plan Restricted Share Unit Award Memorandum – CEO and CFO*	Quarterly Report on Form 10-Q (Filed with the SEC October 30, 2020; File No. 001-11690)
10.23	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.24	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 9, 2012; File No. 001-11690)
10.25	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.26	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10.27	Employment Agreement, dated as of March 2, 2017, by and between SITE Centers Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10.28	Employment Agreement, dated as of September 11, 2020, by and between DDR Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on September 15, 2020; File No. 001-11690)
10.29	Employment Agreement, dated as of March 2, 2017, by and between DDR Corp. and Michael A. Makinen*	Current Report on Form 8-K (Filed with the SEC on March 6, 2017; File No. 001-11690)
10.30	Separation Agreement, dated as of September 23, 2020, by and between SITE Centers Corp. and Michael A. Makinen*	Quarterly Report on Form 10-Q (Filed with the SEC October 30, 2020; File No. 001-11690)
10.31	Employment Agreement, dated November 6, 2019, by and between SITE Centers Corp. and Conor Fennerty*	Current Report on Form 8-K (Filed with the SEC on November 6, 2019; File No. 001-11690)
10.32	Employment Agreement, dated December 1, 2016, by and between DDR Corp. and Christa A. Vesy*	Annual Report on Form 10-K (Filed with the SEC on February 21, 2017; File No. 001-11690)
10.33	First Amendment to Employment Agreement, dated February 27, 2018, by and between the Company and Christa A. Vesy*	Current Report on Form 8-K (Filed with the SEC on February 28, 2018; File No. 001-11690)
10.34	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017; File No. 001-11690)
10.35	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10.36	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10.37	External Management Agreement, dated July 1, 2018, by and between Retail Value Inc. and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on July 3, 2018; File No. 001-11690)
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

None.

SITE Centers Corp.

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SITE Centers Corp.

Opinions on the Financial Statements and Internal Control over Financial

Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation and Related Purchase Price Allocations of Properties Acquired in Connection with the Transfer and Redemption of Preferred Interests

As described in Notes 1, 3, and 14 to the consolidated financial statements, on October 15, 2020, an affiliate of Blackstone transferred its common equity interest in BRE DDR IV to the Company for consideration of $1.00 and the Company’s preferred investment in the BRE DDR IV joint venture was redeemed, thereby leaving the Company as the sole owner of seven properties, each subject to a mortgage loan.  In addition, on November 20, 2020, the Company transferred its common and preferred equity interests in BRE DDR III to an affiliate of Blackstone in exchange for BRE DDR III’s interests in two of BRE DDR III’s single purpose entities, each of which owned a retail property subject to a mortgage.  The properties received as a result of the transfer and redemption were accounted for as asset acquisitions. Management estimated the aggregate fair value of the net assets received, excluding closing costs, to be $94.2 million.  In connection with estimating the fair value of the net assets received, the fair value of each property was estimated, with the aggregate gross fair value of the properties received estimated to be $272.3 million.  The valuation technique used to value the properties was a discounted cash flow analysis for each property. The discounted cash flow analyses used to estimate the fair value of properties received involves significant estimates and assumptions, including discount rates, exit capitalization rates and certain market leasing assumptions.  Furthermore, the purchase price of the gross property fair value is allocated to the assets and liabilities acquired, comprised of tangible assets, consisting of land, building, and improvements and the intangible assets and liabilities, consisting of above- and below-market leases and in-place leases.  As disclosed by management, the Company’s allocation process includes various valuation methods and involves estimates and assumptions considered significant, including discount rates, estimated land values (per square foot), overall capitalization rates and certain market leasing assumptions.  The fair value of land of an acquired property considers the value of land as if the site was unimproved based on comparable market transactions. The fair value of the building is determined as if it were vacant by applying an overall capitalization rate to market leasing assumptions.  Above- and below-market lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between contractual and estimated market rents, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases.  The value of acquired in-place leases is recorded based on the present value of the estimated gross monthly market rental rate for each individual lease multiplied by the estimated period of time it would take to lease the space to a new tenant.

The principal considerations for our determination that performing procedures relating to the valuation and related purchase price allocations of properties acquired in connection with the exchange of preferred interests is a critical audit matter are (i) the significant judgment by management in estimating the fair value of the properties acquired and related purchase price allocations to tangible and intangible assets and liabilities acquired, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to discount rates, exit capitalization rates, and certain market leasing assumptions used to estimate the fair value of the properties received and the discount rates, estimated land values (per square foot), overall capitalization rates and certain market leasing assumptions for the purchase price allocation; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to the Company’s acquisition process, including controls over the valuation and related purchase price allocations of the properties acquired. These procedures also included, among others, (i) reading the respective transfer and redemption agreements and (ii) testing management’s process for estimating the fair value of the properties acquired and related purchase price allocations to tangible and intangible assets and liabilities acquired.  Testing management’s process included (i) evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, (ii) evaluating the reasonableness of the significant assumptions related to discount rates, exit capitalization rates, and certain market leasing assumptions used to estimate the fair value of the properties received and the discount rates, estimated land values (per square foot), overall capitalization rates and certain market leasing assumptions for certain properties for the purchase price allocation, and (iii) for certain properties, the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of those significant assumptions. Evaluating the reasonableness of significant assumptions relating to discount rates, exit capitalization rates, and certain market leasing assumptions used to estimate the fair value of the properties received and the discount rates, estimated land values (per square foot), overall capitalization rates, and certain market leasing assumptions for the purchase price allocation involved considering whether the assumptions used were consistent with evidence obtained in other areas of the audit and third party market data.

Identification of Impairment Indicators for Real Estate Assets

As described in Notes 1 and 6 to the consolidated financial statements, the carrying value of the Company’s total net real estate assets was $3,562.3 million and net intangible assets was $33.1 million as of December 31, 2020. Management reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are primarily the result of a change in hold period or significant, prolonged decreases in projected cash flows.  For assets with impairment indicators, management determines if the undiscounted future cash flows are sufficient to recover the asset’s carrying value.

The principal considerations for our determination that performing procedures relating to the identification of impairment indicators for real estate assets is a critical audit matter are (i) the significant judgment by management to identify events or changes in circumstances indicating that the carrying amounts may not be recoverable, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s evaluation of impairment indicators.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment process, including controls over the identification of events or changes in circumstances that indicate the carrying amounts may not be recoverable.  These procedures also included, among others, testing management’s process for identifying individual real estate assets with potential impairment indicators.  Testing management’s process included evaluating management’s evaluation of impairment indicators.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 25, 2021

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2020	2019
Assets
Land	$953,556	$881,397
Buildings	3,488,499	3,277,440
Fixtures and tenant improvements	509,866	491,312
	4,951,921	4,650,149
Less: Accumulated depreciation	(1,427,057)	(1,289,148)
	3,524,864	3,361,001
Construction in progress and land	37,467	59,663
Total real estate assets, net	3,562,331	3,420,664
Investments in and advances to joint ventures, net	77,297	294,495
Investment in and advances to affiliate	190,035	190,105
Cash and cash equivalents	69,742	16,080
Restricted cash	4,672	3,053
Accounts receivable	73,517	60,594
Other assets, net	130,690	108,631
	$4,108,284	$4,093,622
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,449,613	$1,647,963
Term loan, net	99,635	99,460
Revolving credit facilities	135,000	5,000
	1,684,248	1,752,423
Mortgage indebtedness, net	249,260	94,874
Total indebtedness	1,933,508	1,847,297
Accounts payable and other liabilities	215,109	220,811
Dividends payable	14,844	44,036
Total liabilities	2,163,461	2,112,144
Commitments and contingencies (Note 11)
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	175,000	175,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 193,995,499 and 193,823,409 shares issued at December 31, 2020 and December 31, 2019, respectively	19,400	19,382
Additional paid-in capital	5,705,164	5,700,400
Accumulated distributions in excess of net income	(4,099,534)	(4,066,099)
Deferred compensation obligation	5,479	7,929
Accumulated other comprehensive loss	(2,682)	(491)
Less: Common shares in treasury at cost: 898,267 and 325,318 shares at December 31, 2020 and December 31, 2019, respectively	(11,319)	(7,707)
Total SITE Centers shareholders' equity	1,941,508	1,978,414
Non-controlling interests	3,315	3,064
Total equity	1,944,823	1,981,478
	$4,108,284	$4,093,622

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenues from operations:
Rental income	$414,864	$443,421	$650,594
Fee and other income	45,469	63,682	49,777
Business interruption income	—	885	6,884
	460,333	507,988	707,255
Rental operation expenses:
Operating and maintenance	68,801	71,355	104,232
Real estate taxes	69,601	68,308	103,760
Impairment charges	5,200	3,370	69,324
Hurricane property and impairment loss, net	—	—	817
General and administrative	52,881	58,384	61,639
Depreciation and amortization	170,669	165,087	242,102
	367,152	366,504	581,874
Other income (expense):
Interest income	11,888	18,009	20,437
Interest expense	(77,604)	(84,721)	(141,305)
Other (expense) income, net	(18,400)	357	(110,895)
	(84,116)	(66,355)	(231,763)
Income (loss) before earnings from equity method investments and other items	9,065	75,129	(106,382)
Equity in net income of joint ventures	1,516	11,519	9,365
Reserve of preferred equity interests, net	(19,393)	(15,544)	(11,422)
Gain on sale and change in control of interests, net	45,464	—	—
Gain on disposition of real estate, net	1,069	31,380	225,406
Income before tax expense	37,721	102,484	116,967
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,131)	(659)	(862)
Net income	$36,590	$101,825	$116,105
Income attributable to non-controlling interests, net	(869)	(1,126)	(1,671)
Net income attributable to SITE Centers	$35,721	$100,699	$114,434
Write-off of preferred share original issuance costs	—	(7,176)	—
Preferred dividends	(20,531)	(32,231)	(33,531)
Net income attributable to common shareholders	$15,190	$61,292	$80,903

Per share data:
Basic	$0.08	$0.33	$0.43
Diluted	$0.08	$0.33	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$36,590	$101,825	$116,105
Other comprehensive income:
Foreign currency translation, net	(3,363)	421	314
Reclassification adjustment for foreign currency translation included in net income	—	—	(1,160)
Change in fair value of interest-rate contracts	—	—	(10)
Change in cash flow hedges reclassed to earnings	1,172	469	469
Total other comprehensive (loss) income	(2,191)	890	(387)
Comprehensive income	$34,399	$102,715	$115,718
Total comprehensive income attributable to non-controlling interests	(869)	(1,126)	(1,559)
Total comprehensive income attributable to SITE Centers	$33,530	$101,589	$114,159

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SITE Centers Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2017	$525,000	184,256	$18,426	$5,531,249	$(3,183,134)	$8,777	$(1,106)	$(8,280)	$6,506	$2,897,438
Issuance of common shares related to stock plans	—	456	45	5,928	—	—	—	343	—	6,316
Repurchase of common shares	—	—	—	—	—	—	—	(36,341)	—	(36,341)
Stock-based compensation, net	—	—	—	6,163	—	(584)	—		—	5,579
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(3,548)	(3,548)
Redemption of OP Units	—	—	—	880	—	—	—	—	(1,589)	(709)
Dividends declared- common shares	—	—	—	—	(214,514)	—	—	—	—	(214,514)
Dividends declared- preferred shares	—	—	—	—	(33,531)	—	—	—	—	(33,531)
RVI spin-off	—	—	—	—	(663,406)					(663,406)
Comprehensive income (loss)	—	—	—	—	114,434	—	(275)	—	1,559	115,718
Balance, December 31, 2018	525,000	184,712	18,471	5,544,220	(3,980,151)	8,193	(1,381)	(44,278)	2,928	2,073,002
Issuance of common shares related to stock plans	—	30	3	145	—	—	—	1,926	—	2,074
Issuance of common shares for cash offering	—	9,081	908	145,048	—	—	—	48,714		194,670
Repurchase of common shares	—	—	—	—	—	—	—	(14,069)	—	(14,069)
Redemption of preferred shares	(200,000)	—	—	7,145	(7,176)	—	—	—	—	(200,031)
Stock-based compensation, net	—	—	—	3,842	—	(264)	—	—	—	3,578
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(990)	(990)
Dividends declared- common shares	—	—	—	—	(147,674)	—	—	—	—	(147,674)
Dividends declared- preferred shares	—	—	—	—	(31,797)	—	—	—	—	(31,797)
Comprehensive income	—	—	—	—	100,699	—	890	—	1,126	102,715
Balance, December 31, 2019	325,000	193,823	19,382	5,700,400	(4,066,099)	7,929	(491)	(7,707)	3,064	1,981,478
Issuance of common shares related to stock plans	—	172	18	(108)	—	—	—	3,888	—	3,798
Repurchase of common shares	—	—	—	—	—	—	—	(7,500)	—	(7,500)
Stock-based compensation, net	—	—	—	4,872	—	(2,450)	—	—	—	2,422
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(618)	(618)
Dividends declared- common shares	—	—	—	—	(48,625)	—	—	—	—	(48,625)
Dividends declared- preferred shares	—	—	—	—	(20,531)	—	—	—	—	(20,531)
Comprehensive income (loss)	—	—	—	—	35,721	—	(2,191)	—	869	34,399
Balance, December 31, 2020	$325,000	193,995	$19,400	$5,705,164	$(4,099,534)	$5,479	$(2,682)	$(11,319)	$3,315	$1,944,823

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$36,590	$101,825	$116,105
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	170,669	165,087	242,102
Stock-based compensation	8,800	9,890	7,468
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	4,601	3,976	16,354
Loss on debt extinguishment	16,568	—	58,656
Equity in net income of joint ventures	(1,516)	(11,519)	(9,365)
Reserve of preferred equity interests, net	19,393	15,544	11,422
Operating cash distributions from joint ventures	3,258	12,168	8,799
Gain on sale and change in control of interests, net	(45,464)	—	—
Gain on disposition of real estate, net	(1,069)	(31,380)	(225,406)
Impairment charges	5,200	3,370	69,324
Assumption of buildings due to ground lease terminations	(3,025)	—	(2,150)
Cash paid for interest rate hedging activities	—	—	(4,538)
Change in notes receivable accrued interest	4,128	1,348	1,349
Net change in accounts receivable	(11,654)	4,361	(3,687)
Transaction costs related to RVI spin-off	—	—	(27,203)
Net change in accounts payable and accrued expenses	(7,749)	(4,771)	11,388
Net change in other operating assets and liabilities	(8,560)	255	(7,200)
Total adjustments	153,580	168,329	147,313
Net cash flow provided by operating activities	190,170	270,154	263,418
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(75,623)	(35,069)
Real estate developed and improvements to operating real estate	(63,816)	(109,364)	(123,517)
Proceeds from disposition of real estate	1,553	109,509	938,051
Proceeds from sale of joint venture interests	140,441	—	—
Hurricane property insurance advance proceeds	—	—	20,193
Equity contributions to joint ventures	(1,068)	(64,237)	(59,420)
Distributions from unconsolidated joint ventures	17,868	22,339	34,620
Repayment of joint venture advances, net	—	62,246	77,151
Repayment of notes receivable	7,500	11,139	—
Net transactions with RVI	—	33,596	(33,681)
Net cash flow provided by (used for) investing activities	102,478	(10,395)	818,328
Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	130,000	(95,000)	100,000
Repayment of senior notes, including repayment costs	(216,568)	—	(1,206,619)
Repayment of term loan and mortgage debt	(41,881)	(2,372)	(1,006,065)
Payment of debt issuance costs	—	(4,998)	(32,825)
Proceeds from mortgage payable and term loan	—	50,000	1,350,000
Redemption of preferred shares	—	(200,031)	—
Proceeds from issuance of common shares, net of offering expenses	—	194,598	—
(Repurchase) issuance of common shares in conjunction with equity award plans and dividend reinvestment plan	(2,425)	(718)	4,770
Repurchase of common shares	(7,500)	(14,069)	(36,341)
Redemption of operating partnership units	—	—	(736)
Contribution of assets to RVI	—	—	(52,358)
Distributions to non-controlling interests and redeemable operating partnership units	(641)	(990)	(1,310)
Dividends paid	(98,348)	(180,698)	(281,332)
Net cash flow used for financing activities	(237,363)	(254,278)	(1,162,816)

Effect of foreign exchange rate changes on cash and cash equivalents	(4)	2	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,285	5,481	(81,070)
Cash, cash equivalents and restricted cash, beginning of year	19,133	13,650	94,724
Cash, cash equivalents and restricted cash, end of year	$74,414	$19,133	$13,650

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies

Nature of Business

SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, leasing, and managing shopping centers.  Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated joint ventures.  The Company’s tenant base primarily includes national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Amounts relating to the number of properties, square footage, tenant and occupancy data, joint ventures’ interests and estimated project costs are unaudited.

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

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers will manage RVI and its properties.  Pursuant to these management agreements, the Company provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  In general, either the Company or RVI may terminate the management agreements on June 30, 2021, or at the end of any six-month renewal period thereafter.  The Company and RVI also entered into a tax matters agreement, which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  The Company considered impacts to its estimates related to COVID-19, as appropriate, within its consolidated financial statements, and there may be changes to those estimates in future periods.  The Company believes that its accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic.  Actual results could differ from those estimates.

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

The Company had two unconsolidated joint ventures included in the Company’s joint venture investments that were considered VIEs for which the Company was not the primary beneficiary.  In the fourth quarter of 2020, the Company and its joint venture partners negotiated a termination of these joint ventures.  The Company’s maximum exposure to losses associated with these VIEs was limited to its aggregate investment, which was $114.0 million as of December 31, 2019.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	$272.6	$—	$—
Joint venture investments related to consolidation of net assets	86.4	—	—
Mortgages assumed, of previously unconsolidated joint ventures	196.6	—	—
Mortgages assumed, shopping center acquisitions	—	9.1	—
Accounts payable related to construction in progress	6.3	11.0	9.3
Assumption of buildings due to ground lease terminations	3.0	—	2.2
Dividends declared, but not paid	14.8	44.0	45.3
Contribution of net assets to RVI	—	—	663.4
Write-off of preferred share original issuance costs	—	7.2	—
Land acquired by minority interest partner	—	—	2.3
Conversion of Operating Partnership Units	—	—	0.9

Real Estate

Real estate assets, which include construction in progress and undeveloped land, are stated at cost less accumulated depreciation.  Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 31.5 to 40 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant expenditures that improve or extend the life of the asset are capitalized.

Construction in Progress and Land includes undeveloped land, as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $3.0 million, $3.8 million and $5.7 million in 2020, 2019 and 2018, respectively.

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

The fair value of land of an acquired property considers the value of land as if the site was unimproved based on comparable market transactions. The fair value of the building is determined as if it were vacant by applying an overall capitalization rate to market leasing assumptions.  Above- and below-market lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between contractual rents and estimated market rents, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases.  The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate.  The value of acquired in-place leases is recorded based on the present value of the estimated gross monthly market rental rate for each individual lease multiplied by the estimated period of time it would take to lease the space to a new tenant.  Such amounts are amortized to expense over the remaining initial lease term.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are primarily related to significant, prolonged decreases in projected cash flows or changes in estimated hold periods, however other impairment indicators could occur.  Decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges of $5.2 million, $3.4 million and $69.3 million, related to consolidated real estate investments, during the years ended December 31, 2020, 2019 and 2018, respectively (Note 14).

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year.  This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.  The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2020 and 2019.

Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to the construction and redevelopment of shopping centers are capitalized and depreciated over the estimated useful life of the building.  This includes interest incurred on funds invested in or advanced to unconsolidated joint ventures with qualifying development activities.  The Company will cease the capitalization of these costs when construction activities are substantially completed and the property is available for occupancy by tenants.  If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Interest paid during the years ended December 31, 2020, 2019 and 2018, aggregated $76.0 million, $79.5 million and $148.4 million, respectively, of which $0.9 million, $1.3 million and $1.1 million, respectively, was capitalized.

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

Preferred Equity Interests

In the fourth quarter of 2020, the Company transferred and redeemed the preferred equity interests in connection with the termination of the BRE DDR Joint Ventures and the acquisition of certain of the underlying assets (Note 3).  Prior to the closing of the transactions, the Company evaluated the collectability of both the principal and interest on its investments in the BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV” and, together with BRE DDR III, the “BRE DDR Joint Ventures”) with affiliates of The Blackstone Group L.P. (“Blackstone”) based upon an assessment of the underlying collateral value to determine whether the investments were impaired.  As the underlying collateral for the investments was real estate investments, a discounted cash flow valuation technique was used to value the collateral expected to be received in the transfer or redemption of the preferred equity interests.  In addition, prior to the agreements with Blackstone, the Company determined the present value of cash flows for the underlying collateral value that was probability-weighted based upon management’s estimate of the repayment timing.  The preferred equity interests were considered impaired if the Company’s estimate of the fair value of the underlying collateral was less than the carrying value of the preferred equity interests.  In 2020, 2019 and 2018, based upon the results of the impairment assessment, the Company recorded an increase to the aggregate valuation allowance of $19.4 million, $15.5 million and $11.4 million, respectively, related to both of its preferred equity investments to reflect the risk that the securities would not be repaid in full.  Interest income on the impaired investments was recognized on a cash basis.

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

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”), rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes tenant credit worthiness, as well as current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable.  In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position.  For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is not considered probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected (primarily contract disputes) of $4.7 million and $1.0 million at December 31, 2020 and 2019, respectively.  Accounts receivable are generally expected to be collected within one year.  At December 31, 2020 and 2019, straight-line rents receivable, net of a provision for uncollectible amounts of $2.1 million and $2.8 million, respectively, aggregated $29.3 million and $31.2 million, respectively.

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

Rental Income

Rental Income on the consolidated statements of operations includes contractual lease payments that generally consist of the following:

•

Fixed lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers and are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.

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

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received.

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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commission and development fees.  These revenues are derived from the Company’s management agreements with RVI and unconsolidated joint ventures and, in the case of unconsolidated joint ventures, are recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates.  Termination rights under these contracts vary by contract but generally include termination for cause by either party, or generally due to sale of the property.

Asset and Property Management Fees

Asset and property management services include property maintenance, tenant coordination, accounting and financial services.  Asset and property management services represent a series of distinct daily services.  Accordingly, the Company satisfies the performance obligation as services are rendered over time.

The Company is compensated for property management services through a monthly management fee earned based on a specified percentage of the monthly rental receipts generated from the property under management.  The Company is compensated for asset management services through a fee that is billed to the customer monthly and recognized as revenue monthly as the services are rendered, based on a percentage of aggregate asset value or capital contributions for assets under management at the end of the quarter.  The asset management fee under the RVI external management agreement is paid monthly based on the initial aggregate appraised value of the RVI properties.  RVI property management fees are paid monthly generally based on the average gross revenue collected during the three months immediately preceding the most recent December 31 or June 30.  The Company received a supplemental fee from RVI for the period July 1, 2020 to December 31, 2020 to negate the adverse impact of the COVID-19 pandemic on revenue collection during the second quarter of 2020 and the resulting reduction to the property management fee payable to the Company for the second half of 2020.

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

Leases

The Company adopted Topic 842, as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.  The Company elected the following practical expedients permitted under the transition guidance within the standard:

•	The package of practical expedients which, among other things, allowed the Company to carry forward the historical lease classification;
•	Land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and
•	To not separate lease and non-lease components for all leases and recording the combined component based on its predominant characteristics as rental income or expense.

The Company did not adopt the practical expedient to use hindsight in determining the lease term.

The Company made the following accounting policy elections in connection with the adoption:

•	As a lessee — short-term lease exception for the Company’s office leases;
•

As a lessor — to include operating lease liabilities in the asset group and include the associated operating lease payments in the undiscounted cash flows when considering recoverability of a long-lived asset group and

•

As a lessor — to exclude from lease payments taxes assessed by a governmental authority that are both imposed on and concurrent with lease revenue-producing activity and collected by the lessor from the lessee (e.g., sales tax).

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

Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value.  The forfeiture rate is based on actual expectations.  Stock-based compensation cost recognized by the Company was $8.0 million, $9.2 million and $7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The 2018 amount includes $1.4 million of expense related to the accelerated vesting of awards due to employee separations.  This cost is included in General and Administrative Expenses in the Company’s consolidated statements of operations.

Under the anti-dilution provisions of the Company’s equity incentive plan, stock-based compensation was adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The adjustments were made so as to retain the same intrinsic value immediately after the spin-off to that which the award had immediately prior to the spin-off. Certain awards are dual-indexed to both the Company and RVI’s common stock performance and accounted for as liability awards and marked to fair value on a quarterly basis.

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

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.  For the three years ended December 31, 2020, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2017 and forward.

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

Segments

For the three years ended December 31, 2020, the Company had two reportable operating segments: shopping centers and loan investments.  In the fourth quarter of 2020, the Company transferred and redeemed its loan investments (preferred equity interests) in the BRE DDR Joint Ventures in exchange for the acquisition of certain of the underlying assets of two joint ventures (Note 3).  As such, beginning in 2021, the Company will have only one reportable operating segment.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center, on a stand-alone basis, represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

New Accounting Standards Adopted

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, “Topic 326”).  The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.  The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected.  This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables, including straight-line rent receivables, recorded by lessors are explicitly excluded from the scope of Topic 326.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting for Leases During the COVID-19 Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the impact of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief that lessors provide to mitigate the economic effects of the COVID-19 pandemic on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to the impact of the COVID-19 pandemic is a modification can then elect whether to apply the modification guidance (i.e., assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected not to apply lease modification accounting to lease amendments in which the total amount of rent due under the lease is substantially the same and there has been no increase in the lease term.  A majority of the Company’s concession amendments within this category provide for the deferral of rental payments to a later date within the remaining lease term.  In addition, if abatements are granted as part of a lease amendment, the Company has generally elected to not treat the abatements as variable rent and instead will record the concession’s impact over the tenant’s remaining lease term on a straight-line basis. Modifications to leases that involve an increase in the lease term have been treated as a lease modification.  The impact of lease concessions currently granted to tenants as a result of the impact of the COVID-19 pandemic is discussed in Note 2.
2.	Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. has been significantly impacted by the COVID‑19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of December 31, 2020, all of the Company’s properties remain open and operational with 98% of tenants, at the Company’s share and based on average base rents, open for business (unaudited).  This compares to an open rate low of 45% in April 2020 (unaudited).  The COVID‑19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on the collection of rents for April 2020 through December 31, 2020.

The Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during the second, third and fourth quarters of 2020 and has agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.

The Company had net billed contractual tenant accounts receivable of $24.6 million at December 31, 2020.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received and all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income.  The Company will remove the cash basis designation and resume recording rental income from such tenants during the period earned at such time it believes collection from the tenants is probable based upon a demonstrated payment history, improved liquidity, the addition of credit worth guarantors or a recapitalization event.

During the year ended December 31, 2020, tenants on the cash basis of accounting and other related reserves resulted in a reduction of rental income of $31.9 million (the Company’s share of unconsolidated joint ventures was $4.4 million).  These amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.  The Company’s share of lease modification adjustments for unconsolidated joint ventures was not material.  The aggregate amount of uncollectible revenue for the year ended December 31, 2020, primarily was due to the impact of the COVID-19 pandemic.

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

	For the Year Ended December 31,
	2020	2019	2018
Revenue from contracts:
Asset and property management fees	$31,255	$42,355	$31,751
Leasing commissions	5,528	6,300	6,380
Development fees	1,428	2,019	1,638
Disposition fees	3,142	3,454	2,959
Credit facility guaranty and refinancing fees	60	1,860	60
Total revenue from contracts with customers	41,413	55,988	42,788
Other property income:
Other	4,056	7,694	6,989
Total fee and other income	$45,469	$63,682	$49,777

The aggregate amount of receivables from contracts with customers was $1.4 million as of both December 31, 2020 and 2019.

Contract assets are included in Other Assets, net on the consolidated balance sheets.  The significant changes in the leasing commission balances during the year ended December 31, 2020, are as follows (in thousands):

Balance as of January 1, 2020	$1,101
Contract assets recognized	1,122
Contract assets billed	(1,710)
Balance as of December 31, 2020	$513

All revenue from contracts with customers meets the exemption criteria for variable consideration directly allocable to wholly unsatisfied performance obligations or unsatisfied promise within a series, and therefore, the Company does not disclose the value of transaction price allocated to unsatisfied performance obligations.  There is no fixed consideration included in the transaction price for any of these revenues.
3.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet.  Joint ventures terminated in 2020 are discussed below.  The Company’s joint ventures as of December 31, 2020 are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
DDRM Properties	Madison International Realty	20.0%	34
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.0	10
DDR – SAU Retail Fund, LLC	State of Utah	20.0	11
Other Joint Venture Interests	Various	20.0–79.45	4

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2020	2019
Condensed Combined Balance Sheets
Land	$441,412	$895,427
Buildings	1,258,879	2,583,053
Fixtures and tenant improvements	137,663	233,303
	1,837,954	3,711,783
Less: Accumulated depreciation	(492,288)	(949,879)
	1,345,666	2,761,904
Construction in progress and land	58,201	58,855
Real estate, net	1,403,867	2,820,759
Cash and restricted cash	35,212	109,260
Receivables, net	25,719	37,191
Other assets, net	61,381	147,129
	$1,526,179	$3,114,339

Mortgage debt	$1,029,579	$1,640,146
Notes and accrued interest payable to the Company	4,375	4,975
Other liabilities	57,349	142,754
	1,091,303	1,787,875
Redeemable preferred equity – SITE Centers(A)	—	217,871
Accumulated equity	434,876	1,108,593
	$1,526,179	$3,114,339

Company's share of accumulated equity	$72,555	$186,247
Redeemable preferred equity, net(B)	—	112,589
Basis differentials	1,644	(6,864)
Deferred development fees, net of portion related to the Company's interest	(1,277)	(2,452)
Amounts payable to the Company	4,375	4,975
Investments in and Advances to Joint Ventures, net	$77,297	$294,495

(A)	Includes $17.3 million of paid-in-kind (PIK) interest on the Company’s preferred investments in the BRE DDR Joint Ventures that the Company had accrued at December 31, 2019, which was fully reserved.
(B)	Amount is net of the valuation allowance of $87.9 million at December 31, 2019, and the fully reserved PIK interest.

	For the Year Ended December 31,
	2020	2019	2018
Condensed Combined Statements of Operations
Revenues from operations	$252,946	$428,281	$427,467
Expenses from operations:
Operating expenses	77,040	118,412	125,353
Impairment charges(A)	33,240	13,807	177,522
Depreciation and amortization	99,779	149,749	145,849
Interest expense	60,010	93,887	96,312
Preferred share expense	15,708	21,832	24,875
Other expense, net	13,796	20,563	24,891
	299,573	418,250	594,802
(Loss) income before gain on disposition of real estate	(46,627)	10,031	(167,335)
Gain on disposition of real estate, net	9,257	67,011	93,753
Net (loss) income attributable to unconsolidated joint ventures	$(37,370)	$77,042	$(73,582)
Company's share of equity in net income (loss) of joint ventures	$1,109	$10,743	$(2,419)
Basis differential adjustments(B)	407	776	11,784
Equity in net income of joint ventures	$1,516	$11,519	$9,365

(A)

For the years ended December 31, 2020, 2019 and 2018, the Company’s proportionate share was $1.9 million, $2.5 million and $13.1 million, respectively.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges previously recorded on these investments, as appropriate, as discussed below.

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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests in the BRE DDR Joint Ventures are as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Revenue from contracts:
Asset and property management fees	$12.8	$19.7	$18.8
Development fees, leasing commissions and other	4.2	5.2	6.9
	17.0	24.9	25.7
Other:
Interest income	12.0	16.7	19.0
Other	2.1	3.2	2.6
	14.1	19.9	21.6
	$31.1	$44.8	$47.3

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

BRE DDR Joint Ventures

The Company’s two unconsolidated joint ventures with Blackstone, namely BRE DDR III and BRE DDR IV, had substantially similar terms.  An affiliate of Blackstone was the managing member and effectively owned 95% of the common equity of each of the two BRE DDR Joint Ventures, and consolidated affiliates of SITE Centers effectively owned the remaining 5%, as well as a preferred interest in both joint ventures.  The Company provided leasing and property management services to all of the joint venture properties.

The Company’s preferred interests were entitled to certain preferential cumulative distributions payable out of operating cash flows and certain capital proceeds pursuant to the terms and conditions of the preferred investments.  The preferred investments had an annual distribution rate of 8.5% including any deferred and unpaid preferred distributions.  Blackstone had the right to defer up to 2.0% of the 8.5% preferred fixed distributions as a payment in kind (“PIK”) distribution.  Blackstone had made this PIK deferral election since the formation of both joint ventures.  The preferred interest distributions were recognized as Interest Income within the Company’s consolidated statements of operations and were classified as a note receivable in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheet.  As a result of the valuation allowances recorded, as disclosed below, the Company did not recognize as interest income the 2.0% PIK.  The unpaid preferred investment (and any accrued distributions) were paid as part of the termination of the joint ventures (see below).

Aggregate valuation allowance adjustments related to the preferred interests were recorded of $19.4 million, $15.5 million and $11.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively.  Adjustments to the valuation allowance were recorded as Reserve of Preferred Equity Interests on the Company’s consolidated statements of operations.

The Company reassessed the aggregate valuation allowance quarterly based upon actual timing and values of recent property sales, as well as then-current market assumptions. The managing member of the two joint ventures exercised significant influence over the timing of asset sales.  As a result, valuation allowances were established to reflect the risk that the securities would not be repaid in full.  The valuation techniques used to value the collateral included discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach, which considered prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties, prior to the transaction consummated with Blackstone.  In addition, for the aggregate valuation allowance recorded as of September 30, 2020, the valuation assumed the entire estimated transaction consideration discussed below, as appropriate, given the closings of the transactions were considered probable as of that date.

On October 15, 2020, an affiliate of Blackstone transferred its common equity interest in BRE DDR IV to the Company for consideration of $1.00 and the Company’s preferred investment in the BRE DDR IV joint venture was redeemed, thereby leaving the

Company as the sole owner of (i) the properties previously owned by BRE DDR IV, including Ashbridge Square, The Hub, Southmont Plaza, Millenia Crossing, Concourse Village and two properties, Echelon Village Plaza and Larkin’s Corner, in which the Company did not previously have a material economic interest, and (ii) $5.4  million in net cash.  These seven properties had an estimated gross aggregate fair value of $192.5 million.  The Company acquired these seven properties subject to existing mortgage loans which had an aggregate outstanding principal balance of $146.6 million as of October 15, 2020 (Note 5).

On November 20, 2020, the Company transferred its common and preferred equity interests in BRE DDR III to an affiliate of Blackstone in exchange for BRE DDR III’s interests in the single-purpose subsidiaries which owned White Oak Village and Midtowne Park and $4.9 million in net cash.  These two properties had an estimated gross aggregate fair value of $79.8 million and are subject to existing mortgage loans, which had an aggregate outstanding principal balance of $50.0 million as of November 20, 2020 (Note 5).

In connection with estimating the fair value of the net assets received for both transactions, the fair value of each property was estimated, and the aggregate gross fair value of the properties received was estimated to be $272.3 million.  The valuation technique used to value the properties was a discounted cash flow analysis for each property. The discounted cash flow analyses used to estimate the fair value of properties received involves significant estimates and assumptions, including discount rates, exit capitalization rates and certain market leasing assumptions.

Disposition of Shopping Centers and Joint Venture Interests

In February 2020, the Company sold its 15% interest in the DDRTC Joint Venture to its partner, an affiliate of TIAA-CREF, which resulted in net proceeds to the Company of $140.4 million.  The Company recorded a Gain on Sale of Joint Venture Interests of $45.6 million in connection with this sale.  In addition, in the fourth quarter of 2020, the Company transferred and redeemed its common and preferred equity interests in the BRE DDR Joint Ventures in exchange for the acquisition of certain of the underlying assets resulting in a Loss on Sale of Joint Venture Interests of $0.2 million.

Excluding the DDRTC Joint Venture and the BRE DDR Joint Ventures assets noted above, the Company’s joint ventures sold two, six and 40 shopping centers and land for an aggregate sales price of $27.7 million, $356.3 million and $786.5 million, respectively, of which the Company’s share of the gain on sale was $1.8 million, $4.2 million and $13.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Included in the 2018 shopping center dispositions were three assets sold to the Company by two of its unconsolidated joint ventures for $35.1 million.

All transactions with the Company’s equity affiliates are described above.

4.	Investment In and Advances to Affiliate

In connection with the spin-off of RVI, RVI issued the RVI Preferred Shares to the Company, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI’s capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares are entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of RVI’s asset sales subsequent to July 1, 2018, exceed $2.0 billion. Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by RVI’s Board of Directors and RVI’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, RVI is required to redeem the RVI Preferred Shares for $1.00 per share.  The RVI Preferred Shares are subject to mandatory redemption in certain other circumstances.  The RVI Preferred Shares are included in Investment in and Advances to Affiliate in the Company’s consolidated balance sheets.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Revenue from contracts with RVI:
Asset and property management fees	$18.4	$21.7	$12.9
Leasing commissions	2.8	3.1	1.1
Disposition fees	3.1	3.3	3.0
Credit facility guaranty and refinancing fees	0.1	1.9	0.1
Total revenue from contracts with RVI	$24.4	$30.0	$17.1

5.	Acquisitions

In 2020 and 2019, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Concourse Village	Jupiter, FL	October 2020	(A)	$13.0
Millenia Crossing	Orlando, FL	October 2020	(A)	20.7
Echelon Village Plaza	Voorhees, NJ	October 2020	(A)	5.4
The Hub	Hempstead, NY	October 2020	(A)	28.0
Larkins Corner	Boothwyn, PA	October 2020	(A)	16.4
Ashbridge Square	Downingtown, PA	October 2020	(A)	32.4
Southmont Plaza	Easton, PA	October 2020	(A)	30.7
Midtowne Park	Anderson, SC	November 2020	(B)	15.7
White Oak Village	Richmond, VA	November 2020	(B)	34.3
Vintage Plaza	Austin, TX	October 2019	$12.6	—
The Blocks	Portland, OR	November 2019	50.5	—
Southtown Center	Tampa, FL	December 2019	22.0	9.1
(A)	Acquired from the DDR BRE IV joint venture. The purchase price is equal to the estimated fair value of the properties (Note 3) plus transaction costs incurred.
(B)	Acquired from the DDR BRE III joint venture. The purchase price is equal to the estimated fair value of the properties (Note 3) plus transaction costs incurred.

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2020	2019	2020	2019
Land	$72,991	$23,589	N/A	N/A
Buildings	163,723	55,604	(A)	(A)
Tenant improvements	2,854	1,578	(A)	(A)
In-place leases (including lease origination costs and fair market value of leases)	50,167	6,543	5.8	5.1
Other assets (including cash and restricted cash)(B)	10,711	88	N/A	N/A
	300,446	87,402
Less: Mortgage debt assumed at fair value	(196,654)	(9,403)	N/A	N/A
Less: Below-market leases	(15,890)	(1,982)	14.6	12.6
Less: Other liabilities assumed	(1,664)	(394)	N/A	N/A
Net assets acquired	$86,238	$75,623
(A)	Depreciated in accordance with the Company’s policy (Note 1).
(B)	Cash and restricted cash assumed is reflected as Distributions from Unconsolidated Joint Ventures in the Company’s consolidated statements of cash flows.
	2020	2019
Consideration:
Cash	$—	$75,623
Loss on Change in Control of Interests	(173)	—
Carrying value of previously held common equity interests (A)	(2,698)	—
Transfer and redemption of preferred equity interests	89,109	—
Total consideration	$86,238	$75,623

(A)

The significant inputs used to value the previously held equity interests were determined to be Level 3 for all of the applicable acquisitions.  In 2020, the weighted-average discount rate applied to cash flows was approximately 7.9% and the weighted-average residual capitalization rate applied was approximately 8.2%.

Included in the Company’s consolidated statements of operations are $7.3 million, $1.1 million and $0.6 million in total revenues from the date of acquisition through December 31, 2020, 2019 and 2018, respectively, for properties acquired during each of the respective years.

6.	Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31,
	2020	2019
Intangible assets:
In-place leases, net	$56,756	$25,114
Above-market leases, net	8,387	3,193
Lease origination costs	4,974	3,720
Tenant relationships, net	20,301	25,994
Total intangible assets, net	90,418	58,021
Operating lease ROU assets(A)	20,604	21,792
Notes receivable(B)	—	7,541
Other assets:
Prepaid expenses	7,416	6,104
Other assets	2,348	2,959
Deposits	3,767	4,087
Deferred charges, net	6,137	8,127
Total other assets, net	$130,690	$108,631

Below-market leases, net (other liabilities)	$57,348	$46,961
(A)	Operating lease ROU assets are discussed further in Notes 1 and 7.
(B)	Repaid in 2020. At December 31, 2019, the interest rate was 9.0%.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in millions):

Year	Expense
2020	$15.8
2019	17.7
2018	34.2

Estimated net future amortization associated with the Company’s intangibles is as follows (in millions):

Year	Income	Expense
2021	$3.6	$20.9
2022	3.9	17.0
2023	3.9	13.1
2024	3.9	10.0
2025	3.9	5.7

7.	Leases

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

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheet as follows (in thousands):

		December 31,
	Classification	2020	2019
Operating Lease ROU Assets	Other Assets, Net	$20,604	$21,792
Operating Lease Liabilities	Accounts Payable and Other Liabilities	39,794	40,725

Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative for its office leases are as follows (in thousands):

	December 31,
Classification	2020	2019
Operating and Maintenance	$2,716	$3,495
General and Administrative(A)	2,627	2,837
Total lease costs	$5,343	$6,332
(A)	Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2020	2019
Weighted-Average Remaining Lease Term	35.2 years	35.3 years
Weighted-Average Discount Rate	7.4%	7.3%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$4,414	$3,548

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2021	$4,393
2022	4,051
2023	3,545
2024	3,605
2025	3,661
Thereafter	114,004
Total lease payments	133,259
Less imputed interest	(93,465)
Total	$39,794

Lessor

Space in the Company’s shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2021	$338,177
2022	300,944
2023	250,738
2024	203,986
2025	154,222
Thereafter	456,926
Total	$1,704,993

8.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at December 31,		Weighted-Average Interest Rate(A) at December 31,		Maturity Date at
	2020	2019	2020	2019	December 31, 2020
Unsecured Credit Facility	$135.0	$5.0	1.0%	2.7%	January 2024
PNC Facility	—	—	N/A	N/A	January 2024

(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads effective at December 31, 2020.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained and certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level, and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2020.

The Company maintains a $20 million unsecured revolving credit facility with PNC Bank, National Association (“PNC,” the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) which includes substantially the same terms as those contained in the Unsecured Credit Facility.  Additionally, the Company has provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  RVI has agreed to reimburse the Company for any amounts paid to PNC pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at

December 31, 2020) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at December 31, 2020).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at December 31, 2020 and 2019.
9.	Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2020	2019	2020	2019	December 31, 2020
Unsecured indebtedness:
Senior notes(B)	$1,460.0	$1,660.0	3.375%–4.700%	3.375%–4.700%	May 2023– June 2027
Senior notes – discount, net	(4.0)	(3.8)
Net unamortized debt issuance costs	(6.4)	(8.2)
Total Senior Notes	$1,449.6	$1,648.0

Term Loan	$100.0	$100.0	1.1%	2.8%	January 2023
Net unamortized debt issuance costs	(0.4)	(0.5)
Total Term Loan	$99.6	$99.5

Secured indebtedness:
Mortgage indebtedness – Fixed Rate	$153.8	$95.2	4.4%	5.7%	June 2021– May 2025
Mortgage indebtedness – Variable Rate	96.5	—	2.3%	N/A	January 2021
Net unamortized debt issuance costs	(1.0)	(0.3)
Total Mortgage Indebtedness	$249.3	$94.9
(A)

The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding.  All other interest rates presented are a weighted average of the outstanding debt.  Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2020 and 2019.

(B)	Effective interest rates ranged from 3.5% to 4.8% at December 31, 2020.

Senior Notes

In 2020, the Company redeemed the entire $200.0 million outstanding aggregate principal amount of its 4.625% Senior Notes due 2022 (the “Senior Notes due 2022”).  In connection with the redemption of the Senior Notes due 2022, the Company paid a make-whole amount of $16.6 million.  This make-whole amount is included in Other (expense) income, net, in the Company’s consolidated statements of operations.

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.1% and 4.2% per annum at December 31, 2020 and 2019, respectively.  The senior notes may be redeemed prior to maturity based upon a yield maintenance calculation.  The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitations on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.  The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2020 and 2019, the Company was in compliance with all of the financial covenants under the indentures.

Term Loan

The Company maintains a term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC and KeyBank National Association, as syndication agents (the “Term Loan”).  The Term Loan accrues interest at a variable rate based on LIBOR as defined in the loan agreement) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread based on the Company’s long-term senior unsecured debt ratings (1.0% at December 31, 2020).  The maturity date is January 2023.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2020 and 2019.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $329.2 million at December 31, 2020, and related tenant leases, are generally due in monthly installments of principal and/or interest.  Fixed contractual interest rates on mortgages payable range from approximately 3.6% to 5.5% per annum.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities (Note 8) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2020, are as follows (in thousands):

Year	Amount
2021	$141,113
2022	35,529
2023	222,996
2024	162,262
2025	530,374
Thereafter	847,674
1,939,948
Unamortized fair market value of assumed debt	1,379
Net unamortized debt issuance costs	(7,819)
Total indebtedness	$1,933,508

Total gross fees paid by the Company for the Revolving Credit Facilities and term loans in 2020, 2019 and 2018 aggregated $2.6 million, $2.5 million and $2.7 million, respectively.

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,449,613	$1,549,866	$1,647,963	$1,744,581
Revolving Credit Facilities and term loan	234,635	235,000	104,460	105,084
Mortgage Indebtedness	249,260	250,624	94,874	96,276
	$1,933,508	$2,035,490	$1,847,297	$1,945,941

11.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At June 30, 2018, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned gross leasable area (“GLA”).  These assets were included in the spin-off of RVI (Note 1) and sustained varying degrees of damage.  In connection with the spin-off of RVI in July 2018, insurance proceeds from Hurricane Maria were largely allocated to RVI pursuant to the terms of the agreement governing the separation of the Company and

RVI.  In 2018, rental revenues of $6.7 million were not recorded because of lost tenant revenue attributable to the hurricane that had been partially defrayed by insurance proceeds.  The Company recorded revenue for related covered business interruption in the period it determined that it was probable it would be compensated and the applicable contingencies with the insurance company had been resolved.  For the years ended December 31, 2019 and 2018, the Company recorded insurance proceeds received as Business Interruption Income on the Company’s consolidated statements of operations.

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

Separation Charges

The Company recorded separation charges aggregating $1.7 million and $4.6 million in 2020 and 2018, respectively, which are included in General and Administrative Expenses.

Commitments and Guaranties

In conjunction with the redevelopment of various shopping centers, the Company has entered into commitments with general contractors for the construction or redevelopment of shopping centers aggregating approximately $12.4 million as of December 31, 2020.  These contracts typically can be changed or terminated without penalty.

At December 31, 2020, the Company had letters of credit outstanding of $13.2 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.
12.	Non-Controlling Interests, Common Shares and Common Shares in Treasury and Preferred Shares

Non-Controlling Interests

The Company had 140,633 OP Units outstanding to one partnership at December 31, 2020 and 2019.  These OP Units are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, exchangeable into an equivalent number of the Company’s common shares or for the equivalent amount of cash.  These OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s consolidated balance sheets as Non-Controlling Interests.

Common Shares

In 2019, the Company issued 13.225 million common shares resulting in net proceeds of $194.6 million.  The Company’s common shares have a $0.10 per share par value.  Common share dividends declared were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Common share dividends declared per share	$0.25	$0.80	$1.16

Common Shares in Treasury

In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program.  In 2020 and 2019, the Company repurchased 0.8 million shares and 1.2 million shares at an aggregate cost of $7.5 million and $14.1 million, respectively.  These shares were recorded as Treasury Shares on the Company’s consolidated balance sheets.

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

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

13.Other Comprehensive Loss

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2017	$(2,100)	$994	$(1,106)
Other comprehensive loss before reclassifications	(10)	(734)	(744)
Change in cash flow hedges reclassed to earnings(A)	469	—	469
Net current-period other comprehensive income (loss)	459	(734)	(275)
Balance, December 31, 2018	(1,641)	260	(1,381)
Other comprehensive income before reclassifications	—	421	421
Change in cash flow hedges reclassed to earnings(A)	469	—	469
Net current-period other comprehensive income	469	421	890
Balance, December 31, 2019	(1,172)	681	(491)
Other comprehensive loss before reclassifications	—	(3,363)	(3,363)
Change in cash flow hedges reclassed to earnings(A)	1,172	—	1,172
Net current-period other comprehensive income (loss)	1,172	(3,363)	(2,191)
Balance, December 31, 2020	$—	$(2,682)	$(2,682)
(A)

Classified in Interest Expense in the Company’s consolidated statements of operations.  For the year ended December 31, 2020, $1.1 million is classified as other expense in the Company’s consolidated statement of operations.

14.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Reserve of preferred equity interests(A)	$19.4	$15.5	$11.4
Assets marketed for sale(B)	3.2	0.6	5.8
Undeveloped land(B)	2.0	2.8	0.9
Assets included in the spin-off of RVI(B)	—	—	62.6
Total impairment charges	$24.6	$18.9	$80.7
(A)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures recognized prior to the closing of the transactions with Blackstone (Note 3).
(B)

In 2020 and 2019, impairments recorded were triggered by indicative bids received.  In 2018, impairments recorded were triggered by changes in asset hold-period assumptions and/or expected future cash flows in conjunction with the change in its executive management team and strategic direction to increase the volume of asset sales to accelerate progress on its deleveraging goal.

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

For the valuation of the preferred equity interests, prior to the closing of the transactions with Blackstone (Note 3), the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.  For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income and expected hold period.  For projects under development or not at stabilization, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges and reserves on financial assets, including assets disposed, that were measured on a fair value basis for the years ended December 31, 2020, 2019 and 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2020
Long-lived assets held and used	$—	$—	$11.5	$11.5	$5.2
Preferred equity interests	—	—	94.2	94.2	19.4
December 31, 2019
Long-lived assets held and used	—	—	5.0	5.0	3.4
Preferred equity interests	—	—	108.5	108.5	15.5
December 31, 2018
Long-lived assets held and used	—	—	51.5	51.5	6.7
Assets included in the spin-off of RVI	—	—	1,028.0	1,028.0	62.6
Preferred equity interests	—	—	185.5	185.5	11.4

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the year ended December 31, 2020 (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation			Weighted
Description	Fair Value	Technique	Unobservable Inputs	Range	Average
Impairment of consolidated assets	$11.5	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
Preferred equity interests	94.2	Discounted Cash Flow	Discount Rate	6.6%–10.6%	7.9%
			Terminal Capitalization Rate	6.6%–10.5%	8.2%
			NOI Growth Rate	0%	0%

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the year ended December 31, 2019 (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$5.0	Indicative Bid(A)	Indicative Bid(A)	N/A
Preferred equity interests	108.5	Discounted Cash Flow	Discount Rate	8.9%–9.9%
			Terminal Capitalization Rate	8.3%–9.4%
			NOI Growth Rate	1%
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

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, 2.7 million common shares were available for grant under future awards as of December 31, 2020.

Stock Options

Stock options may be granted at per-share prices not less than fair market value at the date of grant and must be exercised within the maximum contractual term of 10 years thereof.  The fair values for option awards granted were estimated at the date of grant using the Black-Scholes option pricing model.  No option awards have been granted since December 31, 2017.  The following table reflects the stock option activity:

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2017	588	$27.64
Granted	—	—
Spin-off adjustment	139
Exercised	(19)	9.73
Forfeited	(262)	32.26
Balance December 31, 2018	446	25.71
Granted	—	—
Exercised	(12)	9.73
Forfeited	(84)	25.04
Balance December 31, 2019	350	26.42
Granted	—	—
Exercised	—	—
Forfeited	(27)	22.20
Balance December 31, 2020	323	$26.77	4.0	$—

Options exercisable at December 31,
2020	323	$26.77	4.0	$—
2019	333	26.58	4.7	—
2018	368	25.86	4.8	27

As of December 31, 2020, all stock option compensation cost was recognized.  The unvested stock options at December 31, 2019 at a weighted-average grant date fair value of $2.07 were all vested in 2020.  The following table summarizes the activity of employee stock option exercises that are primarily settled with newly issued common shares or with treasury shares, if available (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Cash received for exercise price	$—	$0.1	$0.2
Intrinsic value	—	—	0.1

Restricted Share Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 0.5 million in 2020, 0.3 million in 2019 and 0.3 million in 2018.  These grants generally vest in equal annual amounts over a three- to four-year period.  RSUs receive cash payments which are equivalent to the cash dividends paid on the Company’s common shares.  These grants have a weighted-average fair value at the date of grant ranging from $7.87 to $26.76, which was equal to the market value of the Company’s common shares at the date of grant.  As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors for the years ended December 31, 2020, 2019 and 2018.  The grant value was equal to the market value of the Company’s common shares at the date of grant and these common shares were fully vested upon grant.

Performance-Based Restricted Share Units (PRSUs)

In 2020, 2019 and 2018, the Board of Directors approved grants to the chief executive officer and the former chief operating officer of PRSUs covering a “target” number of shares, subject to three-year performance periods beginning on March 31, 2020, March 1, 2019 and March 1, 2018, and ending on February 28, 2023, February 28, 2022 and February 28, 2021, respectively.  In addition, in 2020 the Board of Directors approved grants to the chief financial officer covering a “target” number of shares, subject to one-year, two-year and three-year performance periods beginning on March 1, 2020.  In 2017, the Board of Directors approved grants to the chief executive officer and the former chief operating officer of PRSUs covering a “target” number of shares, subject to one-year, two-year and three-year performance periods beginning on March 1, 2017.  The payout of the PRSUs will vary based on relative total shareholder return performance measured over the applicable performance period, with the ultimate payout ranging from a level of 0% of target to a maximum level of 200% of target (subject to reduction by one-third in the event that SITE Centers’ absolute total shareholder return during the applicable performance period is negative).  For the PRSUs in which the performance period ended in February 2020, February 2019 and February 2018, no shares were granted.  In December 2020, in connection with the termination without cause of the chief operating officer, a settlement of the PRSUs granted in 2020, 2019 and 2018 resulted in the issuance of 257,168 common shares.  The 2020, 2019 and 2018 grants had a grant date fair value aggregating $4.5 million, $5.6 million and $4.7 million, respectively, to be amortized ratably over the performance period ending three years from the date of grant.  The 2020 and 2019 grants are accounted for as equity awards.  The 2018 grant is accounted for as a liability award due to the RVI spin-off.  The expense recorded has been adjusted for forfeitures.

Under the anti-dilution provisions of the Company’s equity incentive plan and the respective PRSU award agreement, the PRSUs issued in 2017 and 2018 were adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The number of PRSUs was adjusted so as to retain the same intrinsic value immediately after the spin-off that the PRSU awards had immediately prior to the spin-off.  In particular, upon consummation of the spin-off of RVI, the 2017 and 2018 PRSU awards were adjusted to: (1) retain the original SITE Centers relative total shareholder return (“RTSR”) peer group; (2) retain the SITE Centers beginning share price used for RTSR purposes and (3) measure ending share price as SITE Centers’ ending price plus RVI’s split-adjusted ending price (with any dividends paid during the performance period deemed reinvested into additional SITE Centers shares).  Effective at the date of the spin-off, because these awards are dual-indexed to both the Company’s and RVI’s stock performance, the 2017 and 2018 PRSU awards are accounted for as liability awards and marked to fair value on a quarterly basis.  In 2020 and 2019, the Company recorded a mark-to-market adjustment of $0.7 million as income and $1.9 million as expense, respectively, in connection with the PRSUs granted primarily in March 2018.  The mark-to-market adjustment in 2018 was not material.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	637	$14.86
Granted	490	9.05
Vested	(195)	16.75
Forfeited	(30)	13.25
Unvested at December 31, 2020	902	$11.35

As of December 31, 2020, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $10.0 million, which is expected to be recognized over a weighted-average 1.6-year term, which includes the performance-based and time-based vesting periods.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code.  Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares.  In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan.  All of these plans were fully funded at December 31, 2020.

16.	Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Year Ended December 31,
	2020	2019	2018
Numerators – Basic and Diluted
Net income	$36,590	$101,825	$116,105
Income attributable to non-controlling interests	(869)	(1,126)	(1,671)
Write-off of preferred share original issuance costs	—	(7,176)	—
Preferred dividends	(20,531)	(32,231)	(33,531)
Earnings attributable to unvested shares and OP Units	(204)	(687)	(1,137)
Net income attributable to common shareholders after allocation to participating securities	$14,986	$60,605	$79,766

Denominators – Number of Shares
Basic – Average shares outstanding	193,336	183,026	184,528
Assumed conversion of dilutive securities	441	228	7
Diluted – Average shares outstanding	193,777	183,254	184,535
Earnings Per Share:
Basic	$0.08	$0.33	$0.43
Diluted	$0.08	$0.33	$0.43

Basic average shares outstanding do not include restricted shares totaling 0.9 million, 0.7 million and 0.7 million that were not vested at December 31, 2020, 2019 and 2018, respectively (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

•

For the year ended December 31, 2020, PRSUs issued to certain executives in March 2020, March 2019 and March 2018 were considered in the computation as dilutive EPS.  For the year ended December 31, 2019, the PRSUs issued in March 2019 and March 2018 were considered in the computation as dilutive EPS and the PRSUs issued in March 2017 were not considered in the computation of dilutive EPS, as the calculation was anti-dilutive. For the year ended December 31, 2018, the PRSUs issued in March 2017 and March 2018 were not considered in the computation of dilutive EPS, as the calculation was anti-dilutive.

•

Options to purchase 0.3 million, 0.3 million and 0.4 million common shares were outstanding at December 31, 2020, 2019 and 2018, respectively (Note 15).  These outstanding options were not considered in the computation of diluted EPS for the years ended December 2020 and 2019, as the options were anti-dilutive.

•

The exchange into common shares associated with OP Units was not included in the computation of diluted shares outstanding for all periods presented because the effect of assuming conversion was anti-dilutive (Note 12).

17.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for each of the three years ended December 31, 2020, no U.S. federal income or excise taxes were incurred.

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

For the years ended December 31, 2020, 2019 and 2018, the Company made a net payment of $0.7 million, $0.7 million and $1.1 million, respectively, related to taxes.

In 2015, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code, the Company made a voluntary election to prepay taxes related to the built-in gains associated with the real estate assets in Puerto Rico and restructured the ownership of its then 14 assets in Puerto Rico.  In 2018, the Company established a valuation allowance of $4.0 million on the then remaining prepaid tax asset triggered by the change in asset hold-period assumptions related to its change in strategic direction for the Puerto Rico properties.  In 2018, these assets were assumed by RVI and the associated valuation allowance was written off since this attribute couldn’t be transferred to RVI.

The following represents the combined activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Book (loss) income before income taxes	$(240)	$7,258	$1,872
Current	$39	$34	$(430)
Deferred	—	—	—
Total income tax expense (benefit)	$39	$34	$(430)

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2020	2019	2018
Statutory Rate	21%	21%	21%
Statutory rate applied to pre-tax income	$(50)	$1,524	$393
State tax expense net of federal income tax	33	27	—
AMT benefit refund	—	—	(430)
Deferred tax impact of contributions of assets	(3,617)	—	—
Deferred tax impact of tax rate change(A)	(300)	(89)	7,350
Valuation allowance decrease (increase) based on impact of tax rate change(A)	300	89	(7,350)
Valuation allowance increase (decrease) – other deferred	3,854	(1,608)	(672)
Other	(181)	91	279
Total expense (benefit)	$39	$34	$(430)
Effective tax rate	(16.20%)	0.47%	(22.97%)
(A)

For the years ended December 31, 2020 and 2019, includes $0.3 million and $0.1 million, respectively, deferred tax impact of state tax rate change, and for the year ended December 31, 2018, includes $7.4 million deferred tax impact of federal tax rate change.

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Deferred tax assets(A)	$32,651	$28,380
Deferred tax liabilities	(170)	(53)
Valuation allowance	(32,481)	(28,327)
Net deferred tax asset	$—	$—
(A)

At December 31, 2020, primarily attributable to $14.8 million of net operating losses and $9.3 million of book/tax differences in joint venture investments and $3.7 million of capital loss carryforward.  The TRS net operating loss carryforwards will expire in varying amounts between the years 2024 and 2035.

Reconciliation of GAAP net income attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
GAAP net income attributable to SITE Centers	$35,721	$100,699	$114,434
Plus: Book depreciation and amortization(A)	154,051	152,707	237,383
Less: Tax depreciation and amortization(A)	(105,385)	(107,830)	(179,197)
Book/tax differences on losses from capital transactions	(45,808)	(52,733)	(161,452)
Joint venture equity loss (earnings), net(A)	10,572	(9,189)	40,682
Deferred income	(13,197)	(417)	(8,436)
Compensation expense	4,031	6,608	3,259
Impairment charges	24,593	18,914	80,746
Puerto Rico tax prepayment	—	—	3,991
RVI transaction costs	—	—	36,177
Miscellaneous book/tax differences, net	549	1,020	17,242
Taxable income before adjustments	65,127	109,779	184,829
Less: Capital gains	—	—	—
Taxable income subject to the 90% dividend requirement	$65,127	$109,779	$184,829
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash and stock dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Cash Dividends paid	$98,073	$180,092	$280,714
Stock Dividend due to RVI spin-off	—	—	593,659
Total Dividends	98,073	180,092	874,373
Less: Dividends designated to prior year	(5,133)	(8,383)	(8,383)
Plus: Dividends designated from the following year	5,133	5,133	8,383
Less: Return of capital	(32,946)	(67,063)	(689,544)
Dividends paid deduction	$65,127	$109,779	$184,829

18.	Segment Information

In the fourth quarter of 2020, the Company transferred and redeemed its loan investments (preferred equity interests) in two joint ventures in exchange for the acquisition of certain of the underlying assets of the two joint ventures (Note 3).  As such, beginning on January 1, 2021, the Company has one reportable operating segment.  The tables below present information about the Company’s reportable operating segments for the three years ended December 31, 2020 (in thousands):

	For the Year Ended December 31, 2020
	Shopping Centers	Loan Investments	Other	Total
Rental income	$414,864	$—		$414,864
Other income	45,456	13		45,469
Total revenues	460,320	13		460,333
Rental operation expenses	(138,402)	—		(138,402)
Net operating income	321,918	13		321,931
Impairment charges	(5,200)			(5,200)
Depreciation and amortization	(170,669)			(170,669)
Interest income		11,888		11,888
Other expense, net			$(18,400)	(18,400)
Unallocated expenses(A)			(130,485)	(130,485)
Equity in net income of joint ventures	1,516			1,516
Reserve of preferred equity interests, net		(19,393)		(19,393)
Gain on sale and change in control of interests, net	45,464			45,464
Gain on disposition of real estate, net	1,069			1,069
Income before tax expense				$37,721
As of December 31, 2020:
Total gross real estate assets	$4,989,388			$4,989,388

	For the Year Ended December 31, 2019
	Shopping Centers	Loan Investments	Other	Total
Rental income	$443,421	$—		$443,421
Other income	63,632	50		63,682
Business interruption income	885	—		885
Total revenues	507,938	50		507,988
Rental operation expenses	(139,653)	(10)		(139,663)
Net operating income	368,285	40		368,325
Impairment charges	(3,370)			(3,370)
Depreciation and amortization	(165,087)			(165,087)
Interest income		18,009		18,009
Other expense, net			$357	357
Unallocated expenses(A)			(143,105)	(143,105)
Equity in net income of joint ventures	11,519			11,519
Reserve of preferred equity interests		(15,544)		(15,544)
Gain on disposition of real estate, net	31,380			31,380
Income before tax expense				$102,484
As of December 31, 2019:
Total gross real estate assets	$4,709,812			$4,709,812
Notes receivable, net(B)		$120,130	$(112,589)	$7,541

	For the Year Ended December 31, 2018
	Shopping Centers	Loan Investments	Other	Total
Rental income	$650,594	$—	$—	$650,594
Other income	49,720	57	—	49,777
Business interruption income	5,100	—	1,784	6,884
Total revenues	705,414	57	1,784	707,255
Rental operation expenses	(207,991)	(1)	—	(207,992)
Net operating income	497,423	56	1,784	499,263
Impairment charges	(69,324)			(69,324)
Hurricane property and impairment loss (credit), net	(974)		157	(817)
Depreciation and amortization	(242,102)			(242,102)
Interest income		20,437		20,437
Other expense, net			(110,895)	(110,895)
Unallocated expenses(A)			(202,944)	(202,944)
Equity in net income of joint ventures	9,365			9,365
Reserve of preferred equity interests		(11,422)		(11,422)
Gain on disposition of real estate, net	225,406			225,406
Income before tax expense				$116,967
As of December 31, 2018:
Total gross real estate assets	$4,627,866			$4,627,866
Notes receivable, net(B)		$209,566	$(189,891)	$19,675
(A)	Unallocated expenses consist of General and Administrative Expenses and Interest Expense as listed in the Company’s consolidated statements of operations.
(B)

In 2019, amount includes BRE DDR Joint Venture preferred investment interests classified in Investments in and Advances to Joint Ventures on the Company’s consolidated balance sheet.  This note receivable was used as part of the consideration in acquiring certain of the underlying assets of two joint ventures (Note 3).

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2020
Allowance for uncollectible accounts(A)	$109,710	$25,605	$127,913	$7,402
Valuation allowance for deferred tax assets(B)	$28,413	$4,068	$—	$32,481
Year ended December 31, 2019			.
Allowance for uncollectible accounts(A)(C)	$88,814	$21,448	$552	$109,710
Valuation allowance for deferred tax assets(B)	$29,846	$—	$1,433	$28,413
Year ended December 31, 2018
Allowance for uncollectible accounts(A)	$86,369	$17,829	$13,444	$90,754
Valuation allowance for deferred and prepaid tax assets(B)	$48,662	$3,991	$22,807	$29,846
(A)

Includes allowances on straight-line rents, accounts receivable (2018 only) and reserve of preferred equity interests and accrued interest ($105.3 million at December 31, 2019 and $84.6 million at December 31, 2018, which was reserved in 2020 in connection with the Blackstone transactions (Note 3)).  In 2018, $13.5 million of the total deductions are as a result of the spin-off of RVI.

(B)	Amounts charged to expense are discussed further in Note 17. In 2018, $14.8 million of valuation allowance for prepaid taxes was written off, as a result of the spin-off of RVI.
(C)	Adjusted to reflect the change in accounting principle related to the collectability assessment of operating lease receivables under the adoption of Topic 842, Leases.

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2020

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Phoenix, AZ	$18,701	$18,929	$—	$18,701	$24,448	$43,149	$11,036	$32,113	$—	1999 (A)
Phoenix, AZ	15,352	24,414	—	15,352	29,491	44,843	18,365	26,478	28,063	2003 (A)
Phoenix, AZ	15,090	36,880	—	18,399	42,438	60,837	13,714	47,123	—	2012 (A)
Buena Park, CA	27,269	21,427	—	27,269	27,076	54,345	5,107	49,238	—	2015 (A)
Fontana, CA	23,861	57,931	—	23,861	61,965	85,826	13,683	72,143	—	2014 (A)
Long Beach, CA	—	147,918	—	—	197,297	197,297	96,259	101,038	—	2005 (C)
Oakland, CA	4,361	33,538	—	4,361	33,538	37,899	8,524	29,375	—	2013 (A)
Roseville, CA	23,574	67,031	—	23,574	68,104	91,678	14,869	76,809	—	2014 (A)
San Francisco, CA	10,464	25,730	—	10,464	26,093	36,557	13,845	22,712	—	2002 (A)
Centennial, CO	7,833	35,550	—	9,075	68,589	77,664	44,712	32,952	—	1997 (C)
Colorado Springs, CO	9,001	47,671	—	9,001	56,897	65,898	16,255	49,643	15,350	2011 (A)
Denver, CO	20,733	22,818	—	20,804	29,015	49,819	16,595	33,224	—	2003 (A)
Parker, CO	4,632	38,256	—	4,632	41,682	46,314	9,471	36,843	—	2013 (A)
Guilford, CT	4,588	41,892	—	6,457	64,349	70,806	9,946	60,860	—	2015 (C)
Windsor Court, CT	6,090	11,745	—	6,090	12,565	18,655	5,656	12,999	—	2007 (A)
Brandon, FL	—	4,111	—	—	24,362	24,362	2,901	21,461	—	1972 (C)
Brandon, FL	4,775	13,117	—	4,775	19,287	24,062	7,654	16,408	—	2009 (A)
Brandon, FL	2,938	13,685	—	2,938	14,184	17,122	3,774	13,348	—	2013 (A)
Jupiter, FL	8,764	20,051	—	8,764	20,051	28,815	169	28,646	13,018	2020 (A)
Melbourne, FL	3,111	7,325	—	3,111	11,301	14,412	679	13,733	—	2018 (A)
Miami, FL	11,626	30,457	—	26,743	121,150	147,893	51,032	96,861	—	2006 (C)
Naples, FL	10,172	39,342	—	10,172	43,351	53,523	9,797	43,726	—	2013 (A)
Orlando, FL	8,528	56,684	—	13,057	82,090	95,147	11,414	83,733	—	2016 (C)
Orlando, FL	9,451	16,424	—	9,451	16,424	25,875	151	25,724	20,571	2020 (A)
Palm Harbor, FL	1,137	4,089	—	1,137	5,268	6,405	4,089	2,316	—	1995 (A)
Plantation, FL	21,729	37,331	—	22,112	96,242	118,354	47,338	71,016	—	2007 (A)
Tampa, FL	10,000	10,907	—	10,000	11,066	21,066	452	20,614	9,100	2019 (A)
Winter Garden, FL	38,945	130,382	—	38,945	139,048	177,993	35,769	142,224	—	2013 (A)
Atlanta, GA	14,078	41,050	—	14,078	48,089	62,167	17,120	45,047	—	2009 (A)
Cumming, GA	14,249	23,653	—	14,249	28,570	42,819	15,509	27,310	—	2003 (A)
Cumming, GA	6,851	49,659	—	6,851	50,527	57,378	13,292	44,086	—	2013 (A)
Cumming, GA	3,391	8,218	—	3,391	8,590	11,981	768	11,213	—	2018 (A)
Douglasville, GA	2,839	5,511	—	2,839	7,055	9,894	676	9,218	—	2018 (A)
Roswell, GA	6,566	15,005	—	7,894	27,692	35,586	12,445	23,141	—	2007 (A)
Snellville, GA	10,185	51,815	—	10,342	58,840	69,182	27,041	42,141	—	2007 (A)
Suwanee, GA	13,479	23,923	—	13,335	34,556	47,891	18,436	29,455	—	2003 (A)
Chicago, IL	22,642	82,754	—	22,642	83,263	105,905	18,545	87,360	—	2014 (A)
Chicago, IL	23,588	45,632	—	23,588	45,951	69,539	6,864	62,675	—	2017 (A)
Schaumburg, IL	27,466	84,679	—	27,466	99,185	126,651	23,123	103,528	—	2013 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2020

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Merriam, KS	15,043	55,028	—	13,623	54,306	67,929	13,358	54,571	—	2013 (A)
Everett, MA	9,311	44,647	—	9,462	60,289	69,751	34,598	35,153	—	2001 (C)
Framingham, MA	75,675	191,594	—	75,675	200,091	275,766	48,974	226,792	—	2013 (A)
Brentwood, MO	10,018	32,053	—	10,018	40,921	50,939	24,453	26,486	—	1998 (A)
East Hanover, NJ	3,847	23,798	—	3,847	29,481	33,328	12,543	20,785	—	2007 (A)
Edgewater, NJ	7,714	30,473	—	7,714	37,806	45,520	14,235	31,285	—	2007 (A)
Freehold, NJ	2,460	2,475	—	3,166	3,739	6,905	1,414	5,491	—	2005 (C)
Hamilton, NJ	8,039	49,896	—	11,774	91,829	103,603	46,877	56,726	—	2003 (A)
Voorhees, NJ	1,350	1,837	—	1,350	1,837	3,187	19	3,168	5,412	2020 (A)
Princeton, NJ	13,448	74,249	—	14,455	114,631	129,086	67,501	61,585	—	1997 (A)
West Long Branch, NJ	14,131	51,982	—	14,131	80,166	94,297	37,201	57,096	—	2004 (A)
Hempstead, NY	26,487	14,418	—	26,487	14,418	40,905	137	40,768	27,969	2020 (A)
Charlotte, NC	27,707	45,021	—	27,707	51,482	79,189	16,952	62,237	—	2011 (A)
Charlotte, NC	11,224	82,124	—	11,224	97,609	108,833	26,731	82,102	—	2012 (A)
Charlotte, NC	3,600	30,392	—	8,463	55,027	63,490	10,951	52,539	—	2013 (C)
Cornelius, NC	4,382	15,184	—	4,382	21,388	25,770	10,720	15,050	—	2007 (A)
Cincinnati, OH	19,572	54,495	—	19,572	77,258	96,830	16,023	80,807	—	2014 (A)
Columbus, OH	12,922	46,006	—	14,078	72,798	86,876	46,064	40,812	—	1998 (A)
Columbus, OH	18,716	64,617	—	20,666	71,904	92,570	21,662	70,908	—	2011 (A)
Dublin, OH	3,609	11,546	—	3,609	15,822	19,431	10,749	8,682	—	1998 (A)
Mason, OH	2,032	23,788	—	2,032	27,425	29,457	6,170	23,287	—	2014 (A)
Stow, OH	993	9,028	—	993	40,073	41,066	24,658	16,408	—	1969 (C)
Westlake, OH	424	4,004	—	424	31,481	31,905	5,779	26,126	—	1974 (C)
Portland, OR	20,208	50,738	—	20,208	65,141	85,349	17,900	67,449	—	2012 (A)
Portland, OR	10,122	37,457	—	10,122	37,744	47,866	1,609	46,257	—	2019 (A)
Boothwyn, PA	6,370	16,931	—	6,370	16,931	23,301	188	23,113	16,350	2020 (A)
Downingtown, PA	4,175	15,678	—	4,175	15,678	19,853	187	19,666	32,398	2020 (A)
Easton, PA	7,691	20,405	—	7,691	20,405	28,096	238	27,858	30,700	2020 (A)
Anderson, SC	1,372	11,656	—	1,372	11,656	13,028	35	12,993	15,736	2020 (A)
Mount Pleasant, SC	2,430	10,470	—	2,341	30,861	33,202	16,242	16,960	—	1995 (A)
Brentwood, TN	6,101	25,956	—	6,101	27,994	34,095	7,189	26,906	—	2013 (A)
Highland Village, TX	5,545	28,365	—	5,545	30,679	36,224	8,847	27,377	—	2013 (A)
Round Rock, TX	3,467	8,839	—	3,467	8,754	12,221	398	11,823	—	2019 (A)
San Antonio, TX	3,475	37,327	—	4,873	53,570	58,443	28,774	29,669	—	2002 (C)
San Antonio, TX	5,602	39,196	—	10,158	113,730	123,888	46,080	77,808	—	2007 (C)
San Antonio, TX	2,381	6,487	—	2,381	24,530	26,911	11,562	15,349	—	2007 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2020

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(1)				Net of		Date of
		Buildings &			Buildings &		Accumulated	Accumulated		Construction (C)
	Land	Improvements	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Fairfax, VA	15,681	68,536	—	15,681	71,083	86,764	16,921	69,843	—	2013 (A)
Richmond, VA	7,331	49,278	—	7,331	49,278	56,609	136	56,473	34,250	2020 (A)
Richmond, VA	11,879	34,736	—	11,879	36,823	48,702	16,196	32,506	—	2007 (A)
Springfield, VA	17,016	40,038	—	17,016	44,753	61,769	19,119	42,650	—	2007 (A)
Portfolio Balance (SITE)	25,475	195,350	—	25,475	195,350	220,825	110,592	110,233	—
	$917,084	$3,103,632	$—	$962,958	$4,026,430	$4,989,388	$1,427,057	$3,562,331	$248,917

(1)	The aggregate cost for federal income tax purposes was approximately $5.2 billion at December 31, 2020.
(2)	Includes $9.4 million of undeveloped land at December 31, 2020.
(3)	Includes $28.1 million of construction in progress at December 31, 2020.
(4)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:
Buildings	Useful lives, 31.5 to 40 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(5)	Excludes fair market value of debt adjustments and net loan costs aggregating $0.3 million.

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$4,709,812	$4,627,866	$8,248,003
Acquisitions	242,593	80,771	34,675
Developments, improvements and expansions	59,126	109,830	120,325
Adjustments of property carrying values (Impairments)	(5,200)	(3,370)	(56,317)
Disposals(A)	(16,943)	(105,285)	(998,776)
Spin-off of RVI	—	—	(2,720,044)
Balance at end of year	$4,989,388	$4,709,812	$4,627,866

(A)	In 2020, primarily relates to the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,289,148	$1,172,357	$1,953,479
Depreciation for year	154,906	147,372	207,902
Disposals	(16,997)	(30,581)	(268,405)
Spin-off of RVI	—	—	(720,619)
Balance at end of year	$1,427,057	$1,289,148	$1,172,357

SCHEDULE IV

SITE Centers Corp.

Mortgage Loans on Real Estate

December 31, 2020

(In thousands)

The Company did not have any mortgage loans outstanding at December 31, 2020.  Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$120,130	$209,566	$297,451
Additions during period:
Interest	12,150	18,285	20,807
Deductions during period:
Provision for loan loss reserve	(19,393)	(15,544)	(11,422)
Collections of principal and interest	(112,887)	(92,177)	(97,270)
Balance at close of period	$—	$120,130	$209,566

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2021.

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