Form 10-Q
period 2021-03-31
SITE Centers Corp.
filed 2021-04-29
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 19, 2021, the registrant had 211,031,152 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2021

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Land	$947,411	$953,556
Buildings	3,479,583	3,488,499
Fixtures and tenant improvements	519,550	509,866
	4,946,544	4,951,921
Less: Accumulated depreciation	(1,463,598)	(1,427,057)
	3,482,946	3,524,864
Construction in progress and land	38,004	37,467
Total real estate assets, net	3,520,950	3,562,331
Investments in and advances to joint ventures, net	75,982	77,297
Investment in and advances to affiliate	190,035	190,035
Cash and cash equivalents	190,833	69,742
Restricted cash	2,868	4,672
Accounts receivable	63,760	73,517
Other assets, net	130,952	130,690
	$4,175,380	$4,108,284
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,450,152	$1,449,613
Term loan, net	99,679	99,635
Revolving credit facilities	—	135,000
	1,549,831	1,684,248
Mortgage indebtedness, net	230,632	249,260
Total indebtedness	1,780,463	1,933,508
Accounts payable and other liabilities	195,050	215,109
Dividends payable	28,263	14,844
Total liabilities	2,003,776	2,163,461
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	175,000	175,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	150,000	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 211,035,935 and 193,995,499 shares issued at March 31, 2021 and December 31, 2020, respectively	21,102	19,400
Additional paid-in capital	5,933,685	5,705,164
Accumulated distributions in excess of net income	(4,111,779)	(4,099,534)
Deferred compensation obligation	4,511	5,479
Accumulated other comprehensive loss	—	(2,682)
Less: Common shares in treasury at cost: 221,684 and 898,267 shares at March 31, 2021 and December 31, 2020, respectively	(4,387)	(11,319)
Total SITE Centers shareholders' equity	2,168,132	1,941,508
Non-controlling interests	3,472	3,315
Total equity	2,171,604	1,944,823
	$4,175,380	$4,108,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2021	2020
Revenues from operations:
Rental income	$119,890	$112,529
Fee and other income	8,249	16,781
	128,139	129,310
Rental operation expenses:
Operating and maintenance	20,216	18,480
Real estate taxes	19,664	17,657
Impairment charges	7,270	—
General and administrative	17,395	11,376
Depreciation and amortization	45,560	42,993
	110,105	90,506
Other income (expense):
Interest expense	(19,395)	(20,587)
Other expense, net	(366)	(13,924)
	(19,761)	(34,511)
(Loss) income before earnings from equity method investments and other items	(1,727)	4,293
Equity in net income of joint ventures	4,385	2,171
Reserve of preferred equity interests, net	—	(18,057)
Gain on sale of joint venture interest	13,908	45,681
(Loss) gain on disposition of real estate, net	(20)	773
Income before tax expense	16,546	34,861
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(365)	(233)
Net income	$16,181	$34,628
Income attributable to non-controlling interests, net	(173)	(295)
Net income attributable to SITE Centers	$16,008	$34,333
Preferred dividends	(5,133)	(5,133)
Net income attributable to common shareholders	$10,875	$29,200

Per share data:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2021	2020
Net income	$16,181	$34,628
Other comprehensive income:
Foreign currency translation, net	(1)	(785)
Reclassification adjustment for foreign currency translation included in net income	2,683	—
Change in cash flow hedges reclassed to earnings	—	1,172
Total other comprehensive income	2,682	387
Comprehensive income	$18,863	$35,015
Total comprehensive income attributable to non-controlling interests	(173)	(295)
Total comprehensive income attributable to SITE Centers	$18,690	$34,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2020	$325,000	$19,400	$5,705,164	$(4,099,534)	$5,479	$(2,682)	$(11,319)	$3,315	$1,944,823
Issuance of common shares related to stock plans	—	6	31	—	—	—	—	—	37
Issuance of common shares for cash offering	—	1,696	219,910	—	—	—	3,923	—	225,529
Stock-based compensation, net	—	—	8,580		(968)	—	3,009	—	10,621
Distributions to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)
Dividends declared-common shares	—	—	—	(23,303)	—	—	—	—	(23,303)
Dividends declared-preferred shares	—	—	—	(4,950)	—	—	—	—	(4,950)
Comprehensive income	—	—	—	16,008	—	2,682	—	173	18,863
Balance, March 31, 2021	$325,000	$21,102	$5,933,685	$(4,111,779)	$4,511	$—	$(4,387)	$3,472	$2,171,604

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2019	$325,000	$19,382	$5,700,400	$(4,066,099)	$7,929	$(491)	$(7,707)	$3,064	$1,981,478
Issuance of common shares related to stock plans	—	17	109	—	—	—	—	—	126
Repurchase of common shares	—	—	—	—	—	—	(7,500)	—	(7,500)
Stock-based compensation, net	—	—	3,012	—	(1,935)	—	1,607	—	2,684
Distributions to non-controlling interests	—	—	—	—	—	—	—	(278)	(278)
Dividends declared-common shares	—	—	—	(38,914)	—	—	—	—	(38,914)
Dividends declared-preferred shares	—	—	—	(5,133)	—	—	—	—	(5,133)
Comprehensive income	—	—	—	34,333	—	387	—	295	35,015
Balance, March 31, 2020	$325,000	$19,399	$5,703,521	$(4,075,813)	$5,994	$(104)	$(13,600)	$3,081	$1,967,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$16,181	$34,628
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	45,560	42,993
Stock-based compensation	7,694	18
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	1,015	1,519
Loss on debt extinguishment	—	16,568
Equity in net income of joint ventures	(4,385)	(2,171)
Reserve of preferred equity interests, net	—	18,057
Operating cash distributions from joint ventures	794	2,121
Gain on sale of joint venture interest	(13,908)	(45,681)
Loss (gain) on disposition of real estate, net	20	(773)
Impairment charges	7,270	—
Assumption of buildings due to ground lease terminations	—	(3,025)
Change in notes receivable accrued interest	—	664
Net change in accounts receivable	13,641	4,177
Net change in accounts payable and accrued expenses	(13,048)	(19,292)
Net change in other operating assets and liabilities	(4,724)	(13,953)
Total adjustments	39,929	1,222
Net cash flow provided by operating activities	56,110	35,850
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(18,131)	(23,022)
Proceeds from disposition of real estate	11,279	1,060
Proceeds from sale of joint venture interest	16,067	140,519
Equity contributions to joint ventures	(92)	(86)
Distributions from joint ventures	1,416	3,168
Repayment of notes receivable	—	7,500
Net cash flow provided by investing activities	10,539	129,139
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(135,000)	640,000
Repayment of senior notes, including repayment costs	—	(216,568)
Repayment of mortgage debt	(18,563)	(40,436)
Proceeds from issuance of common shares, net of offering expenses	225,529	—
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(4,476)	(948)
Repurchase of common shares	—	(7,500)
Distributions to non-controlling interests and redeemable operating partnership units	(7)	(278)
Dividends paid	(14,844)	(44,036)
Net cash flow provided by financing activities	52,639	330,234

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	8
Net increase in cash, cash equivalents and restricted cash	119,288	495,223
Cash, cash equivalents and restricted cash, beginning of period	74,414	19,133
Cash, cash equivalents and restricted cash, end of period	$193,701	$514,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated joint ventures.  The Company’s tenant base primarily includes national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  The Company considered impacts to its estimates related to COVID-19, as appropriate, within its unaudited condensed consolidated financial statements, and there may be changes to those estimates in future periods. The Company believes that its accounting estimates are appropriate after giving consideration to the uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain amounts for the three months ended March 31, 2020, have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $3.5 million of interest income, primarily related to preferred equity investments that were transferred or redeemed in the fourth quarter of 2020, on its consolidated statement of operations from Interest Income to Other Expense, net.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2021	2020
Dividends declared, but not paid	$28.3	$44.0
Accounts payable related to construction in progress	5.7	7.7
Tax receivable	4.1	—
Assumption of buildings due to ground lease terminations	—	3.0

2.	Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. has been significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on the collection of rents for April 2020 through March 31, 2021.

The Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during the 12 months ended March 31, 2021 and has agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received and all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income.  The Company will remove the cash basis designation and resume recording rental income from such tenants on a straight-line basis at such time it believes collection from the tenants is probable based upon a demonstrated payment history, improved liquidity, the addition of credit-worthy guarantors or a recapitalization event.

The Company had net billed contractual tenant accounts receivable of $12.3 million at March 31, 2021.  During the three months ended March 31, 2021, the Company recorded net uncollectible revenue that resulted in rental income of $1.4 million (the Company’s share of unconsolidated joint ventures was $0.3 million) primarily due to rental income paid in 2021 related to outstanding receivables in 2020 from tenants on the cash basis of accounting.  The Company’s share of lease modification adjustments for unconsolidated joint ventures was not material.  The aggregate amount of uncollectible revenue reported during the quarter primarily was due to the impact of the COVID-19 pandemic.

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income, primarily composed of theater income, and is recognized in the period earned as follows (in thousands):

	Three Months
	Ended March 31,
	2021	2020
Revenue from contracts:
Asset and property management fees	$6,575	$9,325
Leasing commissions	1,017	2,996
Development fees	113	870
Disposition fees	—	1,556
Total revenue from contracts with customers	7,705	14,747
Other property income:
Other	544	2,034
Total fee and other income	$8,249	$16,781

3.	Investments in and Advances to Joint Ventures

At both March 31, 2021 and December 31, 2020, the Company had ownership interests in various unconsolidated joint ventures that had investments in 59 shopping center properties.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2021	December 31, 2020
Condensed Combined Balance Sheets
Land	$441,412	$441,412
Buildings	1,259,441	1,258,879
Fixtures and tenant improvements	143,736	137,663
	1,844,589	1,837,954
Less: Accumulated depreciation	(504,904)	(492,288)
	1,339,685	1,345,666
Construction in progress and land	2,506	58,201
Real estate, net	1,342,191	1,403,867
Cash and restricted cash	47,258	35,212
Receivables, net	20,336	25,719
Other assets, net	62,116	61,381
	$1,471,901	$1,526,179

Mortgage debt	$1,029,240	$1,029,579
Notes and accrued interest payable to the Company	4,707	4,375
Other liabilities	58,888	57,349
	1,092,835	1,091,303
Accumulated equity	379,066	434,876
	$1,471,901	$1,526,179

Company's share of accumulated equity	$66,852	$72,555
Basis differentials	5,652	1,644
Deferred development fees, net of portion related to the Company's interest	(1,229)	(1,277)
Amounts payable to the Company	4,707	4,375
Investments in and Advances to Joint Ventures, net	$75,982	$77,297

	Three Months
	Ended March 31,
	2021	2020
Condensed Combined Statements of Operations
Revenues from operations	$50,560	$85,621
Expenses from operations:
Operating expenses	14,417	24,415
Impairment charges	—	31,720
Depreciation and amortization	17,117	30,104
Interest expense	10,947	17,755
Preferred share expense	—	4,530
Other expense, net	2,964	4,657
	45,445	113,181
Income (loss) before gain on disposition of real estate	5,115	(27,560)
Gain on disposition of real estate, net	28,401	8,906
Net income (loss) attributable to unconsolidated joint ventures	$33,516	$(18,654)
Company's share of equity in net income of joint ventures	$4,323	$2,015
Basis differential adjustments(A)	62	156
Equity in net income of joint ventures	$4,385	$2,171
(A)

The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains, differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

The impact of the COVID-19 pandemic on revenues and receivables for the Company’s joint ventures is more fully described in Note 2.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income are as follows (in millions):

	Three Months
	Ended March 31,
	2021	2020
Revenue from contracts:
Asset and property management fees	$2.6	$4.5
Development fees, leasing commissions and other	0.4	2.6
	3.0	7.1
Other:
Interest income(A)	—	3.5
Other	0.4	0.7
	0.4	4.2
	$3.4	$11.3
(A)	Interest income recorded in 2020 related to preferred equity interests of two joint ventures which were transferred or redeemed in the fourth quarter of 2020.

Disposition of Undeveloped Land

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation.  The net proceeds include $6.1 million that are held in escrow of which $4.1 million is expected to be released to the Company pending receipt of certain tax clearance certificates from the Canadian taxing authorities, and the remaining $2.0 million is considered contingent and should be released upon final dissolution of the partnership.  The Company recorded an aggregate gain on the transaction of $16.7 million which included its $2.8 million share of the gain reported by the joint venture, as well as $13.9 million related to the promoted interest on the disposition of the investment and write-off of the accumulated foreign currency translation.
4.	Investment in and Advances to Affiliate

The Company has a preferred investment in Retail Value Inc. (“RVI”) of $190.0 million.  Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	Three Months
	Ended March 31,
	2021	2020
Revenue from contracts with RVI:
Asset and property management fees	$4.0	$4.8
Leasing commissions	0.8	1.2
Disposition fees	—	1.6
Total revenue from contracts with RVI	$4.8	$7.6

5.	Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Intangible assets:
In-place leases, net	$52,576	$56,756
Above-market leases, net	7,791	8,387
Lease origination costs	4,650	4,974
Tenant relationships, net	19,063	20,301
Total intangible assets, net(A)	84,080	90,418
Operating lease ROU assets	20,047	20,604
Other assets:
Prepaid expenses	14,252	7,416
Other assets	2,931	2,348
Deposits	4,003	3,767
Deferred charges, net	5,639	6,137
Total other assets, net	$130,952	$130,690

Below-market leases, net (other liabilities)	$55,748	$57,348
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $5.6 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively.

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below):

	Carrying Amount at March 31, 2021	Weighted-Average Interest Rate at March 31, 2021	Maturity Date at March 31, 2021
Unsecured Credit Facility	$—	N/A	January 2024
PNC Facility	—	N/A	January 2024

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained and certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level, and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2021.

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

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at March 31, 2021) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at March 31, 2021).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at March 31, 2021.

7.	Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of debt.  The fair market value of senior notes is determined using a pricing model to approximate the trading price of the Company’s public debt.  The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value.  The Company’s senior notes and all other debt are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,450,152	$1,555,838	$1,449,613	$1,549,866
Revolving Credit Facilities and term loan	99,679	100,000	234,635	235,000
Mortgage Indebtedness	230,632	231,916	249,260	250,624
	$1,780,463	$1,887,754	$1,933,508	$2,035,490

8.	Equity

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.5 million.  The Company declared common share dividends of $0.11 per share and $0.20 per share for the three months ended March 31, 2021 and 2020, respectively.
9.	Other Comprehensive Income

The changes in Accumulated Other Comprehensive (Loss) Income by component are as follows (in thousands):

Foreign Currency Items
Balance, December 31, 2020	$(2,682)
Other comprehensive loss before reclassifications	(1)
Reclassification adjustment for foreign currency translation(A)	2,683
Net current-period other comprehensive income	2,682
Balance, March 31, 2021	$—
(A)	Represents the release of foreign currency translation related to the sale of a parcel of undeveloped land in Richmond Hill, Ontario owned by one of the Company’s joint ventures (Note 3).
10.	Impairment Charges

For the three months ended March 31, 2021 and 2020, the Company recorded impairment charges and reserves of $7.3 million and $18.1 million, respectively, based on the difference between the carrying value of the assets or investments and the estimated fair market value.  In 2021, the impairment charge recorded was triggered by a change in the hold period assumptions for an asset considered for sale and in 2020 the impairments were as a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures that were transferred or redeemed in the fourth quarter of 2020.

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

The following table presents information about the Company’s impairment charges on financial assets that were measured on a fair value basis for the three months ended March 31, 2021.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
March 31, 2021
Long-lived assets held and used	$—	$—	$10.0	$10.0	$7.3

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation			Weighted
Description	March 31, 2021	Technique	Unobservable Inputs	Range	Average
Impairment of consolidated assets	$10.0	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
(A)

Fair value measurement based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by third parties to determine these estimated fair values.

11.	Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2021	2020
Numerators – Basic and Diluted
Net income	$16,181	$34,628
Income attributable to non-controlling interests	(173)	(295)
Preferred dividends	(5,133)	(5,133)
Earnings attributable to unvested shares and OP units	(115)	(149)
Net income attributable to common shareholders after allocation to participating securities	$10,760	$29,051
Denominators – Number of Shares
Basic—Average shares outstanding	198,534	193,726
Assumed conversion of dilutive securities	911	—
Diluted—Average shares outstanding	199,445	193,726
Earnings Per Share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

For the three months ended March 31, 2021, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2021, March 2020 and March 2019 were considered in the computation of dilutive EPS.  For the three months ended March 31, 2020, the PRSUs issued in March 2020, March 2019 and March 2018 were anti-dilutive, and therefore, not considered in the computation of diluted EPS.  For the three months ended March 31, 2021 and 2020, the Company recorded a mark-to-market adjustment of $5.6 million as expense and $2.2 million as income, respectively, in connection with the PRSUs granted in March 2018.  In March 2021, the Company issued 570,295 common shares in settlement of certain PRSUs granted in 2018 and 2020.

12.	Subsequent Events

In April 2021, the Company redeemed all $150.0 million aggregate liquidation preference of its 6.250% Class K Cumulative Redeemable Preferred Shares (the “Class K Preferred Shares”) at a redemption price of $500 per Class K Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $7.2049 per Class K Preferred Share (or $0.3602 per depositary share).  The Company will record a non-cash charge of $5.1 million to net income attributable to common shareholders in the second quarter of 2021, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid in capital upon original issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2020, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  As of March 31, 2021, the Company’s portfolio consisted of 138 shopping centers (including 60 shopping centers owned through joint ventures).  At March 31, 2021, the Company owned approximately 43.4 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 9.6 million total square feet of GLA owned by Retail Value Inc. (“RVI”).  At March 31, 2021, the aggregate occupancy of the Company’s shopping center portfolio was 88.6%, and the average annualized base rent per occupied square foot was $18.39, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2021	2020
Net income attributable to common shareholders	$10,875	$29,200
FFO attributable to common shareholders	$49,511	$47,422
Operating FFO attributable to common shareholders	$55,302	$61,150
Earnings per share – Diluted	$0.05	$0.15

For the three months ended March 31, 2021, net income attributable to common shareholders decreased compared to the same period in the prior year, primarily due to lower fee income, lower interest income, lower gain on sale of joint venture interests and higher impairment charges, partially offset by payments of 2020 rental income by cash basis tenants, the lower valuation allowance related to the Company’s preferred investments and lower debt extinguishment costs related to the redemption of the Senior Notes due 2022 in 2020.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  In addition, in order to safeguard the health of its employees and their families, the Company closed all of its offices in March 2020 and successfully transitioned to working remotely.  While the Company reopened its Corporate Headquarters in Cleveland, Ohio and select regional offices on a voluntary basis in October 2020, the majority of the Company’s employees continue to work remotely.  The Company has not established an official date for employees to return to the office on a full-time basis.  To date, the Company’s leasing and administrative operations have not been significantly impacted by the pandemic as the Company’s significant investments in its IT infrastructure and systems in prior years facilitated the transition to a remote working environment.

As of April 16, 2021, all of the Company’s properties remain open and operational with 99% of tenants, at the Company’s share and based on average base rents, open for business. This compares to an open rate low of 45% in April 2020.  The theater sector is the primary tenant category that currently is still not fully reopened.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents for April 2020 through the end of 2020.  The Company’s collection rates showed significant improvement in the second half of 2020 and continuing into the first quarter of 2021.  A majority of tenants, including tenants previously on the cash basis of accounting, have resumed repaying their monthly rent and are repaying deferred rents from prior periods.  The Company had net billed contractual tenant accounts receivable of $12.3 million at March 31, 2021.  The Company’s pro rata share of unconsolidated joint ventures’ contractual accounts receivable was $1.3 million at March 31, 2021.

The quarterly rent payment rates as of April 16, 2021, determined on a pro rata basis, for assets owned as of March 31, 2021, for each quarterly reporting period since March 2020 and updated for subsequent cash receipts, are reflected as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021
As of April 16, 2021	84%	89%	95%	96%
As of February 12, 2021	79%	88%	94%	N/A
As of October 23, 2020	70%	84%	N/A	N/A
As of July 24, 2020	64%	N/A	N/A	N/A

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

Although rent collection levels continued to improve through March 2021, collection levels remained below historical averages during the first quarter of 2021, and future rent collections may be negatively impacted by any surges in COVID-19 contagion, the discovery of new COVID-19 variants or delays in the administration or effectiveness of COVID-19 vaccines, and any implementation of additional restrictions on tenant businesses as a result thereof.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably determined or forecasted at this time.  For a further discussion of the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Company Activity

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaptation of existing square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include opportunistic investments and tactical redevelopment.  Management intends to use retained cash flow and proceeds from the sale of lower growth assets and other investments and its March 2021 equity offering to fund opportunistic investing and tactical redevelopment activity.

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million after accounting for customary closing costs and foreign currency translation.

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.5 million which were used in part, in April 2021 to redeem all of its 6.250% Class K Cumulative Redeemable Preferred Shares (the “Class K Preferred Shares”) having an aggregate liquidation preference of $150.0 million.

During the first three months of 2021, the Company sold a land parcel and the Hobby Lobby pad of a shopping center for an aggregate sales price of $11.5 million.

Company Operational Highlights

During the three months ended March 31, 2021, the Company completed the following operational activities:

•

Leased approximately 1.0 million square feet of GLA including 59 new leases and 86 renewals for a total of 145 leases.  As of March 31, 2021, the remaining 2021 lease expirations aggregated approximately 1.3 million square feet of GLA (representing approximately 60% of total annualized base rent of 2021 expiring leases as of December 31,2020), as compared to 2.1 million square feet of GLA as of December 31, 2020;

•

At December 31, 2020, the Company had 345 leases expiring in 2021, with an average base rent per square foot of $19.59, on a pro rata basis.  For the comparable leases executed in the three months ended March 31, 2021, the Company generated positive leasing spreads on a pro rata basis of 14.9% for new leases and negative leasing spreads of 4.2% for renewals.  Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity.  Renewal spreads in the first quarter of 2021 were impacted by the Company’s decision to prioritize occupancy. The Company may experience additional pressure on leasing spreads in future quarters in order to maintain occupancy. The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;

•

The Company’s total portfolio average annualized base rent per square foot decreased to $18.39 at March 31, 2021, on a pro rata basis, as compared to $18.50 at December 31, 2020 and $18.49 at March 31, 2020 due to the impact of the strategic renewals discussed above;

•

The aggregate occupancy of the Company’s operating shopping center portfolio was 88.6% at March 31, 2021, on a pro rata basis, as compared to 89.0% at December 31, 2020 and 90.1% at March 31, 2020; the occupancy decline since December 2020 was primarily due to the sale of a portion of a shopping center that was 100% occupied as well as two anchor tenant lease expirations and

•

For new leases executed during the three months ended March 31, 2021, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $7.65 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.81 per rentable square foot in 2020.  The Company generally does not expend a significant amount of capital on lease renewals.

2021 RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2020, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Rental income(A)	$119,890	$112,529	$7,361
Fee and other income(B)	8,249	16,781	(8,532)
Total revenues	$128,139	$129,310	$(1,171)
(A)	The following table summarizes the key components of the 2021 rental income as compared to 2020 (in thousands):

	Three Months
	Ended March 31,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income(1)	$86,259	$80,710	$5,549
Recoveries from tenants(2)	30,595	27,199	3,396
Uncollectible revenue(3)	1,398	(489)	1,887
Lease termination fees, ancillary and other rental income	1,638	5,109	(3,471)
Total contractual lease payments	$119,890	$112,529	$7,361
(1)	The changes in base and percentage rental income were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$(1.7)
Acquisition of shopping centers	6.0
Redevelopment properties	0.2
Straight-line rents	1.0
Total	$5.5

For the three months ended March 31, 2021, the increase in straight-line rents relative to the first quarter of 2020 was due to charges recorded by the Company in March 2020 to straight-line revenue primarily related to write-offs associated with credit risk tenants primarily triggered by the impacts of the COVID-19 pandemic.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio.

	Pro Rata Combined Shopping Center Portfolio March 31,
	2021	2020
Centers owned (at 100%)	138	148
Aggregate occupancy rate	88.6%	90.1%
Average annualized base rent per occupied square foot	$18.39	$18.49

	Wholly-Owned Shopping Centers March 31,
	2021	2020
Centers owned	78	69
Aggregate occupancy rate	89.0%	90.2%
Average annualized base rent per occupied square foot	$18.62	$18.86

	Joint Venture Shopping Centers March 31,
	2021	2020
Centers owned	60	79
Aggregate occupancy rate	86.8%	89.0%
Average annualized base rent per occupied square foot	$15.24	$15.10

At March 31, 2021 and 2020, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.2% and 92.7%, respectively, and the average annualized base rent per occupied square foot was $18.79 and $18.77, respectively.

(2)

Recoveries from tenants for the Comparable Portfolio Properties were approximately 79.7% and 79.1% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2021 and 2020, respectively.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns.  For the three months ended March 31, 2021, net amount reported was income primarily due to rental income paid in 2021 related to outstanding receivables in 2020 from tenants on the cash basis of accounting.

(B)

Decrease primarily relates to the transfer and redemption of two joint ventures in the fourth quarter of 2020 and the sale of a third joint venture in the first quarter of 2020.  The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management, including the number of assets owned by RVI, or the fee structures applicable to such arrangements will impact the amount of revenue recorded in future periods.  Such changes could occur because the Company’s property management agreements contain termination provisions and RVI and the Company’s joint venture partners could dispose of shopping centers under the Company’s management.  The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Operating and maintenance(A)	$20,216	$18,480	$1,736
Real estate taxes(A)	19,664	17,657	2,007
Impairment charges(B)	7,270	—	7,270
General and administrative(C)	17,395	11,376	6,019
Depreciation and amortization(A)	45,560	42,993	2,567
	$110,105	$90,506	$19,599
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$0.2	$0.3	$(2.6)
Acquisition of shopping centers	1.5	1.9	4.7
Redevelopment properties	—	(0.2)	0.5
	$1.7	$2.0	$2.6

Change in depreciation and amortization for the Comparable Portfolio Properties is a result of accelerated depreciation from tenant bankruptcies in 2020.

(B)

Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10 “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses (including mark-to-market activity for the PRSUs) for the three months ended March 31, 2021 and 2020 were approximately 8.0% and 4.2% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  For the three months ended March 31, 2021 and 2020, the Company recorded $5.6 million of expense and $2.2 million of income, respectively, related to the mark-to-market adjustment for certain PRSUs which were granted in 2018 and settled in March 2021. Excluding this mark‑to‑market activity, general and administrative expenses for the three months ended March 31, 2021 and 2020 were 5.4% and 5.1%, respectively, of total revenues.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Interest expense(A)	$(19,395)	$(20,587)	$1,192
Other expense, net(B)	(366)	(13,924)	13,558
	$(19,761)	$(34,511)	$14,750
(A)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Three Months
	Ended March 31,
	2021	2020
Weighted-average debt outstanding (in billions)	$1.9	$2.0
Weighted-average interest rate	4.0%	4.0%

The Company’s overall balance sheet strategy is to continue to maintain liquidity and low leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 3.9% and 3.4% at March 31, 2021 and 2020, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.  The decrease in the amount of interest costs capitalized is a result of a reduction in redevelopment activity as a result of the COVID‑19 pandemic.

(B)

Decrease as a result of lower debt extinguishment costs related to the redemption of the Senior Notes due 2022 in 2020 partially offset by interest income recorded in 2020 as a result of the transfer and redemption of the preferred equity investments in two joint ventures in the fourth quarter of 2020.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Equity in net income of joint ventures(A)	$4,385	$2,171	$2,214
Reserve of preferred equity interests, net(B)	—	(18,057)	18,057
Gain on sale of joint venture interest(C)	13,908	45,681	(31,773)
(Loss) gain on disposition of real estate, net	(20)	773	(793)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(365)	(233)	(132)
Income attributable to non-controlling interests, net	(173)	(295)	122
(A)

The increase primarily was the result of the gain on sale of undeveloped land in Richmond Hill, Ontario, owned by one of the Company’s joint ventures, discussed below, offset by the transfer and redemption of two joint ventures in the fourth quarter of 2020, the sale of a third joint venture in the first quarter of 2020 and other asset sales in 2020, plus the impact of the COVID-19 pandemic.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

(B)	Decrease as a result of the transfer and redemption of the preferred equity investments in two joint ventures in the fourth quarter of 2020.
(C)

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation.  The net gain of $13.9 million reported in this line item related to the Company’s promoted interest on the investment disposition, as well as the write-off of the accumulated foreign currency translation.

Net Income (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Net income attributable to SITE Centers	$16,008	$34,333	$(18,325)

The decrease in net income attributable to SITE Centers as compared to the prior-year period primarily was attributable to lower fee income, lower interest income, lower gains on sale of joint venture interest and higher impairment charges, partially offset by payments of 2020 rental income by cash basis tenants, lower debt extinguishment costs related to the redemption of the Senior Notes due in 2022 in 2020 and lower valuation allowance related to the Company’s preferred investments.

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

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance.  Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO.  Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio.  Such adjustments include gains/losses on the early extinguishment of debt, certain transaction fee income, transaction costs and other restructuring type costs.  The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2021	2020	$ Change
FFO attributable to common shareholders	$49,511	$47,422	$2,089
Operating FFO attributable to common shareholders	55,302	61,150	(5,848)

The increase in FFO for the three months ended March 31, 2021, primarily was attributable to lower debt extinguishment costs and payments of 2020 rental income in 2021 by cash basis tenants partially offset by lower fee income and lower interest income and the higher mark-to-market expense on the PRSUs.  The change in Operating FFO primarily was due to the same factors impacting FFO, except that the add back of debt extinguishments costs resulted in an overall decrease of Operating FFO.

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

	Three Months
	Ended March 31,
	2021	2020
Net income attributable to common shareholders	$10,875	$29,200
Depreciation and amortization of real estate investments	44,188	41,619
Equity in net income of joint ventures	(4,385)	(2,171)
Joint ventures' FFO(A)	5,435	7,143
Non-controlling interests (OP Units)	16	28
Impairment of real estate	7,270	—
Reserve of preferred equity interests	—	18,057
Gain on sale of joint venture interest	(13,908)	(45,681)
Loss (gain) on disposition of real estate, net	20	(773)
FFO attributable to common shareholders	49,511	47,422
RVI disposition and refinancing fees	—	(1,556)
Mark-to-market adjustment (PRSUs)	5,589	(2,167)
Debt extinguishment and other, net	202	17,409
Joint ventures – debt extinguishment and other, net	—	42
Non-operating items, net	5,791	13,728
Operating FFO attributable to common shareholders	$55,302	$61,150

(A)

At March 31, 2021 and 2020, the Company had an economic investment in unconsolidated joint ventures which owned 59 and 78 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2021	2020
Net income (loss) attributable to unconsolidated joint ventures	$33,516	$(18,654)
Depreciation and amortization of real estate investments	17,117	30,104
Impairment of real estate	—	31,720
Gain on disposition of real estate, net	(28,401)	(8,906)
FFO	$22,232	$34,264
FFO at SITE Centers' ownership interests	$5,435	$7,143
Operating FFO at SITE Centers' ownership interests	$5,435	$7,185

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020	2021	2020
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$16,008	$34,333	$16,008	$34,333
Fee income	(8,152)	(15,228)	(8,152)	(15,228)
Interest expense	19,395	20,587	19,395	20,587
Depreciation and amortization	45,560	42,993	45,560	42,993
General and administrative	17,395	11,376	17,395	11,376
Other expense, net	366	13,924	366	13,924
Impairment charges	7,270	—	7,270	—
Equity in net income of joint ventures	(4,385)	(2,171)	(4,385)	(2,171)
Reserve of preferred equity interests	—	18,057	—	18,057
Tax expense	365	233	365	233
Gain on sale of joint venture interest	(13,908)	(45,681)	(13,908)	(45,681)
Loss (gain) on disposition of real estate, net	20	(773)	20	(773)
Income from non-controlling interests	173	295	173	295
Consolidated NOI	$80,107	$77,945	$80,107	$77,945
SITE Centers' consolidated joint venture	—	—	(368)	(476)
Consolidated NOI, net of non-controlling interests	$80,107	$77,945	$79,739	$77,469

Net income (loss) from unconsolidated joint ventures	$33,516	$(18,654)	$4,378	$1,981
Interest expense	10,947	17,755	2,701	3,329
Depreciation and amortization	17,117	30,104	3,884	5,196
Impairment charges	—	31,720	—	1,586
Preferred share expense	—	4,530	—	227
Other expense, net	2,964	4,657	742	936
Gain on disposition of real estate, net	(28,401)	(8,906)	(2,841)	(1,739)
Unconsolidated NOI	$36,143	$61,206	$8,864	$11,516

Total Consolidated + Unconsolidated NOI			$88,603	$88,985
Less: Non-Same Store NOI adjustments			1,102	1,973
Total SSNOI including redevelopment			$89,705	$90,958
Less: Redevelopment Same Store NOI adjustments			(3,191)	(2,572)
Total SSNOI excluding redevelopment			$86,514	$88,386

SSNOI % Change including redevelopment			(1.4%)
SSNOI % Change excluding redevelopment			(2.1%)

The decrease in SSNOI at the Company’s effective ownership interest for the three months ended March 31, 2021 as compared to 2020, primarily was due to the impact of the COVID-19 pandemic (including the impact of placing an increased number of tenants on the cash basis of accounting since the first quarter of 2020), tenant bankruptcies and decreased tenant settlements that were not offset entirely by the favorable impact of current quarter cash receipts of 2020 billings to cash basis tenants.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.8 billion at March 31, 2021, compared to $1.9 billion at December 31, 2020.

The Company had an unrestricted cash balance of $190.8 million at March 31, 2021, due to the cash proceeds from the March 2021 common stock offering discussed below, no outstanding balance on Revolving Credit Facilities, and accordingly, availability under the Revolving Credit Facilities of $970.0 million (subject to satisfaction of applicable borrowing conditions).  The Company has $6.0 million of consolidated mortgage debt, at its share, maturing during the remainder of 2021, $140.6 million of consolidated mortgage debt, at its share, maturing in 2022 and no unsecured debt maturities prior to 2023. The Company’s unconsolidated joint ventures have $89.6 million of mortgage debt at the Company’s share maturing in the remainder of 2021, and $43.7 million of mortgage debt at the Company’s share maturing in 2022.  As of March 31, 2021, the Company anticipates that it has approximately $22 million to fund on its pipeline of identified redevelopment projects.  The Company declared a dividend of $0.11 per share in the first quarter, which was paid on April 6, 2021.  The Company believes it has sufficient liquidity to operate its business at this time.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new lenders agree to existing terms of the facility or existing lenders increase their incremental commitments) and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), and has terms substantially the same as those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at March 31, 2021), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at March 31, 2021).  The Company also pays an annual facility fee of 20 basis points on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2021, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company is closely monitoring the impact of the COVID-19 pandemic on its business and the Company believes it will continue to operate in compliance with these covenants.

Consolidated Indebtedness – as of March 31, 2021

As discussed above, the Company is committed to maintaining low leverage and may utilize proceeds from equity offerings or the sale of properties or other investments to repay additional debt.  These sources of funds could be affected by various risks and uncertainties.  No assurance can be provided that the Company’s debt obligations will be refinanced or repaid as currently anticipated.  See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of March 31, 2021

The outstanding indebtedness of the Company’s unconsolidated joint ventures at March 31, 2021, which matures in the subsequent 13-month period (i.e. through April 30, 2022), is as follows (in millions):

	Outstanding at March 31, 2021	At SITE Centers' Share
DDR Domestic Retail Fund I(A)	$274.2	$54.8
RVIP IIIB(B)	63.4	16.3
Sun Center Limited(C)	19.0	15.1
DDR SAU Retail Fund LLC(D)	16.9	3.4
Total debt maturities through April 2022	$373.5	$89.6
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)	Expected to be refinanced.
(C)	Expected to enter into an extension agreement with the lender or refinanced.
(D)	Expected to enter into an extension agreement with the lender.

Subject to the uncertain impact of the COVID-19 pandemic on capital and transactions markets, it is expected that the joint ventures will fund these obligations from refinancing opportunities, including extension options or possible asset sales. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  Similar to SITE Centers, the Company’s joint ventures experienced a reduction in rent collections, beginning in the second quarter of 2020, as a result of the impact of the COVID-19 pandemic.  Depending on the duration of the impact of the COVID‑19 pandemic, and subject to discussions with applicable lenders, reduced rent collections may cause one or more of these joint ventures to be unable to satisfy applicable covenants, financial tests, debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2021	2020
Cash flow provided by operating activities	$56,110	$35,850
Cash flow provided by investing activities	10,539	129,139
Cash flow provided by financing activities	52,639	330,234

Changes in cash flow for the three months ended March 31, 2021, compared to the prior comparable period, are as follows:

Operating Activities:  Cash provided by operating activities increased $20.3 million primarily due to the following:

•	Increase in cash collected from tenants and
•	Reduction in fees earned from joint ventures and managed properties.

Investing Activities:  Cash provided by investing activities decreased $118.6 million primarily due to the following:

•	Decrease in proceeds from disposition of real estate and joint venture interests of $114.2 million and
•	Decrease in net cash distributions from joint ventures of $1.8 million.

Financing Activities:  Cash provided by financing activities decreased $277.6 million primarily due to the following:

•	Decrease in debt proceeds net of repayments of $536.6 million;
•	Decrease in dividends paid of $29.2 million and
•	Increase in proceeds from the March 2021 common share offering, ($225.5 million net of expenses).

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

Dividend Distribution

The Company declared common and preferred cash dividends of $28.3 million and $44.0 million for the three months ended March 31, 2021 and 2020, respectively.  The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2021 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.11 per common share for the three months ended March 31, 2021, which was paid on April 6, 2021.  The Board of Directors intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity during the pendency of the COVID-19 pandemic and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

Common Shares and Common Share Repurchase Program

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.5 million which were used in part, in April 2021 to redeem all of its Class K Preferred Shares having an aggregate liquidation preference of $150.0 million.

The Company has a $250.0 million continuous equity program.  At April 19, 2021, the Company had all $250.0 million available for the future issuance of common shares under that program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through April 19, 2021, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million, or $11.33 per share.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to monitoring liquidity and maintaining low leverage in an effort to lower its overall risk profile.  Equity offerings, asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Equity Transactions

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.5 million.

In April 2021, the Company redeemed all $150.0 million aggregate liquidation preference of its Class K Preferred Shares at a redemption price of $500 per Class K Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $7.2049 per Class K Preferred Share (or $0.3602 per depositary share).  The Company will record a non-cash charge of $5.1 million to net income attributable to common shareholders in the second quarter of 2021, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid in capital upon original issuance.

Proceeds from Transactional Activity

During the three months ended March 31, 2021, the Company sold a land parcel and the Hobby Lobby pad of a shopping center.  These sales collectively generated proceeds totaling $11.5 million.

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation.  The net proceeds include $6.1 million that are held in escrow of which $4.1 million is expected to be released to the Company pending receipt of certain tax clearance certificates from the Canadian taxing authorities, and the remaining $2.0 million is considered contingent and should be released upon final dissolution of the partnership. The Company recorded an aggregate gain on the transaction of $16.7 million which included its $2.8 million share of the gain reported by the joint venture, as well as $13.9 million related to the promoted interest on the disposition of the investment and write-off of the accumulated foreign currency translation.  Subsequent to the transaction, the Company has no other direct investments outside the United States.

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

Redevelopment Opportunities

One key component of the Company’s long-term strategic plan will be the evaluation of additional redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate.  The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  At March 31, 2021, the Company anticipates that it has approximately $22 million to fund on its pipeline.

The Company’s consolidated land holdings are classified in two separate line items on the Company’s consolidated balance sheets included herein, (i) Land and (ii) Construction in Progress and Land.  At March 31, 2021, the $947.4 million of Land primarily consisted of land that is part of the Company’s shopping center portfolio.  However, this amount also includes a small portion of vacant land composed primarily of outlots or expansion pads adjacent to the shopping center properties.  Approximately 130 acres of this land, which has a recorded cost basis of approximately $15 million, is available for future development or sale.

Included in Construction in Progress and Land at March 31, 2021 was approximately $4 million of recorded costs related to undeveloped land being marketed for sale for which active construction never commenced or was previously ceased.  The Company evaluates these assets each reporting period and records an impairment charge equal to the difference between the current carrying value and fair value when the expected undiscounted cash flows are less than the asset’s carrying value.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at March 31, 2021, the Company had invested approximately $47 million in various consolidated active redevelopment and other projects.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At March 31, 2021, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2021
1000 Van Ness (San Francisco, California)	4Q21	$4,810	$—
Woodfield Village Green (Chicago, Illinois)	TBD	—	395
Sandy Plains Village (Atlanta, Georgia)	TBD	—	1,396
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,198
Total		$4,810	$2,989

At March 31, 2021, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2021
Shoppers World (Boston, Massachusetts)	4Q23	$5,420	$108
University Hills (Denver, Colorado)	4Q23	4,589	274
Hamilton Marketplace (Trenton, New Jersey)	4Q22	3,843	877
The Collection at Brandon Boulevard (Tampa, Florida)	3Q21	2,020	1,609
Chapel Hills (Denver, Colorado)	3Q21	1,424	1,247
West Bay Plaza (Cleveland, Ohio)	4Q22	335	55
Other Tactical Projects	N/A	16,070	12,178
Total		$33,701	$16,348

No major redevelopment assets have been completed to date in 2021.  For tactical redevelopment assets completed in 2021, the assets placed in service were completed at a cost of approximately $400 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.0 billion and $1.4 billion at March 31, 2021 and 2020, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentations.

CAPITALIZATION

At March 31, 2021, the Company’s capitalization consisted of $1.8 billion of debt, $325.0 million of preferred shares and $2.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $13.56, the closing price of the Company’s common shares on the New York Stock Exchange on March 31, 2021), resulting in a debt to total market capitalization ratio of 0.36 to 1.0, as compared to the ratio of 0.63 to 1.0 at March 31, 2020.  The closing price of the Company’s common shares on the New York Stock Exchange was $5.21 at March 31, 2020.  At March 31, 2021 and 2020, the Company’s total debt consisted of $1.6 billion and $1.5 billion of fixed-rate debt, respectively, and $0.2 billion and $0.8 billion of variable-rate debt, respectively.  On April 7, 2021, the Company redeemed all $150 million aggregate liquidation preference of its outstanding Class K Preferred Shares.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no consolidated debt maturing until December 2021.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

RVI Guaranty

In 2018, the Company provided an unconditional guaranty to PNC Bank with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC Bank which matures in February 2022.  RVI has agreed to reimburse the Company for any amounts paid by it to PNC Bank pursuant to the guaranty plus interest at a contracted rate and to pay an annual commitment fee to the Company on account of the guaranty.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $18.6 million for its consolidated properties at March 31, 2021.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2021, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.9 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite bankruptcies and the increase of e-commerce distribution, the Company saw continued demand from a broad range of tenants for its space in early 2020, particularly in the off-price sector, which the Company believes reflects an increasingly value-oriented consumer.  This demand was evidenced by leasing activity in January and February of 2020 that was relatively consistent with recent historical levels.  The COVID-19 pandemic caused a slowdown in lease activity in March 2020, which continued late into the second quarter of 2020.  The Company experienced strong momentum in new lease discussions and renewal negotiations with tenants in the second half of 2020, which continued through the first quarter 2021.  Ultimately, the Company executed new leases and renewals aggregating approximately 0.7 million square feet of space for the three months ended March 31, 2021, on a pro rata basis, which exceeded first quarter 2020 leasing levels.  Although, there may be some additional disruption among existing tenants due to the continuing impact of the COVID-19 pandemic, the Company believes that recent strong leasing volumes are attributable to the location of the Company’s portfolio in suburban, high household income communities (which have been impacted less by the pandemic on a relative basis) and to national tenants’ increasing emphasis and reliance on physical store locations to improve the spread and efficiency of fulfillment of online purchases.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 6.1%). Other significant tenants include Dick’s Sporting Goods, Ulta, Bed Bath & Beyond, Best Buy, Nordstrom Rack, Five Below, Ross Stores, Kroger, Whole Foods and Home Depot, all of which have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases.  The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment.  The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its historical property income growth and consistent growth in average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At March 31, 2021 and December 31, 2020, the shopping center portfolio occupancy, on a pro rata basis, was 88.6% and 89.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $18.39 and $18.50, respectively.  The Company’s portfolio has been impacted by tenant bankruptcies and lease expirations (which have increased in number and pace following the onset of the COVID-19 pandemic) and the Company has had to invest capital to re-lease anchor units; however, the per square foot cost to do so has been predominantly consistent with the Company’s historical trends.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during the three months ended March 31, 2021 and 2020, on a pro rata basis, was $2.71 and $1.83 per rentable square foot, respectively.  The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector has been significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time. As of April 16, 2021, approximately 99% of the Company’s tenants (at the Company’s share and based on average base rents) were open for business, up from a low of 45% in early April 2020.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents for April 2020 through March 2021. As of April 16, 2021, the Company’s quarterly rent payment rates, for assets owned at March 31, 2021, determined on a pro rata basis (at the Company’s share), are as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021
As of April 16, 2021	84%	89%	95%	96%

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

The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants. In addition, the Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations through March 2021 and has agreed to terms on rent-deferral arrangements (and in a smaller number of cases, rent abatements) with a significant number of tenants.  Agreed-upon rent-deferral arrangements relating to 2020 and 2021 base rents that remain unpaid for assets owned as of March 31, 2021, represented the following percentages of quarterly based rents (at the Company’s share), including tenants on a cash basis, compared to what the Company reported in its Annual Report on Form 10-K for the year ended December 31, 2020 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021
As of April 16, 2021	6%	8%	1%	1%
As of February 12, 2021	11%	8%	2%	N/A
As of October 23, 2020	16%	8%	N/A	N/A

A significant portion of the Company’s tenants are repaying deferred rent pursuant to agreed-upon deferral arrangements resulting in the decrease in the amount of unpaid rent still outstanding.  A majority of the remaining deferred rents are expected to be repaid by year-end 2021.

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic or the ultimate level of collections of rents and other unpaid amounts owed by tenants that were deferred or unpaid during 2020.  However, the level and pace of collections of such deferred rents and other unresolved amounts exceeded management’s expectations during the first quarter of 2021, especially with respect to collections from tenants previously placed on the cash basis of accounting. If new surges in contagion were to occur, or if new COVID-19 variants were to be discovered which are resistant to vaccines, the Company’s recent success in the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations in the future.  Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, fitness and local restaurants.  For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The impact of the COVID-19 pandemic may also exacerbate the risks discussed therein and herein, any of which could have a material effect on the Company.

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

•

Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, a partner or co‑venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture or may seek to terminate the joint venture, resulting in a loss to the Company of property revenues and management fees.  The partner could cause a default under the joint venture loan for reasons outside the Company’s control.  Furthermore, the Company could be required to reduce the carrying value of its equity investments, including preferred investments, if a loss in the carrying value of the investment is realized;

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2021				December 31, 2020
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,593.1	4.5	4.1%	89.5%	$1,602.4	4.7	4.1%	82.9%
Variable-Rate Debt	$187.4	1.3	1.7%	10.5%	$331.1	1.9	1.5%	17.1%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2021				December 31, 2020
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$756.8	$177.9	2.7	4.4%	$757.5	$178.2	2.9	4.4%
Variable-Rate Debt	$272.4	$54.5	0.3	2.5%	$272.1	$54.4	0.5	2.5%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2021 and December 31, 2020, is summarized as follows (in millions):

	March 31, 2021			December 31, 2020
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,593.1	$1,700.1	$1,633.6	$1,602.4	$1,704.0	$1,634.3
Company's proportionate share of joint venture fixed-rate debt	$177.9	$182.0	$177.9	$178.2	$181.6	$177.2

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2021, would result in an increase in interest expense of approximately $0.5 million for the Company and $0.1 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three months ended March 31, 2021.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2021, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2021	134	$10.12	—	$—
February 1–28, 2021	38,461	12.87	—	—
March 1–31, 2021	293,708	13.56	—	—
Total	332,303	$13.48	—	$42.1

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of April 19, 2021, the Company had repurchased 5.1 million of its common shares in the aggregate at a cost of $57.9 million and a weighted-average cost of $11.33 per share under the program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Amended and Restated Employment Agreement dated as of February 17, 2021, by and between the Company and Conor Fennerty[1]

10.2	Form of 2021 Plan Performance-Based Restricted Share Units Award Memorandum – CEO and CFO[2]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[2]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[2]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[2]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL and included in Exhibit 101.
1	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021.
2	Submitted electronically herewith.
3	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: April 29, 2021