Form 10-Q
period 2021-09-30
SITE Centers Corp.
filed 2021-10-28
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, the registrant had 211,217,691shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2021

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Land	$962,872	$953,556
Buildings	3,533,242	3,488,499
Fixtures and tenant improvements	544,374	509,866
	5,040,488	4,951,921
Less: Accumulated depreciation	(1,536,248)	(1,427,057)
	3,504,240	3,524,864
Construction in progress and land	42,143	37,467
Total real estate assets, net	3,546,383	3,562,331
Investments in and advances to joint ventures, net	72,684	77,297
Investment in and advances to affiliate	190,121	190,035
Cash and cash equivalents	61,924	69,742
Restricted cash	3,414	4,672
Accounts receivable	59,910	73,517
Other assets, net	117,857	130,690
	$4,052,293	$4,108,284
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,451,229	$1,449,613
Term loan, net	99,767	99,635
Revolving credit facilities	—	135,000
	1,550,996	1,684,248
Mortgage indebtedness, net	241,561	249,260
Total indebtedness	1,792,557	1,933,508
Accounts payable and other liabilities	213,018	215,109
Dividends payable	28,251	14,844
Total liabilities	2,033,826	2,163,461
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	175,000	175,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2020	—	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 211,095,870 and 193,995,499 shares issued at September 30, 2021 and December 31, 2020, respectively	21,110	19,400
Additional paid-in capital	5,942,466	5,705,164
Accumulated distributions in excess of net income	(4,123,534)	(4,099,534)
Deferred compensation obligation	4,590	5,479
Accumulated other comprehensive loss	—	(2,682)
Less: Common shares in treasury at cost: 254,298 and 898,267 shares at September 30, 2021 and December 31, 2020, respectively	(4,815)	(11,319)
Total SITE Centers shareholders' equity	2,014,817	1,941,508
Non-controlling interests	3,650	3,315
Total equity	2,018,467	1,944,823
	$4,052,293	$4,108,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2021	2020
Revenues from operations:
Rental income	$120,569	$95,874
Fee and other income	13,872	9,680
	134,441	105,554
Rental operation expenses:
Operating and maintenance	18,562	15,775
Real estate taxes	19,160	16,542
General and administrative	11,727	13,664
Depreciation and amortization	44,669	41,148
	94,118	87,129
Other income (expense):
Interest expense	(19,170)	(18,089)
Other (expense) income, net	(524)	3,259
	(19,694)	(14,830)
Income before earnings from equity method investments and other items	20,629	3,595
Equity in net income of joint ventures	1,824	250
Adjustment of preferred equity interests, net	—	3,542
Gain on sale of joint venture interests	35	82
Gain on disposition of real estate, net	5,871	218
Income before tax expense	28,359	7,687
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(202)	(284)
Net income	$28,157	$7,403
Income attributable to non-controlling interests, net	(93)	(116)
Net income attributable to SITE Centers	$28,064	$7,287
Preferred dividends	(2,789)	(5,133)
Net income attributable to common shareholders	$25,275	$2,154

Per share data:
Basic	$0.12	$0.01
Diluted	$0.12	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2021	2020
Revenues from operations:
Rental income	$366,689	$306,482
Fee and other income	31,359	35,953
	398,048	342,435
Rental operation expenses:
Operating and maintenance	58,200	50,774
Real estate taxes	58,359	51,547
Impairment charges	7,270	—
General and administrative	41,547	38,542
Depreciation and amortization	137,446	125,014
	302,822	265,877
Other income (expense):
Interest expense	(57,701)	(58,487)
Other expense, net	(1,214)	(7,727)
	(58,915)	(66,214)
Income before earnings from equity method investments and other items	36,311	10,344
Equity in net income of joint ventures	11,059	908
Reserve of preferred equity interests, net	—	(19,393)
Gain on sale of joint venture interests	13,943	45,635
Gain on disposition of real estate, net	6,069	993
Income before tax expense	67,382	38,487
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,057)	(859)
Net income	$66,325	$37,628
Income attributable to non-controlling interests, net	(384)	(621)
Net income attributable to SITE Centers	$65,941	$37,007
Write-off of preferred share original issuance costs	(5,156)	—
Preferred dividends	(10,867)	(15,399)
Net income attributable to common shareholders	$49,918	$21,608

Per share data:
Basic	$0.24	$0.11
Diluted	$0.24	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income	$28,157	$7,403	$66,325	$37,628
Other comprehensive income:
Foreign currency translation, net	—	(3,916)	(1)	(4,409)
Reclassification adjustment for foreign currency translation included in net income	—	—	2,683	—
Change in cash flow hedges reclassed to earnings	—	—	—	1,172
Total other comprehensive income (loss)	—	(3,916)	2,682	(3,237)
Comprehensive income	$28,157	$3,487	$69,007	$34,391
Total comprehensive income attributable to non-controlling interests	(93)	(116)	(384)	(621)
Total comprehensive income attributable to SITE Centers	$28,064	$3,371	$68,623	$33,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2020	$325,000	$19,400	$5,705,164	$(4,099,534)	$5,479	$(2,682)	$(11,319)	$3,315	$1,944,823
Issuance of common shares related to stock plans	—	8	91	—	—	—	—	—	99
Issuance of common shares for cash offering	—	1,696	219,711	—	—	—	3,923	—	225,330
Stock-based compensation, net	—	—	10,425	—	(995)	—	3,085	—	12,515
Distributions to non-controlling interests	—	—	—	—	—	—	—	(33)	(33)
Redemption of preferred shares	(150,000)	—	5,137	(5,156)	—	—	—	—	(150,019)
Dividends declared-common shares	—	—	—	(48,795)	—	—	—	—	(48,795)
Dividends declared-preferred shares	—	—	—	(7,739)	—	—	—	—	(7,739)
Comprehensive income	—	—	—	37,877	—	2,682	—	291	40,850
Balance, June 30, 2021	175,000	21,104	5,940,528	(4,123,347)	4,484	—	(4,311)	3,573	2,017,031
Issuance of common shares related to stock plans	—	6	127	—	—	—	—	—	133
Issuance of common shares for cash offering	—	—	(164)	—	—	—	—	—	(164)
Stock-based compensation, net	—	—	1,975	—	106	—	(504)	—	1,577
Distributions to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)
Dividends declared-common shares	—	—	—	(25,462)	—	—	—	—	(25,462)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	28,064	—	—	—	93	28,157
Balance, September 30, 2021	$175,000	$21,110	$5,942,466	$(4,123,534)	$4,590	$—	$(4,815)	$3,650	$2,018,467

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2019	$325,000	$19,382	$5,700,400	$(4,066,099)	$7,929	$(491)	$(7,707)	$3,064	$1,981,478
Issuance of common shares related to stock plans	—	18	(78)	—	—	—	—	—	(60)
Repurchase of common shares	—	—	—	—	—	—	(7,500)	—	(7,500)
Stock-based compensation, net	—	—	4,397	—	(2,495)	—	2,538	—	4,440
Distributions to non-controlling interests	—	—	—	—	—	—	—	(278)	(278)
Dividends declared-common shares	—	—	—	(38,914)	—	—	—	—	(38,914)
Dividends declared-preferred shares	—	—	—	(10,266)	—	—	—	—	(10,266)
Comprehensive income	—	—	—	29,720	—	679	—	505	30,904
Balance, June 30, 2020	325,000	19,400	5,704,719	(4,085,559)	5,434	188	(12,669)	3,291	1,959,804
Stock-based compensation, net	—	—	1,506	—	8	—	206	—	1,720
Distributions to non-controlling interests	—	—	—	—	—	—	—	(166)	(166)
Dividends declared-preferred shares	—	—	—	(5,133)	—	—	—	—	(5,133)
Comprehensive income (loss)	—	—	—	7,287	—	(3,916)	—	116	3,487
Balance, September 30, 2020	$325,000	$19,400	$5,706,225	$(4,083,405)	$5,442	$(3,728)	$(12,463)	$3,241	$1,959,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2021	2020
Cash flow from operating activities:
Net income	$66,325	$37,628
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	137,446	125,014
Stock-based compensation	11,698	5,670
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	3,210	3,581
Loss on debt extinguishment	—	16,568
Equity in net income of joint ventures	(11,059)	(908)
Reserve of preferred equity interests, net	—	19,393
Operating cash distributions from joint ventures	2,840	2,825
Gain on sale of joint venture interests	(13,943)	(45,635)
Gain on disposition of real estate, net	(6,069)	(993)
Impairment charges	7,270	—
Assumption of buildings due to ground lease terminations	—	(3,025)
Change in notes receivable accrued interest	—	(2,891)
Net change in accounts receivable	18,391	(18,500)
Net change in accounts payable and accrued expenses	5,143	(4,567)
Net change in other operating assets and liabilities	(3,888)	(8,226)
Total adjustments	151,039	88,306
Net cash flow provided by operating activities	217,364	125,934
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(62,610)	—
Real estate developed and improvements to operating real estate	(55,677)	(50,987)
Proceeds from disposition of real estate	29,793	1,227
Proceeds from sale of joint venture interests	16,067	140,441
Equity contributions to joint ventures	(247)	(206)
Distributions from joint ventures	7,014	4,395
Repayment of joint venture advances, net	929	—
Repayment of notes receivable	—	7,500
Net cash flow (used for) provided by investing activities	(64,731)	102,370
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(135,000)	170,000
Repayment of senior notes, including repayment costs	—	(216,568)
Repayment of mortgage debt	(25,613)	(41,230)
Proceeds from issuance of common shares, net of offering expenses	225,166	—
Redemption of preferred shares	(150,019)	—
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(4,878)	(955)
Repurchase of common shares	—	(7,500)
Distributions to non-controlling interests and redeemable operating partnership units	(39)	(473)
Dividends paid	(71,325)	(93,215)
Net cash flow used for financing activities	(161,708)	(189,941)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	17
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,075)	38,363
Cash, cash equivalents and restricted cash, beginning of period	74,414	19,133
Cash, cash equivalents and restricted cash, end of period	$65,338	$57,513

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassifications

Certain amounts for the three and nine months ended September 30, 2020, have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $3.4 million and $10.5 million of interest income for the three and nine months ended September 30, 2020, respectively, primarily related to preferred equity investments that were transferred or redeemed in the fourth quarter of 2020, on its consolidated statements of operations from Interest Income to Other (Expense) Income, net.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2021	2020
Dividends declared, but not paid	$28.3	$5.1
Mortgages assumed, shopping center acquisition	17.9	—
Write-off of preferred share original issuance costs	5.1	—
Accounts payable related to construction in progress	10.2	5.1
Tax receivable	4.1	—
Assumption of buildings due to ground lease terminations	—	3.0

2.	Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020.  The COVID-19 pandemic also had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  As of September 30, 2021, $1.7 million remains outstanding under these deferral arrangements for tenants that are not accounted for on the cash basis.

During the three and nine months ended September 30, 2021, the Company recorded net uncollectible revenue that resulted in rental income of $1.1 million and $8.3 million, respectively (the Company’s share of unconsolidated joint ventures was $0.2 million and $1.6 million, respectively), primarily due to rental income paid in 2021 related to outstanding amounts owed for 2020 from tenants on the cash basis of accounting.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income, and no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received.  The Company will remove the cash basis designation and resume recording rental income from such tenants on a straight-line basis at such time it believes collection from the tenants is probable based upon a demonstrated payment history, improved liquidity, the addition of credit-worthy guarantors or a recapitalization event.

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income and is recognized in the period earned as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenue from contracts:
Asset and property management fees	$6,459	$7,326	$19,636	$24,201
Leasing commissions	624	648	2,679	4,327
Development fees	258	210	497	1,256
RVI Disposition fees	5,500	856	6,092	2,622
RVI Credit facility guaranty fees	60	60	60	60
Total revenue from contracts with customers	12,901	9,100	28,964	32,466
Other property income:
Other	971	580	2,395	3,487
Total fee and other income	$13,872	$9,680	$31,359	$35,953

3.	Investments in and Advances to Joint Ventures

At September 30, 2021 and December 31, 2020, the Company had ownership interests in various unconsolidated joint ventures that had investments in 55 and 59 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2021	December 31, 2020
Condensed Combined Balance Sheets
Land	$428,167	$441,412
Buildings	1,212,771	1,258,879
Fixtures and tenant improvements	138,876	137,663
	1,779,814	1,837,954
Less: Accumulated depreciation	(501,506)	(492,288)
	1,278,308	1,345,666
Construction in progress and land	8,444	58,201
Real estate, net	1,286,752	1,403,867
Cash and restricted cash	61,797	35,212
Receivables, net	19,513	25,719
Other assets, net	53,415	61,381
	$1,421,477	$1,526,179

Mortgage debt	$996,968	$1,029,579
Notes and accrued interest payable to the Company	3,789	4,375
Other liabilities	59,890	57,349
	1,060,647	1,091,303
Accumulated equity	360,830	434,876
	$1,421,477	$1,526,179

Company's share of accumulated equity	$64,778	$72,555
Basis differentials	5,273	1,644
Deferred development fees, net of portion related to the Company's interest	(1,156)	(1,277)
Amounts payable to the Company	3,789	4,375
Investments in and Advances to Joint Ventures, net	$72,684	$77,297

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Condensed Combined Statements of Operations
Revenues from operations	$48,666	$60,019	$150,623	$198,906
Expenses from operations:
Operating expenses	12,931	18,613	41,217	61,661
Impairment charges	—	—	—	33,240
Depreciation and amortization	16,605	23,901	50,309	77,580
Interest expense	10,980	14,700	32,898	47,555
Preferred share expense	—	4,626	—	13,710
Other expense, net	2,832	3,246	8,806	10,844
	43,348	65,086	133,230	244,590
Income (loss) before gain on disposition of real estate	5,318	(5,067)	17,393	(45,684)
(Loss) gain on disposition of real estate, net	(455)	319	36,132	9,229
Net income (loss) attributable to unconsolidated joint ventures	$4,863	$(4,748)	$53,525	$(36,455)
Company's share of equity in net income of joint ventures	$1,760	$134	$9,897	$571
Basis differential adjustments(A)	64	116	1,162	337
Equity in net income of joint ventures	$1,824	$250	$11,059	$908
(A)

The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains, differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

The impact of the COVID-19 pandemic on revenues and receivables for the Company’s joint ventures is more fully described in Note 2.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenue from contracts:
Asset and property management fees	$2.8	$3.0	$8.0	$10.1
Development fees, leasing commissions and other	0.6	0.6	1.5	3.6
	3.4	3.6	9.5	13.7
Other:
Interest income(A)	—	3.5	—	10.5
Other	0.4	0.5	1.2	1.7
	0.4	4.0	1.2	12.2
	$3.8	$7.6	$10.7	$25.9
(A)	Interest income recorded in 2020 related to preferred equity interests in two joint ventures which were transferred or redeemed in the fourth quarter of 2020.

Disposition of Shopping Centers and Undeveloped Land

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation.  The net proceeds include $6.1 million that are held in escrow of which $4.1 million is expected to be released to the Company pending receipt of certain tax clearance certificates from the Canadian taxing authorities, and the remaining $2.0 million is considered contingent and should be released upon final dissolution of the partnership.  The Company recorded an aggregate gain on the transaction of $16.8 million which included its $2.8 million share of the gain reported by the joint venture, as well as $14.0 million related to the promoted interest on the disposition of the investment and write-off of the accumulated foreign currency translation.

From January 1, 2021 to September 30, 2021, four shopping centers were sold by unconsolidated joint ventures for $53.4 million. The Company’s share of the gain on sale was $2.4 million.

4.	Investment in and Advances to Affiliate

The Company had a preferred investment in Retail Value Inc. (“RVI”) having an aggregate dividend preference of $190.0 million which amount could increase by up to an additional $10 million in the event the aggregate amount of gross proceeds from RVI asset sales exceeds a specified threshold (the “RVI Preferred Shares”).  In October 2021, the Company received a distribution of $190.0 million on the RVI Preferred Shares (Note 13). The Company does not expect to receive any additional amount from RVI on account of its preferred investment based on the projected level of sale proceeds from RVI’s remaining assets. Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	Three		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenue from contracts with RVI:
Asset and property management fees	$3.6	$4.4	$11.5	$14.1
Leasing commissions	0.3	0.3	1.7	2.0
Disposition fees	5.5	0.8	6.1	2.6
Credit facility guaranty	0.1	0.1	0.1	0.1
Total revenue from contracts with RVI	$9.5	$5.6	$19.4	$18.8

5.	Acquisitions

During the nine months ended September 30, 2021, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Shoppes at Addison Place	Delray Beach, Florida	May 2021	$40.0	$17.9
Emmet Street Station	Charlottesville, Virginia	May 2021	8.8	—
Hammond Springs	Atlanta, Georgia	September 2021	31.0	—

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$27,203	N/A
Buildings	48,470	(A)
Tenant improvements	1,075	(A)
In-place leases (including lease origination costs and fair market value of leases)	5,829	4.9
Other assets assumed	37	N/A
	82,614

Less: Mortgage debt assumed at fair value	(17,944)	N/A
Less: Below-market leases	(2,060)	13.5
Net assets acquired	$62,610

(A)	Depreciated in accordance with the Company’s policy.

The total consideration paid included $62.6 million paid in cash and $17.9 million of assumed mortgage indebtedness.  Included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021, was $1.1 million and $1.6 million, respectively, in total revenues from the date of acquisition through September 30, 2021, for the three properties acquired.
6.	Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Intangible assets:
In-place leases, net	$49,455	$56,756
Above-market leases, net	7,032	8,387
Lease origination costs, net	4,838	4,974
Tenant relationships, net	16,680	20,301
Total intangible assets, net(A)	78,005	90,418
Operating lease ROU assets	19,469	20,604
Other assets:
Prepaid expenses	9,679	7,416
Other assets	1,785	2,348
Deposits	4,275	3,767
Deferred charges, net	4,644	6,137
Total other assets, net	$117,857	$130,690

Below-market leases, net (other liabilities)	$54,802	$57,348
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $5.3 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively, and $16.3 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively.

7.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below):

	Carrying Amount at September 30, 2021	Weighted-Average Interest Rate at September 30, 2021	Maturity Date at September 30, 2021
Unsecured Credit Facility	$—	N/A	January 2024
PNC Facility	—	N/A	January 2024

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained and certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level, and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2021.

The Company maintains a $20 million unsecured revolving credit facility with PNC Bank, National Association (“PNC,” the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) which includes substantially the same terms as those contained in the Unsecured Credit Facility.  Additionally, the Company provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC.  In the third quarter of 2021, the revolving credit agreement between RVI and PNC was terminated, as well as the Company’s guaranty.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at September 30, 2021) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at September 30, 2021).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at September 30, 2021.
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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,451,229	$1,579,853	$1,449,613	$1,549,866
Revolving Credit Facilities and term loan	99,767	100,000	234,635	235,000
Mortgage Indebtedness	241,561	243,750	249,260	250,624
	$1,792,557	$1,923,603	$1,933,508	$2,035,490

9.	Equity

Common Share Dividend

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Common share dividends declared per share	$0.12	$—	$0.35	$0.20

Common Shares Issuance

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.2 million.

Common Shares – Continuous Equity Program

In the second quarter of 2021, the Company offered and sold 980,396 common shares on a forward basis under its $250 million continuous equity program at a weighted-average forward price of $15.09 per share before issuance costs generating expected gross proceeds before issuance costs of $14.8 million.  In the third quarter of 2021, the Company offered and sold 720,076 common shares on a forward basis at a weighted-average forward price of $15.89 per share before issuance costs generating expected gross proceeds before issuance costs of $11.4 million.  Year to date, the Company has offered and sold 1,700,472 shares on a forward basis at a weighted average price of $15.43 per share before issuance costs generating expected gross proceeds before issuance costs of $26.2 million with no shares settled to date.

The actual proceeds to be received by the Company will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. The forward equity sale agreements provide that the forward price will be subsequently adjusted for a floating interest rate factor equal to a specified daily rate plus a spread and scheduled dividends during the term of the applicable agreement. The second quarter transactions may be settled at any time before the July 1, 2022 settlement date and the third quarter transactions may be settled at any time before the September 9, 2022 settlement date. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the settlement date. The Company intends to use proceeds received upon settlement of the transaction to fund acquisitions and capital expenditures and for general corporate purposes. As of September 30, 2021, the Company has not settled any portion of the second quarter or third quarter transactions. The agreement to offer and sell shares on a forward basis is accounted for as an equity instrument. The fair value will not be adjusted so long as the Company continues to meet the accounting requirements for equity instruments.

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
10.	Other Comprehensive Income

The changes in Accumulated Other Comprehensive (Loss) Income related to foreign currency items are as follows (in thousands):

Balance, December 31, 2020	$(2,682)
Other comprehensive loss before reclassifications	(1)
Reclassification adjustment for foreign currency translation(A)	2,683
Net current-period other comprehensive income	2,682
Balance, September 30, 2021	$—
(A)

Represents the release of foreign currency translation in the first quarter of 2021, related to the sale of a parcel of undeveloped land in Richmond Hill, Ontario owned by one of the Company’s joint ventures (Note 3).

11.	Impairment Charges

For the nine months ended September 30, 2021, the Company recorded impairment charges of $7.3 million, based on the difference between the carrying value of the assets or investments and the estimated fair market value.  In 2021, the impairment charges recorded were triggered by a change in the hold period assumptions for an asset considered for sale and sold in the first quarter.  For the three and nine months ended September 30, 2020, the Company recorded an adjustment to the reserve of $3.5 million and net charges of $19.4 million, respectively, as a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR joint ventures that were transferred or redeemed in the fourth quarter of 2020.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge, for the nine months ended September 30, 2021.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2021
Long-lived assets held and used	$—	$—	$10.0	$10.0	$7.3

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation			Weighted
Description	September 30, 2021	Technique	Unobservable Inputs	Range	Average
Impairment of consolidated assets	$10.0	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Numerators – Basic and Diluted
Net income	$28,157	$7,403	$66,325	$37,628
Income attributable to non-controlling interests	(93)	(116)	(384)	(621)
Write-off of preferred share original issuance costs	—	—	(5,156)	—
Preferred dividends	(2,789)	(5,133)	(10,867)	(15,399)
Earnings attributable to unvested shares and OP units	(150)	—	(450)	(149)
Net income attributable to common shareholders after allocation to participating securities	$25,125	$2,154	$49,468	$21,459
Denominators – Number of Shares
Basic—Average shares outstanding	211,048	193,203	206,918	193,366
Assumed conversion of dilutive securities:
PRSUs	1,114	162	1,146	—
Forward equity	29	—	10	—
Diluted—Average shares outstanding	212,191	193,365	208,074	193,366
Earnings Per Share:
Basic	$0.12	$0.01	$0.24	$0.11
Diluted	$0.12	$0.01	$0.24	$0.11

For the three and nine months ended September 30, 2021, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2021, March 2020 and March 2019 were considered in the computation of dilutive EPS.  For the three and nine months ended September 30, 2020, PRSUs issued to certain executives in March 2020, March 2019 and March 2017 (not outstanding for the three months ended September 30, 2020) were anti-dilutive and not considered in the computation of EPS, as no share units would have been issued under the plan if the performance period would have ended on September 30, 2020.  The PRSUs issued in March 2018 were considered in the computation of EPS for the three months ended September 30, 2020, but were anti-dilutive and not included in the computation of EPS for the nine months ended September 30, 2020.  In connection with the PRSUs granted in March 2018, the Company recorded a mark-to-market adjustment of $5.6 million as expense for the nine months ended September 30, 2021 and recorded $0.3 million as expense and $1.6 million as income for the three and nine months ended September 30, 2020, respectively.  In March 2021, the Company issued 570,295 common shares in settlement of certain PRSUs granted in 2018 and 2020.  The agreements to offer and sell shares on a forward basis for approximately 1.7 million common shares were considered in the computation of diluted EPS for the three and nine-month periods ended September 30, 2021 (Note 9).  This agreement was not outstanding in 2020.
13.	Subsequent Events

On October 6, 2021, the Company received a distribution of $190.0 million on the RVI Preferred Shares, which represents the full amount expected to be paid by RVI on account of the Company’s preferred investment (Note 4).

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  As of September 30, 2021, the Company’s portfolio consisted of 137 shopping centers (including 56 shopping centers owned through joint ventures).  At September 30, 2021, the Company owned approximately 42.8 million total square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 4.6 million total square feet of GLA owned by Retail Value Inc. (“RVI”).  At September 30, 2021, the aggregate occupancy of the Company’s shopping center portfolio was 90.2%, and the average annualized base rent per occupied square foot was $18.44, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$25,275	$2,154	$49,918	$21,608
FFO attributable to common shareholders	$66,504	$42,262	$176,510	$128,911
Operating FFO attributable to common shareholders	$61,361	$43,531	$181,917	$144,571
Earnings per share – Diluted	$0.12	$0.01	$0.24	$0.11

For the nine months ended September 30, 2021, the increase in net income attributable to common shareholders, as compared to the prior-year period, was primarily attributable to the impact of net revenue relating to prior periods (including deferred rents), which was collected from cash basis tenants in the current period, gains recorded from asset sales, higher disposition fees, lower debt extinguishment costs and the valuation allowance recognized in 2020 related to the Company’s preferred investments in the BRE DDR joint ventures, partially offset by lower gain on sale of joint venture interests, the write-off of preferred share original issuance costs and lower interest income resulting from the termination of the Company’s preferred investments in the BRE DDR joint ventures in the fourth quarter of 2020.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  In addition, in order to safeguard the health of its employees and their families, the Company closed all of its offices in March 2020 and successfully transitioned to working remotely.  The Company reopened its Corporate Headquarters in Cleveland, Ohio and select regional offices on a voluntary basis in October 2020.  Employees returned to the office in September 2021, subject to increased flexible work arrangements.  To date, the Company’s leasing and administrative operations have not been significantly impacted by the pandemic, as the Company’s significant investments in its IT infrastructure and systems in prior years facilitated the transition to remote and hybrid working environments.

As of October 15, 2021, all of the Company’s properties remain open and operational with 100% of tenants, at the Company’s share and based on average base rents, open for business. This compares to an open rate low of 45% in April 2020.  The COVID-19 pandemic had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company’s collection rates have shown significant improvement in the first nine months of 2021 relative to 2020 levels.  A substantial majority of tenants, including tenants previously on the cash basis of accounting, are paying their monthly rent and are repaying deferred rents relating to prior periods.  Included in the third quarter 2021 results and nine-months 2021 results were $1.6 million and $12.4 million, respectively, of 2020 net revenue at SITE Centers’ share, primarily from cash basis tenants. The majority of the deferral arrangements relating to 2020 revenue were repaid by the end of the third quarter of 2021, and therefore, the impact of 2020 rent collections is expected to decline in future periods. At September 30, 2021, the Company had outstanding contractual accounts receivable of $1.7 million and its pro rata share of outstanding contractual accounts receivable of unconsolidated joint ventures was $0.1 million for tenants that are not accounted for on the cash basis.

As of October 15, 2021, the Company’s quarterly rent payment rates for assets owned as of September 30, 2021, determined on a pro rata basis, for each quarterly reporting period since March 2020, and updated for subsequent cash receipts (including the repayment of deferred rents), are reflected as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021	Second Quarter 2021	Third Quarter 2021
As of October 15, 2021	91%	96%	97%	98%	99%	99%
As of July 21, 2021	89%	93%	97%	97%	98%	N/A
As of April 16, 2021	84%	89%	95%	96%	N/A	N/A
As of February 12, 2021	79%	88%	94%	N/A	N/A	N/A
As of October 23, 2020	70%	84%	N/A	N/A	N/A	N/A
As of July 24, 2020	64%	N/A	N/A	N/A	N/A	N/A

The Company calculates the aggregate percentage of rents paid with respect to a given period by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period.  The billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.  For the purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

Although rent collection levels continued to improve in the third quarter of 2021, collection levels have not fully returned to pre-COVID levels during the first nine months of 2021, and future rent collections may be negatively impacted by any surges in COVID‑19 contagion, the discovery of new COVID-19 variants which are more infectious or resistant to COVID-19 vaccines, decreases in the effectiveness of COVID-19 vaccines, and any implementation of additional restrictions on tenant businesses as a result thereof.  For a further discussion of the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Company Activity

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaptation of existing square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include external investments and tactical redevelopment.  Management intends to use retained cash flow, proceeds from the sale of lower growth assets, the repayment of other investments and proceeds from equity offerings to fund capital expenditures relating to new leasing activity, opportunistic investing and tactical redevelopment activity.

Transaction and investment highlights for the Company through October 22, 2021, include the following:

•

On October 6, 2021, the Company received a distribution of $190.0 million on the RVI Preferred Shares which represents the full amount expected to be paid by RVI on account of the Company’s preferred investment.

•	In October 2021, the Company repaid $87.6 million of mortgage debt which was scheduled to mature in January 2022.
•

During the first nine months of 2021, the Company acquired three shopping centers (Delray Beach, Florida, Charlottesville, Virginia and Atlanta, Georgia) for an aggregate purchase price of $79.8 million.

•

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.2 million which were used, in part, in April 2021 to redeem all of its 6.250% Class K Cumulative Redeemable Preferred Shares (the “Class K Preferred Shares”) having an aggregate liquidation preference of $150.0 million.

•

The Company offered and sold 1,700,472 shares on a forward basis under its continuous equity offering program at a weighted average price of $15.43 per share before issuance costs generating expected gross proceeds before issuance costs of $26.2 million with no shares settled to date.

•

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million after accounting for customary closing costs and foreign currency translation.

•

During the first nine months of 2021, the Company sold four unconsolidated shopping centers, five wholly-owned land parcels and the Hobby Lobby pad of a shopping center for an aggregate sales price of $84.6 million or $41.9 million at the Company’s share.

Company Operational Highlights

During the nine months ended September 30, 2021, the Company completed the following operational activities:

•

Leased approximately 3.8 million square feet of GLA, including 176 new leases and 274 renewals for a total of 450 leases.  At December 31, 2020, the Company had 345 leases expiring in 2021, with an average base rent per square foot of $19.59 on a pro rata basis.  The Company has addressed substantially all of its remaining 2021 lease expirations;

•

For the comparable leases executed in the nine months ended September 30, 2021, the Company generated positive leasing spreads on a pro rata basis of 12.4% and 1.5% for new leases and for renewals, respectively.  Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity.  Renewal spreads in the first nine months of 2021 were impacted by the Company’s decision to prioritize occupancy at certain properties. The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;

•

The Company’s total portfolio average annualized base rent per square foot decreased to $18.44 at September 30, 2021, on a pro rata basis, as compared to $18.50 at December 31, 2020 and $18.53 at September 30, 2020 due to the impact of the strategic renewals;

•

The aggregate occupancy of the Company’s operating shopping center portfolio was 90.2% at September 30, 2021, on a pro rata basis, as compared to 89.0% at December 31, 2020 and 89.7% at September 30, 2020 and

•

For new leases executed during the nine months ended September 30, 2021, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $8.56 per rentable square foot, on a pro rata basis, over the lease term, as compared to $7.46 per rentable square foot in 2020.  The Company generally does not expend a significant amount of capital on lease renewals.

2021 RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2020, but excluding properties under development or redevelopment and those sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Rental income(A)	$120,569	$95,874	$24,695
Fee and other income	13,872	9,680	4,192
Total revenues	$134,441	$105,554	$28,887

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Rental income(A)	$366,689	$306,482	$60,207
Fee and other income(B)	31,359	35,953	(4,594)
Total revenues	$398,048	$342,435	$55,613

(A)	The following tables summarize the key components of the 2021 rental income as compared to 2020 (in thousands):
	Three Months
	Ended September 30,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income	$88,403	$82,959	$5,444
Recoveries from tenants	29,441	25,833	3,608
Uncollectible revenue	1,083	(14,188)	15,271
Lease termination fees, ancillary and other rental income	1,642	1,270	372
Total contractual lease payments	$120,569	$95,874	$24,695

	Nine Months
	Ended September 30,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income(1)	$262,345	$246,505	$15,840
Recoveries from tenants(2)	90,518	80,371	10,147
Uncollectible revenue(3)	8,268	(27,918)	36,186
Lease termination fees, ancillary and other rental income	5,558	7,524	(1,966)
Total contractual lease payments	$366,689	$306,482	$60,207
(1)	The changes in base and percentage rental income for the nine months ended September 30, 2021, were due to the following (in millions):
Increase (Decrease)
Comparable Portfolio Properties	$(5.0)
Acquisition of shopping centers	19.1
Redevelopment properties	1.0
Straight-line rents	0.7
Total	$15.8

Decrease in base and percentage rental income for the Comparable Portfolio Properties is due to the timing of both tenant bankruptcies, store closures from the COVID-19 pandemic and rent commencements in 2021 of the vacated space.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio September 30,
	2021	2020
Centers owned (at 100%)	137	147
Aggregate occupancy rate	90.2%	89.7%
Average annualized base rent per occupied square foot	$18.44	$18.53

	Wholly-Owned Shopping Centers September 30,
	2021	2020
Centers owned	81	69
Aggregate occupancy rate	90.6%	89.7%
Average annualized base rent per occupied square foot	$18.67	$18.89

	Joint Venture Shopping Centers September 30,
	2021	2020
Centers owned	56	78
Aggregate occupancy rate	87.9%	88.4%
Average annualized base rent per occupied square foot	$15.25	$15.14

At September 30, 2021 and 2020, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.8% and 91.3%, respectively, and the average annualized base rent per occupied square foot was $18.61 and $18.79, respectively.

(2)

Recoveries from tenants for the Comparable Portfolio Properties were approximately 79.6% and 83.5% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2021 and 2020, respectively.  The decrease in the recovery rate is a result of increased operating expenses, primarily management fee expense (on increased prior-year cash receipts) and property insurance expense, which generally have lower recovery percentages based upon individual tenant leases.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns.  For the three and nine months ended September 30, 2021, the net amount reported as income was primarily attributable to rental income paid in 2021 from tenants on the cash basis of accounting, which related to amounts (including deferred rents) originally owed in 2020.

(B)

Decrease primarily relates to the transfer and redemption of the Company’s interests in the two BRE DDR joint ventures in the fourth quarter of 2020, the sale of a third joint venture interest in the first quarter of 2020 and the sale of RVI assets offset by increased disposition fees from RVI asset sales (including the sale of RVI’s Puerto Rico portfolio in August 2021).  The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.  Changes in the number of assets under management, including the number of assets owned by RVI or the fee structures applicable to such arrangements, will adversely impact the amount of revenue recorded in future periods. Such changes could occur because the Company’s property management agreements contain termination provisions and RVI and the Company’s joint venture partners could dispose of shopping centers under the Company’s management.  The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Operating and maintenance	$18,562	$15,775	$2,787
Real estate taxes	19,160	16,542	2,618
General and administrative	11,727	13,664	(1,937)
Depreciation and amortization	44,669	41,148	3,521
	$94,118	$87,129	$6,989

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Operating and maintenance(A)	$58,200	$50,774	$7,426
Real estate taxes(A)	58,359	51,547	6,812
Impairment charges(B)	7,270	—	7,270
General and administrative(C)	41,547	38,542	3,005
Depreciation and amortization(A)	137,446	125,014	12,432
	$302,822	$265,877	$36,945
(A)	The changes for the nine months ended September 30, 2021, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$2.7	$1.8	$(4.9)
Acquisition of shopping centers	4.5	5.8	14.2
Redevelopment properties	0.2	(0.8)	3.1
	$7.4	$6.8	$12.4

Change in depreciation and amortization for the Comparable Portfolio Properties is primarily a result of accelerated depreciation from tenant bankruptcies in 2020.

(B)

Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 11 “Impairment Charges,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses (including mark-to-market activity for the PRSUs) for the nine months ended September 30, 2021 and 2020 were approximately 6.5% and 5.3% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  For the nine months ended September 30, 2021 and 2020, the Company recorded $5.6 million of expense and $1.6 million of income, respectively, related to the mark-to-market adjustment for certain PRSUs which were granted in 2018 and settled in March 2021. Excluding this mark‑to‑market activity, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were 5.6% and 5.5%, respectively, of total revenues.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Interest expense	$(19,170)	$(18,089)	$(1,081)
Other (expense) income, net	(524)	3,259	(3,783)
	$(19,694)	$(14,830)	$(4,864)

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Interest expense(A)	$(57,701)	$(58,487)	$786
Other expense, net(B)	(1,214)	(7,727)	6,513
	$(58,915)	$(66,214)	$7,299
(A)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Nine Months
	Ended September 30,
	2021	2020
Weighted-average debt outstanding (in billions)	$1.8	$2.0
Weighted-average interest rate	4.0%	3.8%

The Company’s overall balance sheet strategy is to continue to maintain liquidity and low leverage.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 3.9% and 3.7% at September 30, 2021 and 2020, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.2 million for each of the three months ended September 30, 2021 and 2020 and $0.5 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.  The decrease in the amount of interest costs capitalized is a result of a reduction in redevelopment activity as a result of the COVID‑19 pandemic.

(B)

In 2020, the Company recorded debt extinguishment costs related to the early repayment of its Senior Notes due 2022, which was partially offset by interest income recorded from preferred equity investments in two joint ventures that were transferred or redeemed in the fourth quarter of 2020.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Equity in net income of joint ventures	$1,824	$250	$1,574
Adjustment of preferred equity interests, net	—	3,542	(3,542)
Gain on sale of joint venture interests	35	82	(47)
Gain on disposition of real estate, net	5,871	218	5,653
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(202)	(284)	82
Income attributable to non-controlling interests, net	(93)	(116)	23

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Equity in net income of joint ventures(A)	$11,059	$908	$10,151
Reserve of preferred equity interests, net(B)	—	(19,393)	19,393
Gain on sale of joint venture interests(C)	13,943	45,635	(31,692)
Gain on disposition of real estate, net	6,069	993	5,076
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,057)	(859)	(198)
Income attributable to non-controlling interests, net	(384)	(621)	237
(A)

The increase primarily was the result of the gain on sale of undeveloped land in Richmond Hill, Ontario, owned by one of the Company’s joint ventures, discussed below, and other joint venture asset sales in 2021, offset by the transfer and redemption of interests in two joint ventures in the fourth quarter of 2020, the sale of a third joint venture in the first quarter of 2020 and other joint venture asset sales in 2020, plus the impact of the COVID-19 pandemic.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

(B)	Decrease in the reserve was as a result of the transfer and redemption of the preferred equity investments in two joint ventures in the fourth quarter of 2020.
(C)

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation.  The net gain reported in this line item for 2021 primarily related to the Company’s promoted interest on the investment disposition, as well as the write-off of the accumulated foreign currency translation.  The net gain reported in this line item for 2020 relates primarily to the sale of the Company’s interest in the DDRTC joint venture.

Net Income (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Net income attributable to SITE Centers	$28,064	$7,287	$20,777

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Net income attributable to SITE Centers	$65,941	$37,007	$28,934

The increase in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to the impact of net revenue relating to prior periods (including deferred rents) which was collected from cash basis tenants in the current period, gains recorded from asset sales, higher disposition fees, lower debt extinguishment costs and the valuation allowance recognized in 2020 related to the Company’s preferred investments in the BRE DDR joint ventures, partially offset by lower gain on sale of joint venture interests and lower interest income resulting from the termination of the Company’s preferred investment in the BRE DDR joint ventures in the fourth quarter of 2020.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2021	2020	$ Change
FFO attributable to common shareholders	$66,504	$42,262	$24,242
Operating FFO attributable to common shareholders	61,361	43,531	17,830

	Nine Months
	Ended September 30,
	2021	2020	$ Change
FFO attributable to common shareholders	$176,510	$128,911	$47,599
Operating FFO attributable to common shareholders	181,917	144,571	37,346

The increase in FFO for the nine months ended September 30, 2021, primarily was attributable to the impact of net revenue relating to prior periods (including deferred rents) collected from cash basis tenants in the current period and lower debt extinguishment costs partially offset by the write-off of preferred share original issuance costs, lower fee income and lower interest income and the higher mark-to-market expense on the PRSUs.  The change in Operating FFO primarily was due to the impact of net revenue relating to prior periods (including deferred rents) collected from cash basis tenants in the current period, partially offset by lower fee income and lower interest income.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$25,275	$2,154	$49,918	$21,608
Depreciation and amortization of real estate investments	43,283	39,812	133,279	120,889
Equity in net income of joint ventures	(1,824)	(250)	(11,059)	(908)
Joint ventures' FFO(A)	5,659	4,388	17,065	14,529
Non-controlling interests (OP Units)	17	—	49	28
Impairment of real estate	—	—	7,270	—
(Adjustment) reserve of preferred equity interests	—	(3,542)	—	19,393
Gain on sale of joint venture interests	(35)	(82)	(13,943)	(45,635)
Gain on disposition of real estate, net	(5,871)	(218)	(6,069)	(993)
FFO attributable to common shareholders	66,504	42,262	176,510	128,911
RVI disposition fees	(5,500)	(856)	(6,092)	(2,622)
Mark-to-market adjustment (PRSUs)	—	289	5,589	(1,617)
Executive separation charge	—	1,650	—	1,650
Debt extinguishment and other, net	356	186	722	18,207
Joint ventures – debt extinguishment and other, net	1	—	32	42
Write-off of preferred share original issuance costs	—	—	5,156	—
Non-operating items, net	(5,143)	1,269	5,407	15,660
Operating FFO attributable to common shareholders	$61,361	$43,531	$181,917	$144,571

(A)

At September 30, 2021 and 2020, the Company had an economic investment in unconsolidated joint ventures which owned 55 and 77 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to unconsolidated joint ventures	$4,863	$(4,748)	$53,525	$(36,455)
Depreciation and amortization of real estate investments	16,605	23,901	50,309	77,580
Impairment of real estate	—	—	—	33,240
Loss (gain) on disposition of real estate, net	455	(319)	(36,132)	(9,229)
FFO	$21,923	$18,834	$67,702	$65,136
FFO at SITE Centers' ownership interests	$5,659	$4,388	$17,065	$14,529
Operating FFO at SITE Centers' ownership interests	$5,660	$4,388	$17,097	$14,571

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	2021	2020
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$65,941	$37,007	$65,941	$37,007
Fee income	(30,264)	(34,149)	(30,264)	(34,149)
Interest expense	57,701	58,487	57,701	58,487
Depreciation and amortization	137,446	125,014	137,446	125,014
General and administrative	41,547	38,542	41,547	38,542
Other expense, net	1,214	7,727	1,214	7,727
Impairment charges	7,270	—	7,270	—
Equity in net income of joint ventures	(11,059)	(908)	(11,059)	(908)
Reserve of preferred equity interests	—	19,393	—	19,393
Tax expense	1,057	859	1,057	859
Gain on sale of joint venture interests	(13,943)	(45,635)	(13,943)	(45,635)
Gain on disposition of real estate, net	(6,069)	(993)	(6,069)	(993)
Income from non-controlling interests	384	621	384	621
Consolidated NOI	$251,225	$205,965	$251,225	$205,965
SITE Centers' consolidated joint venture	—	—	(958)	(1,200)
Consolidated NOI, net of non-controlling interests	$251,225	$205,965	$250,267	$204,765

Net income (loss) from unconsolidated joint ventures	$53,525	$(36,455)	$9,943	$366
Interest expense	32,898	47,555	8,113	9,251
Depreciation and amortization	50,309	77,580	11,480	13,665
Impairment charges	—	33,240	—	1,890
Preferred share expense	—	13,710	—	685
Other expense, net	8,806	10,844	2,186	2,250
Gain on disposition of real estate, net	(36,132)	(9,229)	(4,387)	(1,778)
Unconsolidated NOI	$109,406	$137,245	$27,335	$26,329

Total Consolidated + Unconsolidated NOI			$277,602	$231,094
Less: Non-Same Store NOI adjustments			490	9,705
Total SSNOI including redevelopment			$278,092	$240,799
Less: Redevelopment Same Store NOI adjustments			(11,071)	(7,478)
Total SSNOI excluding redevelopment			$267,021	$233,321

SSNOI % Change including redevelopment			15.5%
SSNOI % Change excluding redevelopment			14.4%

The increase in SSNOI at the Company’s effective ownership interest for the nine months ended September 30, 2021, as compared to 2020, primarily was attributable to rental income paid in 2021 by cash basis tenants which related to amounts (including deferred rent) originally owed in 2020.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase or refinance long-term debt as part of its overall strategy to further strengthen its financial position.  The Company remains committed to monitoring liquidity, duration and maintaining low leverage in an effort to manage its overall risk profile.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.8 billion at September 30, 2021, compared to $1.9 billion at December 31, 2020.

The Company had an unrestricted cash balance of $61.9 million at September 30, 2021, no outstanding balance on Revolving Credit Facilities, and accordingly, availability under the Revolving Credit Facilities of $970.0 million (subject to satisfaction of applicable borrowing conditions). The Company has $140.5 million of consolidated mortgage debt, at its share, maturing prior to the end of 2022 of which $87.6 million was repaid in October 2021, and no unsecured debt maturities prior to 2023. The Company’s unconsolidated joint ventures have $34.0 million of mortgage debt at the Company’s share maturing in the remainder of 2021, and $92.5 million of mortgage debt at the Company’s share maturing in 2022.  As of September 30, 2021, the Company anticipates that it has approximately $26 million to fund on its pipeline of identified redevelopment projects.  The Company declared dividends of $0.35 per share in the nine months ended September 30, 2021.  The Company believes it has sufficient liquidity to operate its business at this time.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new lenders agree to existing terms of the facility or existing lenders increase their incremental commitments) and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), and has terms substantially the same as those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at September 30, 2021), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at September 30, 2021).  The Company also pays an annual facility fee of 20 basis points on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of September 30, 2021, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.  The Company is closely monitoring the impact of the COVID-19 pandemic on its business and the Company believes it will continue to operate in compliance with these covenants.

Consolidated Indebtedness – as of September 30, 2021

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

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of September 30, 2021

The outstanding indebtedness of the Company’s unconsolidated joint ventures at September 30, 2021, which matures in the subsequent 13-month period (i.e. through October 31, 2022), is as follows (in millions):

	Outstanding at September 30, 2021	At SITE Centers' Share
DDR Domestic Retail Fund I(A)	$462.5	$92.5
RVIP IIIB(A)	61.3	15.8
Sun Center Limited(B)	18.7	14.9
DDR SAU Retail Fund LLC(C)	16.6	3.3
Total debt maturities through October 2022	$559.1	$126.5
(A)	Expected to be refinanced.
(B)	Expected to repay outstanding loan balance at maturity.
(C)	Expected to enter into an extension agreement with the lender or refinanced.

Subject to the uncertain impact of the COVID-19 pandemic on capital and transactions markets, it is expected that the joint ventures will generally fund these obligations from refinancing opportunities, including extension options or possible asset sales. No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  Similar to SITE Centers, the Company’s joint ventures experienced a reduction in rent collections, beginning in the second quarter of 2020, as a result of the impact of the COVID-19 pandemic.  Though rent collection at the Company’s joint ventures have improved during 2021, any future deterioration in rent collection may cause one or more of these joint ventures to be unable to satisfy applicable covenants, financial tests, debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2021	2020
Cash flow provided by operating activities	$217,364	$125,934
Cash flow (used for) provided by investing activities	(64,731)	102,370
Cash flow used for financing activities	(161,708)	(189,941)

Changes in cash flow for the nine months ended September 30, 2021, compared to the prior comparable period, are as follows:

Operating Activities:  Cash provided by operating activities increased $91.4 million primarily due to the following:

•	Increase in cash collected from tenants;
•	Reduction in interest income received from preferred investments and
•	Reduction in fees earned from joint ventures and managed properties.

Investing Activities:  Cash (used for) provided by investing activities decreased $167.1 million primarily due to the following:

•	Decrease in proceeds from disposition of real estate and joint venture interests of $95.8 million and
•	Increase in real estate assets acquired and developed of $67.3 million.

Financing Activities:  Cash used for financing activities decreased $28.2 million primarily due to the following:

•	Redemption of preferred shares of $150.0 million;
•	Increase in debt repayments net of proceeds of $72.8 million;
•	Decrease in dividends paid of $21.9 million and
•	Net proceeds from the March 2021 common share offering of $225.2 million.

RVI Preferred Shares

In 2018, RVI issued to the Company 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”), which are noncumulative and have no mandatory dividend rate or maturity date.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares are entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190.0 million in the aggregate, which amount could increase by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to July 1, 2018, exceeds approximately $2.0 billion. On October 6, 2021, the Company received a distribution of $190.0 million on the RVI Preferred Shares.  Aggregate gross proceeds of RVI’s asset sales subsequent to July 1, 2018 through October 1, 2021 were $1.8 billion.  RVI owns three remaining shopping centers as of October 1, 2021.  The Company does not expect to receive any additional amounts with respect to the RVI Preferred Shares based on the level of sale proceeds expected from RVI’s remaining assets.

Dividend Distribution

The Company declared common and preferred cash dividends of $84.8 million and $54.3 million for the nine months ended September 30, 2021 and 2020, respectively.  The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2021 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.11 per common share for the first quarter of 2021 and $0.12 per common share for each of the second and third quarters of 2021.  The Board of Directors intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operating and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

In the second and the third quarters of 2021, the Company offered and sold 980,396 and 720,076 of its common shares, respectively, on a forward basis under its $250 million continuous equity program at a weighted average price of $15.09 per share and $15.89 per share, respectively.  Year to date, the Company has offered and sold 1,700,472 shares at a weighted average price of $15.43 per share before issuance costs, generating expected gross proceeds before issuance costs of $26.2 million, with no shares settled to date.  The second quarter transactions may be settled at any time before the July 1, 2022 settlement date and the third quarter transactions may be settled at any time before the September 9, 2022 settlement date.  As of October 22, 2021, the Company had approximately $223.8 million available for the future issuance of common shares under that program.

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.2 million.

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

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through October 22, 2021, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million, or $11.33 per share. As of October 22, 2021, the Company had not repurchased any shares under the program during 2021.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to maintaining sufficient liquidity, managing debt duration and maintaining low leverage in an effort to manage its overall risk profile.  Equity offerings, asset sales and proceeds from the repayment of other investments continue to represent a potential source of proceeds to be used to achieve these objectives.

Equity Transactions

In March 2021, the Company issued 17.25 million common shares resulting in net proceeds of $225.2 million which were used, in part, in April 2021 to redeem all of its Class K Preferred Shares having an aggregate liquidation preference of $150.0 million.

Acquisitions

During the nine months ended September 30, 2021, the Company purchased three shopping centers (Delray Beach, Florida, Charlottesville, Virginia and Atlanta, Georgia) for an aggregate purchase price of $79.8 million, which includes $17.9 million of assumed mortgage indebtedness.  The Company remains committed to taking advantage of its financial position and elevated cash resources, including as a result of its recent receipt of a $190.0 million distribution on the RVI Preferred Shares, to prudently grow its portfolio of assets in wealthy suburban communities.

Proceeds from Transactional Activity

During the nine months ended September 30, 2021, the Company sold four unconsolidated shopping centers, aggregating 0.6 million square feet, five wholly-owned land parcels and the Hobby Lobby pad of a shopping center.  These sales collectively generated proceeds totaling $84.6 million, of which the Company’s proportionate share of the proceeds was $41.9 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.

In February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation.  The net proceeds include $6.1 million that are held in escrow of which $4.1 million is expected to be released to the Company pending receipt of certain tax clearance certificates from the Canadian taxing authorities, and the remaining $2.0 million is considered contingent and should be released upon final dissolution of the partnership. The Company recorded an aggregate gain on the transaction of $16.8 million which included its $2.8 million share of the gain reported by the joint venture, as well as $14.0 million related to the Company’s promoted interest on the disposition of the investment and write-off of the accumulated foreign currency translation.  Subsequent to the transaction, the Company has no other investments outside the United States.

On October 6, 2021, the Company received a distribution of $190.0 million on the RVI Preferred Shares, which represents the full amount expected to be paid by RVI on account of the Company’s preferred investment.

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

Redevelopment Opportunities

One key component of the Company’s long-term strategic plan will be the evaluation of additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate.  The Company will generally commence construction on various redevelopments only after substantial tenant leasing has occurred.  At September 30, 2021, the Company anticipates that it has approximately $26 million to fund on its pipeline of identified redevelopment projects.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at September 30, 2021, the Company had $42 million in construction in progress in various active consolidated redevelopment and other projects.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At September 30, 2021, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2021
West Bay Plaza - Phase II (Cleveland, Ohio)	2Q23	$9,102	$2,972
Woodfield Village Green (Chicago, Illinois)	TBD	—	663
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,252
Total		$9,102	$4,887

At September 30, 2021, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2021
Shoppers World (Boston, Massachusetts)	4Q23	$6,672	$164
University Hills (Denver, Colorado)	4Q23	4,589	519
Hamilton Marketplace (Trenton, New Jersey)	4Q22	3,843	2,769
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,339	167
West Bay Plaza (Cleveland, Ohio)	1Q22	335	100
Other Tactical Projects	N/A	13,549	12,971
Total		$31,327	$16,690

No major redevelopment assets have been completed to date in 2021.  For tactical redevelopment and larger retenanting projects completed in 2021, the assets placed in service were completed at a cost of approximately $116 per square foot.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has a number of off-balance sheet joint ventures with varying economic structures.  Through these interests, the Company has investments in operating properties.  Such arrangements are generally with institutional investors.

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $1.0 billion and $1.4 billion at September 30, 2021 and 2020, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentations.

CAPITALIZATION

At September 30, 2021, the Company’s capitalization consisted of $1.8 billion of debt, $175.0 million of preferred shares and $3.3 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.44, the closing price of the Company’s common shares on the New York Stock Exchange on September 30, 2021), resulting in a debt to total market capitalization ratio of 0.34 to 1.0, as compared to the ratio of 0.51 to 1.0 at September 30, 2020.  The closing price of the Company’s common shares on the New York Stock Exchange was $7.20 at September 30, 2020.  At September 30, 2021 and 2020, the Company’s total debt consisted of $1.6 billion and $1.5 billion of fixed-rate debt, respectively, and $0.2 billion and $0.3 billion of variable-rate debt, respectively.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no consolidated debt maturing until January 2022.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $19.7 million for its consolidated properties at September 30, 2021.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2021, the Company had purchase order obligations, typically payable within one year, aggregating approximately $6.4 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite an increase in retailer bankruptcies in 2020, the Company experienced strong momentum in new lease discussions and renewal negotiations with tenants in the second half of 2020, which continued through the first nine months of 2021.  Ultimately, the Company executed new leases and renewals aggregating approximately 2.6 million square feet of space for the nine months ended September 30, 2021, on a pro rata basis, which exceeded first nine months 2020 leasing levels.  Although there may be some additional disruption among existing tenants due to the continuing impact of the COVID-19 pandemic, the Company believes that recent strong leasing volumes are attributable to the location of the Company’s portfolio in suburban, high household income communities (which have been impacted less by the pandemic on a relative basis) and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations to improve the spread and efficiency of fulfillment of online purchases.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.9%). Other significant tenants include Dick’s Sporting Goods, Ulta, Bed Bath & Beyond, Best Buy, Nordstrom Rack, Five Below, Ross Stores, Kroger, Whole Foods and Home Depot, all of which have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases.  The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment.  The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its historical property income growth and consistent growth in average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At September 30, 2021 and December 31, 2020, the shopping center portfolio occupancy, on a pro rata basis, was 90.2% and 89.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $18.44 and $18.50, respectively.  The Company’s portfolio has been impacted by tenant bankruptcies and lease expirations in recent years (which increased in number and pace in 2020 following the onset of the COVID-19 pandemic) and the Company expects to expend significant amounts of capital in coming periods in connection with recently executed anchor leases and in order to re-lease remaining anchor vacancies.  Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent anchor leasing activity will cause aggregate leasing capital expenditure levels to remain elevated.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new and renewal leases executed during the nine months ended September 30, 2021 and 2020, on a pro rata basis, was $2.71 and $2.01 per rentable square foot, respectively.  The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time. As of October 15, 2021, 100% of the Company’s tenants (at the Company’s share and based on average base rents) were open for business, up from an open rate low of 45% in early April 2020.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents from April 2020 through the end of 2020. The Company’s collection rates have shown significant improvements in 2021 and a substantial majority of the Company’s tenants, including cash basis tenants, are paying their monthly rent and repaying deferred rents relating to prior periods.  As of October 15, 2021, the Company’s quarterly rent payment rates, for assets owned at September 30, 2021, determined on a pro rata basis, for each quarterly reporting period since March 2020, and updated for subsequent cash receipts (including the repayment of deferred rents), are reflected as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021	Second Quarter 2021	Third Quarter 2021
As of October 15, 2021	91%	96%	97%	98%	99%	99%

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

The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  As of September 30, 2021, $1.7 million remains outstanding under these deferral arrangements for tenants that are not accounted for on the cash basis. As of October 15, 2021, agreed upon rent deferral arrangements with tenants that remain unpaid represented 1% of 2020 rents. Agreed upon rental deferral arrangements for the first three quarters of 2021 are immaterial.

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic or the ultimate level of collections of rents and other unpaid amounts owed by tenants that were deferred or unpaid during 2020.  However, the level and pace of collections of such deferred rents and other unresolved amounts exceeded management’s expectations during the first nine months of 2021, especially with respect to collections from tenants previously placed on the cash basis of accounting. If new surges in contagion were to occur, or if new COVID-19 variants were to be discovered which are more resistant to vaccines, or if there are decreases in the effectiveness of such vaccines, the Company’s recent success in the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations in the future.  Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, fitness and local restaurants.  For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2021				December 31, 2020
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,605.1	4.0	4.1%	89.5%	$1,602.4	4.7	4.1%	82.9%
Variable-Rate Debt	$187.5	0.8	1.7%	10.5%	$331.1	1.9	1.5%	17.1%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	September 30, 2021				December 31, 2020
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$754.1	$176.9	2.2	4.4%	$757.5	$178.2	2.9	4.4%
Variable-Rate Debt	$242.9	$48.6	0.8	2.5%	$272.1	$54.4	0.5	2.5%

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

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at September 30, 2021 and December 31, 2020, is summarized as follows (in millions):

	September 30, 2021			December 31, 2020
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,605.1	$1,736.0	$1,660.5	$1,602.4	$1,704.0	$1,634.3
Company's proportionate share of joint venture fixed-rate debt	$176.9	$181.5	$178.3	$178.2	$181.6	$177.2

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2021, would result in an increase in interest expense of approximately $1.4 million for the Company and $0.4 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2021.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2021, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2021	129	$15.06	—	$—
August 1–31, 2021	20	15.86	—	—
September 1–30, 2021	25,350	15.28	—	—
Total	25,499	$15.28	—	$42.1

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of October 22, 2021, the Company had repurchased 5.1 million of its common shares in the aggregate at a cost of $57.9 million and a weighted-average cost of $11.33 per share under the program.  As of October 22, 2021, the Company had not repurchased any shares under the program during 2021.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Employment Agreement, dated as of September 11, 2021, by and between the Company and Christa Vesy[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2,3]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2],3

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[3]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[3]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[3]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[3]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[3]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and included in Exhibit 101.
1	Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2021.
2	Submitted electronically herewith.
3	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: October 28, 2021