Form 10-K
period 2021-12-31
SITE Centers Corp.
filed 2022-02-24
CIK 894315

Be

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2021, was $2.7 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

211,235,807 common shares outstanding as of February 10, 2022

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2022 Annual Meeting of Shareholders.

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

The Company is self-administered and self-managed, and therefore, has not engaged, nor does it expect to retain, any REIT advisor.  The Company manages all of the Portfolio Properties as defined herein.  At December 31, 2021, the Company owned approximately 32.0 million square feet of gross leasable area (“GLA”) (42.2 million square feet of total GLA) through all its properties (wholly-owned and joint venture) and managed approximately 0.6 million total square feet of GLA for Retail Value Inc. (“RVI”), an owner and operator of one shopping center listed on the New York Stock Exchange.

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants.  The Company’s shopping centers and land are collectively referred to as the “Portfolio Properties.”  In addition, the Company generates revenue from its management contracts with its unconsolidated joint ventures and RVI.

On July 1, 2018, SITE Centers completed the spin-off of RVI.  At the time of the spin-off, RVI owned 48 shopping centers, composed of 36 continental U.S. assets and 12 of SITE Centers’ shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and 16 million square feet of GLA.  At December 31, 2021, RVI owned one remaining shopping center in Gulfport, Mississippi representing 0.6 million square feet of GLA.

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

The Company's mission is to own and manage open-air shopping centers located in suburban, high household income communities.  The Company strives to deliver attractive total shareholder returns through earnings and cash flow growth, a sustainable dividend and a strong balance sheet that is well positioned through various economic cycles.

Looking forward, growth opportunities within the core property operations include rental increases and continued lease-up of the portfolio and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include acquisitions and tactical redevelopment. Management intends to use retained cash flow, proceeds from the sale of lower growth assets and proceeds from equity offerings and debt financings to fund capital expenditures relating to new leasing activity and acquisitions, including opportunistic investments and tactical redevelopment activity.

The Company believes the following serve as cornerstones for the execution of its strategy:

•	Maximization of recurring cash flows through strong leasing and core property operations;
•

Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into acquisitions that offer operational and tactical redevelopment potential;

•	Enhancement of property cash flows through creative, proactive tactical redevelopment efforts that result in the profitable adaptation of site plans to better suit retail tenant and community demands;
•

Risk mitigation through continuous focus on maintaining prudent leverage levels and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, common equity and capital from a wide range of joint venture partners and

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  In response to the COVID-19 pandemic, beginning in March 2020, the majority of the Company’s employees began to perform their responsibilities remotely, and the Company implemented safety protocols to protect those employees whose roles required them to be present in the Company’s offices.  In October 2020, the Company reopened its offices in order to allow all employees to return on a voluntary basis, and in September 2021, the Company began to require that all employees report to the office at least two times each week.  The Company continues to closely monitor local levels of infection associated with the COVID-19 pandemic and has taken additional steps as needed in order to protect the health and safety of its workforce, including a relaxation of office attendance requirements in late 2021 as a result of the Omicron variant and rising infection levels.

The COVID-19 pandemic had a significant impact on the collection of rents from April 2020 through December 2020. During the second half of 2020 and early 2021, the Company worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis, often in exchange for concessions in the form of tenant extensions of lease terms, the relaxation of leasing restrictions and co-tenancy provisions and, in some cases, alterations of control areas allowing for future redevelopment of the shopping center.

During the course of 2021, the Company’s rental collections normalized close to pre-pandemic levels.  As of December 31, 2021, a substantial majority of tenants, including tenants previously on the cash basis of accounting, were paying their monthly rent and any deferred rents relating to prior periods.  Included in 2021 results was $13.8 million of net revenue, at SITE Centers’ share, primarily related to contractual rents paid from cash-basis tenants that were contractually due in 2020.  The majority of the deferral arrangements relating to 2020 revenue were repaid during 2021, and therefore, the impact of 2020 rent collections is expected to be minimal in future periods.  At December 31, 2021, $0.2 million remained outstanding under deferral arrangements for tenants that are not accounted for on the cash basis.

As of February 10, 2022, the Omicron variant has not had a material impact on the Company’s rent collections or leasing activity though some tenants have experienced challenges in maintaining regular operating hours as a result of related labor shortages.  Future rent collection may be negatively impacted by additional surges in COVID-19 contagion, the emergence of new COVID-19 variants that are more infectious or resistant to existing vaccines, decreases in the effectiveness of existing vaccines, and any implementation of additional restrictions on tenant businesses as a result thereof.  For a further discussion of the impact of the COVID‑19 pandemic on the Company’s business, see Item 1A. Risk Factors in Part I of this Report on Form 10-K and “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Part II of this Report on Form 10-K.

Narrative Description of Business

The Company’s portfolio as of December 31, 2021, consisted of 136 shopping centers (including 47 centers owned through unconsolidated joint ventures) and approximately 60 acres of developable land.  The shopping centers are located in 21 states.  The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2021	2020
Centers owned (at 100%)	136	138
Aggregate occupancy rate	90.0%	89.0%
Average annualized base rent per occupied square foot	$18.33	$18.50

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2021	2020	2021	2020
Centers owned	89	78	47	60
Aggregate occupancy rate	90.0%	89.2%	89.4%	87.3%
Average annualized base rent per occupied square foot	$18.52	$18.75	$15.15	$15.36

Recent Developments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference, for information on certain recent developments of the Company.

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

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Inc., Dick's Sporting Goods, Inc., PetSmart, Inc., Michaels Companies, Inc. and Ross Stores, Inc., representing 5.8%, 2.7%, 2.6%, 2.3% and 1.9%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2021.  For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals.”

Qualification as a Real Estate Investment Trust

As of December 31, 2021, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Human Capital Management

As of December 31, 2021, the Company’s workforce was composed of 293 full-time equivalent employees compared to 323 full-time equivalent employees at December 31, 2020. At the end of 2021, the Company’s workforce was approximately 37% male and 63% female, and women represented approximately 46% of the Company’s managers (defined by reference to the EEO-1 job class categories to include executive/senior-level officials and managers and first/mid-level officials and managers). The ethnicity of the Company’s workforce at the end of 2021 was approximately 80% White, 12% Black, 4% Hispanic, 2% Asian and 2% other (based on EEO categories). During 2021, the size and the diversity of the Company’s workforce decreased as a result of RVI’s sale of its remaining Puerto Rico properties, which had been managed by local Company employees.  Of the Company’s employees, 73% of employees were assigned to work in the corporate headquarters in Beachwood, Ohio, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company, with approximately 82% of the Company’s employees having been with the Company for over 5 years and 53% for over 10 years.

The Company’s primary human capital management objective is to attract, develop, engage and retain the highest quality talent. To support this objective, the Company offers competitive pay and benefit programs, a broad focus on wellness and flexible work arrangements designed to allow employees to meet personal and family needs. The Company also takes steps to measure and improve upon its level of employee engagement and to create a diverse and inclusive workplace.  The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. At least once every two years the Company requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting, finance and capital markets departments are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis. The Company’s culture is also underpinned by its employees’ commitment to the Company’s core values of being Fearless, Authentic, Curious and Thoughtful (the Company’s Matters of FACT) in the conduct of their responsibilities.

In response to the COVID-19 pandemic, beginning in March 2020, the majority of the Company’s employees began to perform their responsibilities remotely, and the Company implemented safety protocols to protect those employees whose roles required them to be present in the Company’s offices.  In October 2020, the Company reopened its offices in order to allow all employees to return on a voluntary basis, and in September 2021, the Company began to require that all employees report to the office at least two times each week.  The Company continues to closely monitor local levels of infection associated with the COVID-19 pandemic and has taken additional steps as needed in order to protect the health and safety of its workforce, including a relaxation of office attendance requirements in late 2021 as a result of new COVID-19 variants and rising infection levels.

Information Technology and Cybersecurity

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems, as well as proprietary software programs that are important to the efficient operation of the business.  The Company also utilizes certain software applications provided by third parties, grants access to certain of the Company’s systems to third parties who provide outsourced functions or other services and increasingly stores and transmits data by means of connected information technology or “cloud” systems.  Any significant failures or other disruption of the Company’s critical information systems, including as a result of ransomware attacks or other cyber incidents, that impact the availability or other proper functioning of these systems or that result in the compromise of sensitive or confidential information, including information of tenants, employees and others, could result in liability to third parties and have a significant impact on the Company’s operations and reputation.

The frequency and sophistication of global cybersecurity threats have increased in recent years, primarily through phishing and ransomware campaigns.  The Company’s objective for managing increasing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to breach the Company’s systems. The Company works to achieve this objective by hardening its networks and systems against attack by adopting “defense-in-depth” and “zero-trust” methodologies.  The Company has a formal process in place for incident response and business continuity, which the Company refers to as its Cybersecurity Incident Response Plan, that encompasses tactics related to cybersecurity, systems and facilities availability and information privacy.  The Company has established an internal Security and Privacy Governance Committee comprised of members of management to help review and discuss cybersecurity risks on a periodic basis.  The role of the committee is to oversee the development and implementation of the Company’s Cybersecurity Incident Response Plan, to discuss the implementation of various security measures and to receive reports on the Company’s cybersecurity training and awareness program and engagement of third parties to conduct periodic external security testing.  The Company’s audit services and technology teams conduct third-party risk assessments during the procurement of solutions and services and annually on agreement renewal.  As a complement to these measures, the Company also conducts annual cybersecurity awareness training for all employees, new-hire cybersecurity training, periodic simulated phishing tests and additional training for employees who travel outside the United States.  The Company’s Audit Committee is briefed on information security matters, including current data security and recovery initiatives and external security testing results, at least once each year by the Company’s Senior Vice President of Information Technology and the Senior Director of Audit Services.

The Company’s information technology systems are protected through physical and software safeguards, as well as backup systems the Company considers to be appropriate.  However, such safeguards may ultimately prove to be insufficient to protect against all incidents the Company experiences.  Furthermore, these systems are vulnerable to interruption from events beyond the Company’s control.  To mitigate the potential for such occurrences at the Company’s primary data center, the Company has implemented various systems, including redundant telecommunication facilities, replication of critical data and backups to multiple off-site locations, a fire suppression system to protect the Company’s on-site data center and electrical power protection and generation facilities.  The Company also has a catastrophic disaster recovery plan and alternate processing capability available for its critical data processes in the event of a catastrophe that renders the primary data center unusable.

The Company has not experienced any cyber-incidents that have materially obstructed the availability of its information systems and data.  The Company has experienced incidents involving malware, email phishing and other events intended to disrupt information systems, wrongfully obtain valuable information or cause other types of malicious events that could have resulted in harm to the business.  To the Company’s knowledge, the various protections the Company has employed have been effective in identifying these types of events at a point when the impacts on the business could be minimized.

The Company also maintains cybersecurity insurance; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

Corporate Responsibility and Sustainability

At SITE Centers, the term “sustainability” is defined as: sustainable value, sustainable growth, sustainable property operations, sustainable employee health and wellness, sustainable governance policies and sustainable interaction with the Company’s stakeholders and communities. Detailed information regarding the Company’s approach to sustainability can be found on the Company's website in its Corporate Responsibility and Sustainability Report. This report is based on the Global Reporting Initiative (GRI) standard, which summarizes environmental and social performance, and includes disclosures with respect to certain Sustainability Accounting Standards Board (SASB) standards. The content of the Company’s sustainability reports is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC, unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 10, 2022:

David R. Lukes, age 52, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017.  Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014.  Mr. Lukes also served as President and Chief Executive Officer of Sears

Holding Corporation affiliate Seritage Realty Trust, a REIT primarily engaged in the re-leasing of shopping centers, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 through 2012.  From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010.  Mr. Lukes has also served as the President, Chief Executive Officer and Director of RVI since April 2018 and as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki, since 2017.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Conor M. Fennerty, age 36, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019.  From April 2017 to November 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets.  Prior to joining SITE Centers, Mr. Fennerty served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from July 2014 to April 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from May 2012 to July 2014, and prior to that, a member of the global investment research division of Goldman Sachs from May 2010 to May 2012.  Mr. Fennerty earned a Bachelor of Science in business administration with a major in finance from Georgetown University.

Christa A. Vesy, age 51, is Executive Vice President and Chief Accounting Officer of SITE Centers, a position she assumed in March 2012.  From July 2016 to March 2017, Ms. Vesy also served as SITE Centers’ Interim Chief Financial Officer.  In these roles, Ms. Vesy has overseen the property and corporate accounting, tax and financial reporting functions for SITE Centers.  Previously, Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers since November 2006.  Ms. Vesy has also served as Chief Financial Officer and Treasurer of RVI since November 2019, as its Executive Vice President and Chief Accounting Officer since February 2018 and as its Director since May 2021.  Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment.  Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004.  Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University.  Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

John M. Cattonar, age 40, has served as Executive Vice President and Chief Investment Officer of SITE Centers since May 2021.  Previously, Mr. Cattonar served as Senior Vice President of Investments of SITE Centers from April 2017 to May 2021.  Prior to joining SITE Centers, Mr. Cattonar served as Vice President of Asset Management for Equity One from August 2015 to March 2017 and at Sears Holding Corporation’s affiliate Seritage Realty Trust from July 2012 to July 2015.  Mr. Cattonar earned a Master of Science in Real Estate Development from Columbia University and holds a Bachelor of Arts in Economics from the University of North Carolina at Chapel Hill.

Corporate Headquarters

The Company is an Ohio corporation incorporated in 1992.  The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.  The Company’s website is www.sitecenters.com.  The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, analyst presentations and financial information.  The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

•	E-commerce may continue to have an adverse impact on the Company’s tenants and business.
•	The COVID-19 pandemic has had, and could continue to have, a significant impact on the Company and its tenants’ businesses.
•	The Company relies on major tenants, making it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants.
•	The Company’s dependence on rental income may adversely affect its ability to meet its debt obligations and make distributions to shareholders.
•	The Company’s expenses may remain constant or increase even if income from the Company’s properties decreases.
•	Property ownership through partnerships and joint ventures could limit the Company’s control of those investments and reduce its expected return.
•	The Company’s real estate assets may be subject to impairment charges.
•	The Company’s acquisition activities may not produce the cash flows that it expects and may be limited by competitive pressures or other factors.
•	Real estate property investments are illiquid; therefore, the Company may not be able to dispose of properties when desired or on favorable terms.
•	The Company’s development, redevelopment and construction activities could affect its operating results.
•	The Company’s real estate investments may contain environmental risks that could adversely affect its results of operations.
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

In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers, other shopping centers and e-commerce, in attracting and retaining retailers.  As of December 31, 2021, leases at the Company’s properties (including the proportionate share of unconsolidated properties) were scheduled to expire on a total of approximately 7.1% of leased GLA during 2022.  For those leases that renew, rental rates upon renewal may be lower than current rates.  For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments.  In these situations, the Company’s financial condition, operating results and cash flows could be adversely impacted.

E-Commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business

E-commerce has been broadly embraced by the public, including throughout the COVID-19 pandemic, and growth in the e‑commerce share of overall consumer sales is likely to continue in the future. Some of the Company’s tenants have been negatively impacted by increasing competition from internet retailers and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led some omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, use such locations for curbside pickup of items ordered online and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how a continuing growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The COVID-19 Pandemic Has Had, and Could Continue to Have, a Significant Impact on the Company and Its Tenants’ Businesses

The Company’s business and the businesses of its tenants have been and could continue to be significantly impacted by the COVID-19 pandemic and the public perception of and reaction to the related risks. Beginning in March 2020, the COVID-19 pandemic resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social distancing restrictions. Beginning in April 2020, a significant number of tenants failed to pay some or all of their monthly rent obligations, and the Company and its joint ventures agreed to defer a significant portion of these unpaid tenant rent obligations until 2021 and beyond.  The majority of these deferred amounts have been repaid by tenants as of December 31, 2021.

Although the level and pace of tenant collections (including the payment of deferred rents) exceeded management’s expectations during 2021 and has largely reverted to pre-pandemic norms, the pandemic continues to pose risks to the Company and tenant operations.  If additional surges in contagion occur, or if new COVID-19 variants emerge that are more infectious or resistant to existing vaccines, or if there are decreases in the effectiveness of existing vaccines, tenant collections could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations.  Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, restaurants that rely on in-person dining and entertainment.

In addition to the impacts and uncertainties listed above, the COVID-19 pandemic has significantly limited the ability of the Company’s employees to access the Company’s offices and properties, which could adversely impact the Company’s ability to manage its properties and complete other operating and administrative functions that are important to its business.  Efforts by the Company’s employees to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk.  Furthermore, any exacerbation of the COVID-19 pandemic could negatively affect global capital markets, which, in turn, could negatively affect the Company’s ability to obtain necessary financing, including property-level refinancing for its joint ventures, on favorable terms, or at all.  Reduced rent collections from tenants could also impact the ability of the Company and its joint ventures to satisfy covenants and debt service obligations applicable to their financing arrangements, particularly with respect to mortgage loan indebtedness, and result in the recognition of impairment charges with respect to certain of the Company’s properties.  Reduced rent collections from tenants may also have the effect of decreasing management fees collected from the Company’s joint ventures, which are often based on property cash receipts, and may also impact decisions by the Company’s Board of Directors with respect to future dividend policy.  The Company’s periodic assessment of tenants’ ability to pay outstanding obligations, including rent obligations deferred because of the COVID-19 pandemic, may also result in reductions to rental revenue on account of previously accrued rents for which collection is no longer considered probable.

The impact of the COVID-19 pandemic could also exacerbate the other risks described herein.  Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to the impacts of the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants

As of December 31, 2021, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	5.8%
Dick's Sporting Goods, Inc.	2.7%
PetSmart, Inc.	2.6%
Michaels Companies, Inc.	2.3%
Ross Stores, Inc.	1.9%
Bed Bath & Beyond Inc.	1.9%
Ulta Beauty, Inc.	1.9%
Gap Inc.	1.9%
Nordstrom, Inc.	1.8%
Best Buy Co., Inc.	1.8%
Kohl's Department Stores, Inc.	1.7%
The Kroger Co.	1.7%
AMC Entertainment Holdings, Inc.	1.5%
Burlington Stores, Inc.	1.5%

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT.  In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized.  These situations could have an impact on the Company’s revenues from its joint ventures.  Other risks of joint venture investments include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture.  Joint venture platforms typically contain customary buy-sell provisions, which could result in either the sale of the Company’s interest or the use of available cash or borrowings to acquire the Company’s partner’s interest at inopportune times, as well as the termination of applicable management contracts and fees.  In addition, the Company is obligated to maintain the REIT status of the Dividend Trust Portfolio joint venture’s REIT subsidiary and may be obligated to maintain the REIT status of future joint venture platforms and the Company’s failure to do so could result in substantial liability to its partner.  These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.  There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures.  In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.  Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline.  As of December 31, 2021, the Company had $64.6 million of investments in and advances to unconsolidated joint ventures holding 47 shopping centers.

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

Additionally, the time frame required for development, redevelopment, construction and lease-up of these properties means that the Company may wait several years for a significant cash return.  If any of the above events occur, the development of properties may hinder the Company’s growth and have an adverse effect on its results of operations and cash flows.  In addition, new development activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.

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

The Company’s Properties Could Be Subject to Damage from Natural Disasters and Weather-Related Factors; An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

The Company’s properties are generally open-air shopping centers.  Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects.  Furthermore, a number of the Company’s properties are located in areas that are subject to natural disasters, including Florida and California.  Such properties could therefore be affected by rising sea levels, hurricanes, tropical storms and wildfires, whether caused by global climate changes or other factors.  In addition, the Company’s insurance premiums have increased in recent years and the potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.

The Company currently maintains all-risk property insurance with limits of $150 million per occurrence and in the aggregate and general liability insurance with limits of $100 million per occurrence and in the aggregate, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as flood and earthquake.  Coverage for a named windstorm for the Company’s continental U.S. properties is subject to a deductible of up to 5% of the total insured value of each property.  The amount of any insurance coverage for losses due to damage or business interruption may prove to be insufficient.  Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

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

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business

The Company relies extensively on computer systems to manage its business.  While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions.  These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including phishing attacks, ransomware and other sophisticated cyber-attacks.  Although the Company and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful.  Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees and third-party vendors; disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties.  In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data.  Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses, claims or fines that may arise.  For additional information see Item 1 “Business—Information Technology and Cybersecurity” in Part I of this Annual Report on From 10-K.

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flows

At December 31, 2021, the Company had outstanding debt of $1.7 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $0.2 billion as of December 31, 2021).  The Company intends to maintain a conservative ratio of debt to asset value.  The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.  If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly.  Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors could subject the Company to an even greater adverse impact on its financial condition and results of operations.  In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing

The Company is generally subject to the risks associated with debt financing.  These risks include the following:

•	The Company’s cash flows may not satisfy required payments of principal and interest;
•

The Company may not be able to refinance existing indebtedness on its properties as necessary, or the interest rate and other terms of the refinancing may be less favorable to the Company than the interest rate and terms applicable to the existing debt;

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

The Company May Incur Significant Debt Prepayment Costs as a Result of Repaying Indebtedness Prior to Its Stated Maturity

In prudently managing its capital structure and refinancing risk, in the past, the Company has chosen to retire debt prior to its stated maturity date, and in doing so, has incurred prepayment or defeasance premiums in accordance with the relevant loan agreements.  If the Company chooses to retire debt prior to its stated maturity date in the future, it may incur significant debt prepayment costs or defeasance premiums, which could have an adverse effect on the Company’s cash flows and results of operations.

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

Subsequently, on March 5, 2021, IBA and the FCA made public statements regarding the future cessation of LIBOR.  In particular, with respect to the 1-week and 2-month U.S. dollar (“USD”) LIBOR settings, the FCA announced that IBA would permanently cease to publish them on December 31, 2021, which IBA in fact did.  With respect to the overnight, 1-month, 3-month, 6-month and 12-month USD LIBOR settings, the FCA announced that IBA would permanently cease publishing them in their current form on June 30, 2023.  It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after such end dates, and there is considerable uncertainty regarding the publication or representativeness of LIBOR beyond such end dates.

In conjunction with the FCA’s and IBA’s announcements regarding the permanent cessation of LIBOR, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and other U.S. banking regulators issued guidance, including on October 20, 2021, encouraging supervised financial institutions to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, with limited exceptions, to avoid creating safety and soundness risks and otherwise facilitate an orderly LIBOR transition.

The Alternative Reference Rates Committee (“ARRC”), which is a group of private-market participants convened by the Federal Reserve to help ensure a successful transition from USD LIBOR to a more robust reference rate, has recommended rates derived from the Secured Overnight Financing Rate (“SOFR”) as alternatives to USD LIBOR for use in commercial loans, derivatives and other financial instruments.  On October 21, 2020, the U.S. Department of Treasury, the Federal Reserve and other U.S. regulators confirmed that the use of SOFR-based rates is voluntary, and market participants should seek to transition away from LIBOR in the manner that is most appropriate given their specific circumstances.  The emergence of alternatives to SOFR and their acceptance by market participants could impact contracts, securities and instruments that reference SOFR, including contracts, securities and instruments linked to USD LIBOR that would transition to SOFR upon a benchmark transition event.

On April 6, 2021, the State of New York enacted legislation addressing LIBOR contracts governed by New York law.  It is purportedly designed to minimize legal uncertainty and adverse economic impacts associated with the transition from LIBOR.  Other states have enacted, or are considering enacting, similar legislation.  On December 8, 2021, the United States House of Representatives passed a bill called the Adjustable Interest Rate (LIBOR) Act of 2021 to address the impact of LIBOR’s permanent cessation on LIBOR contracts.  That bill remains under consideration by the United States Senate.  State and federal legislation, and other events could impact certain contracts, securities and instruments tied to USD LIBOR.  Similarly, in the United Kingdom, the FCA obtained power from Parliament to, among other things, compel IBA to change the methodology it currently uses to calculate LIBOR such that a “synthetic” LIBOR could be published for use in legacy contracts.  Actions taken by the FCA, including actions taken in accordance with its power to compel the calculation of “synthetic LIBOR,” could have an impact on contracts, securities and instruments linked to USD LIBOR.  So too could future announcements by the FCA, IBA or U.S. banking regulators that impact contracts, securities and instruments linked to USD LIBOR that contemplate transitioning to SOFR upon a benchmark transition event.  Likewise, contracts, securities and instruments linked to USD LIBOR may be impacted by decisions by USD LIBOR panel banks that give rise to or otherwise impact non-representativeness determinations that the FCA may be responsible for making before LIBOR ceases to be published.  The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR is not known.  However, any replacement rate or alternative base rate could be higher or more volatile than LIBOR, which could adversely affect the Company’s cash flow, financial condition, risk management programs and operations.

The Company’s consolidated debt outstanding at December 31, 2021 included approximately $100 million of variable rate debt (maturing in January 2023) having an interest rate determined by reference to LIBOR.  Should the Company seek to replace this variable rate debt or extend the maturity date, it is likely that LIBOR will need to be replaced with an alternative rate of interest.  Additionally, the Company currently has the ability to elect that borrowings under its $970 million revolving credit facilities bear interest based on either LIBOR or the Alternative Base Rate.  The credit agreements governing the revolving credit facilities provide that the Company’s ability to request LIBOR-based loans may be suspended in the future in connection with the cessation of LIBOR’s publication, in which case the Company will be forced to borrow at an interest rate based on the Alternative Base Rate unless and until the Company and applicable lenders agree on an alternative rate of interest to LIBOR.  Any agreed upon amendment referencing an alternative rate to replace LIBOR could have adverse tax consequences to the Company. Borrowings based on the Alternative Base

Rate or any alternative rate of interest to LIBOR also may result in higher borrowing costs to the Company.  Using alternative rates of interest to LIBOR, including SOFR-based rates such as the CME Group’s calculation of term SOFR, also may potentially create risks given various uncertainties regarding how they will behave in various economic environments, whether and to what extent they are adopted in the market, as well as how they are constructed.

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

The Company May Be Forced to Borrow Funds to Maintain Its REIT Status, and the Unavailability of Such Capital on Favorable Terms at the Desired Times, or at All, May Cause the Company to Curtail Its Investment Activities and/or to Dispose of Assets at Inopportune Times, Which Could Materially and Adversely Affect the Company

To qualify as a REIT, the Company generally must distribute to shareholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year.  In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years.  The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.  In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds to meet the REIT distribution requirements.  The Company may not be able to borrow funds on favorable terms or at all, and the Company’s ability to borrow may be restricted by the terms of the instruments governing the Company’s existing indebtedness.  The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the Company’s growth potential, current debt levels, the market price of common shares and current and potential future earnings.  The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times and could materially and adversely affect the Company.  The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

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

Certain Foreign Shareholders May Be Subject to U.S. Federal Income Tax on Gain Recognized on a Disposition of the Company’s Common Shares if the Company Does Not Qualify as a “Domestically Controlled” REIT

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on any gain recognized on the disposition.  This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.”  In general, the Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of the Company’s stock, less than 50% in value of the stock was held directly or indirectly by non-U.S. persons.  If the Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of the Company’s common shares would be subject to U.S. federal income tax unless the common shares were traded on an established securities market and the foreign stockholder did not at any time during a specific testing period directly or indirectly own more than 10% of the Company’s outstanding common stock.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect the Company’s Business

The Company’s financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which is periodically revised and/or expanded.  From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC.  It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems.  Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2021, the Portfolio Properties included 136 shopping centers (including 47 centers owned through unconsolidated joint ventures) and approximately 60 acres of developable land, including parcels located adjacent to certain of the shopping centers.  At December 31, 2021, the Portfolio Properties aggregated 32.0 million square feet of Company-owned GLA (42.2 million square feet of total GLA) located in 21 states.  These centers are principally located in suburban, higher household income communities in the Southeast with the highest concentrations in Florida, Georgia and North Carolina.  The Company also has significant concentrations in New Jersey and Ohio.

At December 31, 2021, on a pro rata basis, the average annualized base rent per square foot was $18.33.  The average annualized base rent of the Company’s 89 wholly-owned shopping centers was $18.52 per square foot, and the average annualized base rent for the 47 shopping centers owned through unconsolidated joint ventures was $15.15 per square foot.  The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.

The majority of the Company’s shopping centers are anchored by national tenant anchors and designed to provide a highly compelling shopping experience and merchandise mix for retail partners and consumers.  The tenants of the shopping centers typically cater to the consumer’s desire for value, service and convenience and offer day-to-day necessities rather than high-priced luxury items.  The properties often include discounters, specialty grocers, pet supply stores, fitness centers, quick-service restaurants and beauty supply retailers as additional anchors or tenants.  The Company has established close relationships with a large number of major national and regional tenants, many of which occupy space in its shopping centers.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2021, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary–Retail Environment and Company Fundamentals” of this Annual Report on Form 10-K.  For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.  At December 31, 2021, the Company owned an investment in 47 properties through unconsolidated joint ventures, which properties served as collateral for joint venture mortgage debt aggregating approximately $0.9 billion (of which the Company’s proportionate share is $190.5 million) and is not reflected in the consolidated indebtedness.  The Company’s properties range in size from approximately 2,000 square feet to approximately 1,100,000 square feet of total GLA (with 52 properties exceeding 300,000 square feet of total GLA).  On a pro rata basis, the Company’s properties were 90.0% occupied as of December 31, 2021.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2031 at the Company’s 89 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2022	236	1,308	$26,361	$20.15	4.5%	8.0%
2023	286	2,805	49,335	17.59	9.7%	15.0%
2024	313	2,829	49,927	17.65	9.8%	15.2%
2025	257	2,509	47,715	19.02	8.7%	14.5%
2026	227	2,126	35,736	16.81	7.3%	10.8%
2027	139	1,989	35,426	17.81	6.9%	10.8%
2028	97	901	16,804	18.65	3.1%	5.1%
2029	87	863	17,564	20.35	3.0%	5.3%
2030	91	774	14,946	19.31	2.7%	4.5%
2031	75	772	13,005	16.85	2.6%	3.9%
Total	1,808	16,876	$306,819	$18.18	58.3%	93.1%

The following table shows the impact of tenant lease expirations through 2031 at the Company’s 47 shopping centers owned through unconsolidated joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2022	103	342	$7,352	$21.50	3.4%	6.4%
2023	133	1,053	16,151	15.34	10.4%	14.2%
2024	151	1,610	20,740	12.88	15.9%	18.2%
2025	111	938	13,165	14.04	9.3%	11.5%
2026	132	1,080	16,048	14.86	10.7%	14.1%
2027	72	854	13,405	15.70	8.4%	11.8%
2028	38	461	6,778	14.70	4.5%	5.9%
2029	33	268	4,826	18.01	2.6%	4.2%
2030	22	186	2,824	15.18	1.8%	2.5%
2031	31	355	5,921	16.68	3.5%	5.2%
Total	826	7,147	$107,210	$15.00	70.5%	94.0%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2021

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)
	Arizona
1	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	20%	691	$11,630	$17.56	AMC Theatres, Best Buy, Big Lots, Burlington, HomeGoods, Jo-Ann, Lina Home Furnishing, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
2	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	352	$4,860	$15.92	DSW, Golf Galaxy, Hobby Lobby, HomeGoods, Nordstrom Rack, Savers (Not Owned), Staples, T.J. Maxx
3	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	197	$3,479	$20.98	AMC Theatres (Not Owned), Michaels, PetSmart, Ross Dress for Less, Target (Not Owned)
4	Phoenix, AZ	Paradise Village Gateway	2004	2003	100%	295	$3,839	$28.38	PetSmart, Ross Dress for Less

	California
5	Buena Park, CA	Buena Park Place	2009	2004	100%	213	$3,625	$17.45	Aldi, Kohl's, Michaels
6	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	277	$6,167	$23.56	24 Hour Fitness, Michaels, Ross Dress for Less, Stater Bros Markets, Target (Not Owned)
7	Long Beach, CA	The Pike Outlets(2)	2015	DEV	100%	392	$5,169	$22.61	Cinemark, H & M, Nike, Restoration Hardware
8	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,654	$46.39	Whole Foods
9	Richmond, CA	Hilltop Plaza	2000	2002	20%	246	$3,827	$17.34	99 Cents Only, Century Theatre, City Sports Club, dd's Discounts, Ross Dress for Less
10	Roseville, CA	Ridge at Creekside	2007	2014	100%	275	$5,918	$21.94	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
11	San Francisco, CA	1000 Van Ness	1998	2002	100%	122	$3,142	$29.51	CGV Cinemas, The Studio Mix

	Colorado
12	Centennial, CO	Centennial Promenade	2002	1997	100%	443	$7,388	$20.43	Conn's, Golf Galaxy, HomeGoods, IKEA (Not Owned), Michaels, Ross Dress for Less, Stickley Furniture, Total Wine & More
13	Colorado Springs, CO	Chapel Hills	2000	2011	100%	450	$5,353	$13.30	Barnes & Noble, Best Buy, Burlington, DSW, Michaels (Not Owned), Nordstrom Rack, North Academy Fitness, Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Whole Foods
14	Denver, CO	University Hills	1997	2003	100%	241	$4,298	$19.87	King Soopers, Marshalls, Michaels
15	Parker, CO	FlatAcres MarketCenter/ Parker Pavilions(2)	2003	2003	100%	233	$4,173	$19.06	24 Hour Fitness, Bed Bath & Beyond, Home Depot (Not Owned), Kohl's (Not Owned), Michaels, Office Depot, Walmart (Not Owned)

	Connecticut
16	Guilford, CT	Guilford Commons	2015	DEV	100%	127	$2,075	$18.04	Bed Bath & Beyond, The Fresh Market
17	Plainville, CT	Connecticut Commons	2013	DEV	20%	561	$6,889	$13.47	AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
18	Windsor, CT	Windsor Court	1993	2007	100%	79	$1,540	$19.62	HomeGoods (Not Owned), Stop & Shop, Target (Not Owned)

	Florida
19	Boynton Beach, FL	Village Square at Golf	2002	2007	100%	135	$1,944	$16.05	—
20	Bradenton, FL	Creekwood Crossing	2001	2007	20%	235	$2,828	$12.01	Bealls, Bealls Outlet, Big Lots, Circustrix, Lowe's (Not Owned)
21	Brandon, FL	Lake Brandon Plaza	2014	2009	100%	178	$2,360	$13.73	Jo-Ann, Nordstrom Rack, Publix, Total Wine & More

SITE Centers Corp.

Shopping Center Property List at December 31, 2021

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
22	Brandon, FL	Lake Brandon Village	2004	2003	100%	114	$1,478	$15.64	buybuy BABY, Lowe's (Not Owned), PetSmart, Sprouts Farmers Market
23	Brandon, FL	The Collection at Brandon Boulevard(2)	2021	IPO	100%	222	$2,960	$13.46	Bealls Outlet, Chuck E. Cheese's, Crunch Fitness, Kane Furniture
24	Casselberry, FL	Casselberry Commons	2010	2007	20%	246	$2,767	$16.29	Publix, Ross Dress for Less, T.J. Maxx
25	Dania, FL	Sheridan Square	1991	2007	20%	67	$708	$11.61	Walmart Neighborhood Market
26	Delray Beach, FL	Shoppes at Addison Place	2000	2021	100%	56	$2,370	$44.64	—
27	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	100%	84	$848	$12.48	Publix
28	Jupiter, FL	Concourse Village	2004	2015	100%	134	$2,268	$17.56	Ross Dress for Less, T.J. Maxx
29	Melbourne, FL	Melbourne Shopping Center	1999	2007	100%	210	$1,250	$8.68	Big Lots, Indian River Antique Mall, Publix
30	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$9,041	$20.76	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
31	Miramar, FL	River Run	1989	2007	20%	94	$1,293	$14.21	Publix
32	Naples, FL	Carillon Place	1994	1995	100%	265	$4,217	$15.90	Bealls Outlet, DSW, OfficeMax, Ross Dress for Less, T.J. Maxx, Total Wine & More, Walmart Neighborhood Market
33	Naples, FL	Countryside Shoppes	1997	2007	20%	73	$870	$12.31	Aldi, Athletica Health & Fitness
34	Orlando, FL	Chickasaw Trail Shopping Center	1994	2007	20%	75	$855	$11.65	Presidente Supermarket
35	Orlando, FL	Lee Vista Promenade	2016	DEV	100%	311	$4,999	$17.88	Academy Sports, Bealls Outlet, Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
36	Orlando, FL	Millenia Crossing	2009	2015	100%	100	$2,324	$26.61	Nordstrom Rack
37	Orlando, FL	Skyview Plaza	1998	2007	20%	264	$2,159	$13.63	Badcock Home Furniture &more, dd's Discounts, Presidente Supermarket, Ross Dress for Less
38	Oviedo, FL	Oviedo Park Crossing	1999	DEV	20%	186	$2,000	$11.04	Bed Bath & Beyond, Lowe's (Not Owned), Michaels, OfficeMax, Ross Dress for Less, T.J. Maxx
39	Palm Beach Gardens, FL	Northlake Commons	2003	2007	20%	124	$1,750	$15.85	Home Depot (Not Owned), Jo-Ann, Ross Dress for Less
40	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	100%	52	$1,282	$27.04	Publix (Not Owned), Target (Not Owned)
41	Pembroke Pines, FL	Flamingo Falls	2001	2007	20%	108	$2,346	$23.84	LA Fitness (Not Owned), The Fresh Market
42	Plantation, FL	The Fountains	2010	2007	100%	430	$6,519	$16.21	Dick's Sporting Goods, Jo-Ann, Kohl's, Marshalls/HomeGoods, Total Wine & More, Urban Air Trampoline & Adventure Park
43	Tamarac, FL	Midway Plaza	1985	2007	100%	228	$2,834	$14.50	Publix, Ross Dress for Less
44	Tampa, FL	North Pointe Plaza	1990	IPO	100%	108	$1,591	$14.99	Publix, Walmart (Not Owned)
45	Tampa, FL	Southtown Center	2005	2019	100%	44	$1,514	$35.98	—
46	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	100%	159	$1,912	$15.46	Office Depot (Not Owned), Publix, Ross Dress for Less
47	Winter Garden, FL	Winter Garden Village	2007	2013	100%	759	$14,209	$19.98	Bealls, Bed Bath & Beyond, Best Buy, Burlington, Forever 21, Havertys, Jo-Ann, LA Fitness, Lowe's (Not Owned), Marshalls, PetSmart, Ross Dress for Less, Staples, Target (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2021

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Georgia
48	Atlanta, GA	Brookhaven Plaza(3)	1993	2007	20%	70	$983	$23.48	—
49	Atlanta, GA	Cascade Corners(3)	1993	2007	20%	67	$528	$7.90	Kroger
50	Atlanta, GA	Cascade Crossing(3)	1994	2007	20%	63	$692	$10.93	Publix
51	Atlanta, GA	Hammond Springs	2008	2021	100%	69	$1,839	$28.70	—
52	Atlanta, GA	Perimeter Pointe	2002	1995	100%	360	$4,443	$19.05	Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas
53	Canton, GA	Hickory Flat Village(3)	2000	2007	20%	74	$1,076	$14.53	Publix
54	Canton, GA	Riverstone Plaza	1998	2007	20%	308	$3,582	$13.04	Bealls Outlet, Belk, Michaels, Publix, Ross Dress for Less
55	Cumming, GA	Cumming Marketplace	1999	2003	100%	310	$4,200	$13.89	Home Depot (Not Owned), Lowe's, Marshalls, Michaels, OfficeMax, Walmart (Not Owned)
56	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$4,917	$15.79	Ashley Furniture HomeStore, Best Buy, Dick's Sporting Goods, Staples, T.J. Maxx/HomeGoods
57	Cumming, GA	Sharon Greens	2001	2007	100%	98	$1,057	$12.31	Kroger
58	Decatur, GA	Flat Shoals Crossing(3)	1994	2007	20%	70	$748	$10.74	Publix
59	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$544	$9.57	Goodwill
60	Douglasville, GA	Market Square	1990	2007	100%	125	$1,509	$12.49	Aaron's
61	Ellenwood, GA	Paradise Shoppes of Ellenwood	2003	2007	100%	68	$423	$12.64	—
62	Marietta, GA	Towne Center Prado	2002	1995	20%	287	$3,233	$13.51	Dick's Sporting Goods Warehouse, Publix, Ross Dress for Less
63	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$2,255	$13.76	Movie Tavern, Painted Tree Marketplace
64	Snellville, GA	Presidential Commons	2000	2007	100%	376	$4,604	$12.29	Burlington, buybuy BABY, Home Depot, Jo-Ann, Kroger
65	Stone Mountain, GA	Deshon Plaza(3)	1994	2007	20%	64	$696	$11.28	Publix
66	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	303	$4,118	$15.66	Kohl's, Michaels, PetSmart, Sprouts Farmers Market, Staples

	Illinois
67	Chicago, IL	3030 North Broadway	2016	2017	100%	132	$4,345	$32.98	Mariano's, XSport Fitness
68	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,616	$27.18	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
69	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	357	$9,110	$32.53	Barnes & Noble (Not Owned), Century Theatre, Crate & Barrel, Gap
70	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	490	$7,560	$22.35	Bloomingdale's The Outlet Store, Container Store, Costco (Not Owned), HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, Trader Joe's
71	Tinley Park, IL	Brookside Marketplace	2013	2012	20%	317	$4,459	$15.34	Best Buy, Dick's Sporting Goods, HomeGoods, Kohl's (Not Owned), Michaels, PetSmart, Ross Dress for Less, T.J. Maxx, Target (Not Owned)

	Indiana
72	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,131	$15.20	Best Buy (Not Owned), Burlington, Dick's Sporting Goods (Not Owned), Kohl's, Michaels, Target (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2021

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Kansas
73	Merriam, KS	Merriam Town Center / Merriam Village	2005	2004	100%	363	$4,689	$14.42	Bob's Discount Furniture, Cinemark, Dick's Sporting Goods, Home Depot (Not Owned), IKEA (Not Owned), Marshalls, OfficeMax, PetSmart

	Massachusetts
74	Everett, MA	Gateway Center	2001	DEV	100%	640	$5,935	$17.16	Costco, Dollar Tree, Home Depot, Michaels, Old Navy, Target, Total Wine & More
75	Framingham, MA	Shoppers World	1994	1995	100%	782	$16,514	$25.34	AMC Theatres, Barnes & Noble, Best Buy, DSW, Golf Galaxy, Hobby Lobby, HomeSense, Kohl's, Macy's Furniture Gallery, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, T.J. Maxx
76	West Springfield, MA	Riverdale Shops	2003	2007	20%	274	$3,725	$15.38	Kohl's, Stop & Shop

	Missouri
77	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$5,236	$15.50	Burlington, Micro Center, PetSmart, Target, Trader Joe's
78	Independence, MO	Independence Commons	1999	1995	20%	386	$5,590	$15.18	AMC Theatres, Best Buy, Bob's Discount Furniture, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
79	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$1,920	$20.49	Costco (Not Owned), HomeGoods, HomeSense, Target (Not Owned)
80	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	76	$1,488	$28.78	Whole Foods
81	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	21	$705	$34.14	Sam's Club (Not Owned), Walmart (Not Owned)
82	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	548	$9,657	$19.73	Barnes & Noble, Bed Bath & Beyond, BJ's Wholesale Club (Not Owned), Kohl's, Lowe's (Not Owned), Michaels, Ross Dress for Less, ShopRite, Staples, Walmart (Not Owned)
83	Lyndhurst, NJ	Lewandowski Commons(3)	1998	2007	20%	78	$1,590	$24.21	Stop & Shop
84	Princeton, NJ	Nassau Park Pavilion	2021	1997	100%	750	$11,484	$15.86	At Home, Best Buy, Burlington, buybuy BABY, Dick's Sporting Goods, Home Depot (Not Owned), HomeGoods, HomeSense, Michaels, PetSmart, Raymour & Flanigan, Target (Not Owned), T.J. Maxx, Wegmans
85	Union, NJ	Route 22 Retail Center	1997	2007	20%	112	$1,562	$15.90	Big Lots, Dick's Sporting Goods, Target (Not Owned)
86	Voorhees, NJ	Echelon Village Plaza	2002	2015	100%	89	$791	$12.81	The Edge Fitness Clubs
87	West Long Branch, NJ	Consumer Centre	1993	2004	100%	293	$3,647	$13.91	buybuy BABY, Dick's Sporting Goods, DSW, Home Depot
88	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	91	$1,976	$21.72	andThat!, Cost Plus World Market

	New York
89	Hempstead, NY	The Hub	2001	2015	100%	249	$3,169	$12.94	Home Depot, Super Stop & Shop

	North Carolina
90	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	211	$2,762	$22.65	Harris Teeter
91	Charlotte, NC	Belgate Shopping Center	2017	DEV	100%	289	$4,506	$16.32	Burlington, Cost Plus World Market, Furniture Row (Not Owned), Hobby Lobby, IKEA (Not Owned), Marshalls, Old Navy, PetSmart, T.J. Maxx, Walmart (Not Owned)

SITE Centers Corp.

Shopping Center Property List at December 31, 2021

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
92	Charlotte, NC	Carolina Pavilion	1997	2012	100%	701	$9,587	$13.91

AMC Theatres, American Freight Outlet Stores, AutoZone, Bed Bath & Beyond, Big Lots, Burlington, buybuy BABY, Conn's, Floor & Decor, Frontgate Outlet Store, Jo-Ann, Nordstrom Rack, Old Navy, Ross Dress for Less, Target (Not Owned), Value City Furniture

93	Charlotte, NC	Cotswold Village	2013	2011	100%	262	$6,096	$24.62	Harris Teeter, Marshalls, PetSmart
94	Clayton, NC	Clayton Corners	1999	2007	20%	126	$1,437	$13.17	Lowes Foods
95	Cornelius, NC	The Shops at The Fresh Market	2001	2007	100%	131	$1,528	$16.60	The Fresh Market
96	Fayetteville, NC	Fayetteville Pavilion	2001	2007	20%	274	$2,801	$13.11	Christmas Tree Shops, Food Lion, Marshalls, Michaels, PetSmart
97	Fuquay Varina, NC	Sexton Commons	2002	2007	20%	49	$346	$26.51	—
98	Raleigh, NC	Poyner Place	2012	2012	20%	252	$3,853	$16.09	Cost Plus World Market, Marshalls, Michaels, Ross Dress for Less, Target (Not Owned), Urban Air Trampoline & Adventure Park
99	Wilmington, NC	University Centre	2001	IPO	20%	418	$4,335	$11.07	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less, Sam's Club (Not Owned)
100	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$1,042	$14.41	Lowes Foods

	Ohio
101	Cincinnati, OH	Kenwood Square	2017	2013	100%	427	$7,005	$18.51	Dick's Sporting Goods, Macy's Furniture Gallery, Marshalls/HomeGoods, Michaels, T.J. Maxx, The Fresh Market
102	Columbus, OH	Easton Market	2013	1998	100%	502	$7,388	$14.96	Bed Bath & Beyond, buybuy BABY, DSW, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Ross Dress for Less, Sierra Trading Post, T.J. Maxx, Value City Furniture
103	Columbus, OH	Hilliard Rome Commons	2001	2007	20%	106	$1,457	$14.46	Burlington, HomeGoods
104	Columbus, OH	Lennox Town Center	1997	1998	50%	374	$4,756	$12.72	Barnes & Noble, Marshalls, Phoenix Theatres, Staples, Target
105	Columbus, OH	Polaris Towne Center	1999	2011	100%	459	$6,823	$16.63	Best Buy, Big Lots, Jo-Ann, Kroger, Lowe's (Not Owned), OfficeMax, Target (Not Owned), T.J. Maxx
106	Dublin, OH	Perimeter Center	1996	1998	100%	136	$2,412	$17.67	Giant Eagle
107	Mason, OH	Waterstone Center	1998	2014	100%	161	$2,368	$17.35	Best Buy, Costco (Not Owned), Michaels, Target (Not Owned)
108	Stow, OH	Stow Community Center	2008	DEV	100%	406	$4,083	$11.84	Giant Eagle, Hobby Lobby, Kohl's, Target (Not Owned)
109	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,415	$11.63	Burlington, Kohl's, Planet Fitness
110	Westlake, OH	West Bay Plaza	2020	IPO	100%	147	$2,827	$24.06	Fresh Thyme Farmers Market, HomeSense

	Oregon
111	Hillsboro, OR	Tanasbourne Town Center	2001	1996	100%	285	$4,826	$20.77	Bed Bath & Beyond, Best Buy (Not Owned), Marshalls, Michaels, Nordstrom Rack (Not Owned), Ross Dress for Less, Sierra Trading Post, Target (Not Owned)
112	Portland, OR	The Blocks	2001	2019	100%	97	$2,324	$35.20	—

SITE Centers Corp.

Shopping Center Property List at December 31, 2021

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Pennsylvania
113	Boothwyn, PA	Larkin's Corner	1994	2015	100%	225	$2,107	$9.56	ACME, Walmart
114	Downingtown, PA	Ashbridge Square	1999	2015	100%	386	$2,614	$9.37	Christmas Tree Shops, Home Depot, Jo-Ann
115	Easton, PA	Southmont Plaza	2004	2015	100%	251	$3,823	$16.46	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Lowe's (Not Owned), Michaels, Staples

	South Carolina
116	Anderson, SC	Midtowne Park	2008	2014	100%	167	$1,655	$9.89	Dick's Sporting Goods, HomeGoods, Kohl's
117	Charleston, SC	Ashley Crossing	2011	2003	20%	208	$2,077	$10.67	Food Lion, Jo-Ann, Kohl's, Marshalls
118	Greenville, SC	The Point(3)	2005	2007	20%	104	$1,848	$17.98	REI, Whole Foods
119	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	214	$2,586	$14.99	Marshalls, Michaels, T.J. Maxx, Total Wine & More, Walmart (Not Owned)
120	Myrtle Beach, SC	The Plaza at Carolina Forest(3)	1999	2007	20%	138	$1,868	$14.31	Kroger

	Tennessee
121	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$3,220	$16.26	Best Buy, Restoration Hardware, Ross Dress for Less
122	Memphis, TN	American Way(3)	1988	2007	20%	110	$214	$6.30	—

	Texas
123	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,665	$18.32	DSW, LA Fitness, T.J. Maxx/HomeGoods, Walmart (Not Owned)
124	Round Rock, TX	Vintage Plaza	2003	2019	100%	41	$845	$27.01	—
125	San Antonio, TX	Bandera Pointe	2002	DEV	100%	490	$5,424	$11.94

Barnes & Noble, Gold's Gym, Jo-Ann,

Kohl's (Not Owned), Lowe's, Old Navy, PetSmart,

Ross Dress for Less, Spec's Wine, Spirits & Finer Foods, Target (Not Owned), T.J. Maxx,Urban Air Trampoline & Adventure Park

126	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$1,928	$20.12	Ross Dress for Less, Target (Not Owned)
127	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	450	$5,903	$18.23	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Target (Not Owned)

	Virginia
128	Charlottesville, VA	Emmet Street North	2020	2021	100%	2	$200	$86.32	—
129	Charlottesville, VA	Emmet Street Station	2018	2021	100%	11	$488	$51.82	—
130	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$4,970	$20.23	Bed Bath & Beyond, Jo-Ann, Regal Cinemas, Safeway, T.J. Maxx
131	Midlothian, VA	Commonwealth Center	2002	2007	20%	166	$2,059	$18.27	Michaels, The Fresh Market
132	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,748	$22.90	Barnes & Noble, Regal Cinemas
133	Richmond, VA	White Oak Village	2008	2014	100%	432	$6,286	$15.68	JCPenney, K&G Fashion Superstore, Lowe's (Not Owned), Michaels, PetSmart, Publix, Target (Not Owned)
134	Springfield, VA	Springfield Center	1999	2007	100%	177	$4,199	$23.76	Barnes & Noble, Bed Bath & Beyond, DSW, Marshalls, Michaels, The Tile Shop
135	Virginia Beach, VA	Kroger Plaza(3)	1997	2007	20%	68	$240	$3.63	Kroger
136	Winchester, VA	Apple Blossom Corners	1997	IPO	20%	243	$2,893	$12.04	Books-A-Million, HomeGoods, Kohl's, Martin's
(1)	Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2021.
(2)	Indicates the asset or a portion of the asset is subject to a ground lease. All other assets are owned fee simple.
(3)	The Company agreed to sell these assets to its joint venture partner. The transaction is expected to close by June 2022.

Item 3.	LEGAL PROCEEDINGS

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

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.”  As of February 10, 2022, there were 3,913 record holders.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

The Company’s Board of Directors is responsible for establishing and, if appropriate, modifying the Company’s dividend policy. The Board of Directors intends to pursue a dividend policy retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements.  In February 2022, the Company declared its first-quarter 2022 dividend of $0.13 per common share, payable on April 7, 2022, to shareholders of record at the close of business on March 17, 2022.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2021	71,872	$15.48	—	$—
November 1–30, 2021	4,091	17.26	—	—
December 1–31, 2021	20	15.06	—	—
Total	75,983	$15.57	5,112,078	$42.1

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of February 10, 2022, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million, or $11.33 per share.  As of February 10, 2022, the Company had not repurchased any shares under the program in 2021 or 2022.

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  As of December 31, 2021, the Company’s portfolio consisted of 136 shopping centers (including 47 shopping centers owned through unconsolidated joint ventures).  At December 31, 2021, the Company owned approximately 32.0 million square feet of gross leasable area (“GLA”) (42.2 million square feet of total GLA) through all its properties (wholly-owned and joint venture) and managed approximately 0.6 million total square feet of GLA owned by Retail Value Inc. (“RVI”), an owner and operator of one shopping center listed on the New York Stock Exchange.  As of December 31, 2021, the Company owned approximately 60 acres of developable land.  At December 31, 2021, the aggregate occupancy of the Company’s operating shopping center portfolio was 90.0%, and the average annualized base rent per occupied square foot was $18.33, both on a pro rata basis.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  In order to safeguard the health of its employees and their families, the Company closed all of its offices in March 2020 and successfully transitioned to working remotely.  The Company reopened its Corporate Headquarters in Cleveland, Ohio, and select regional offices on a voluntary basis in October 2020 and in September 2021, the Company began to require that all employees report to the office at least two times each week.  The Company continues to closely monitor local levels of infection associated with the COVID-19 pandemic and has taken additional steps as needed in order to protect the health and safety of its workforce, including a relaxation of office attendance requirements in late 2021 as a result of the Omicron variant and rising infection levels.  To date, the Company’s leasing and administrative operations have not been adversely impacted by the pandemic, as the Company’s significant investments in its information technology infrastructure and systems in prior years facilitated the transition to remote and hybrid working environments.

The COVID-19 pandemic had a significant impact on the collection of rents from April 2020 through December 2020.  During the second half of 2020 and early 2021, the Company worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis often in exchange for concessions in the form of tenant extensions of lease terms, the relaxation of leasing restrictions and co-tenancy provisions and, in some cases, alterations of control areas allowing for future redevelopment of the shopping center.

During the course of 2021, the Company’s rental collections normalized close to pre-pandemic levels.  As of December 31, 2021, a substantial majority of tenants, including tenants previously on the cash basis of accounting, were paying their monthly rent and any deferred rents relating to prior periods.  Included in 2021 results was $13.8 million of net revenue, at SITE Centers’ share, primarily related to contractual rents paid from cash-basis tenants that were contractually due in 2020.  The majority of the deferral arrangements relating to 2020 revenue were repaid during 2021, and therefore, the impact of 2020 rent collections is expected to be minimal in future periods.  At December 31, 2021, $0.2 million remained outstanding under deferral arrangements for tenants that are not accounted for on the cash basis.

As of February 10, 2022, the Omicron variant has not had a material impact on the Company’s rent collections or leasing activity though some tenants have experienced challenges in maintaining regular operating hours as a result of related labor shortages.  Future rent collections may be negatively impacted by additional surges in COVID-19 contagion, the emergence of new COVID-19 variants that are more infectious or resistant to existing vaccines, decreases in the effectiveness of existing vaccines, and any implementation of additional restrictions on tenant businesses as a result thereof.  For a further discussion of the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Current Strategy

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include external acquisitions and tactical redevelopment.  Management intends to use retained cash flow, proceeds from the sale of lower growth assets and proceeds from equity offerings and debt financings to fund capital expenditures relating to new leasing activity, acquisitions, including opportunistic investments, and tactical redevelopment activity.

The Company believes the following serve as cornerstones for the execution of its strategy:

•	Maximization of recurring cash flows through strong leasing and core property operations;
•

Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into acquisitions that offer operational and tactical redevelopment potential;

•	Enhancement of property cash flows through creative, proactive tactical redevelopment efforts that result in the profitable adaptation of site plans to better suit tenant and community demands;
•

Risk mitigation through continuous focus on maintaining prudent leverage levels and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, common equity and capital from a wide range of joint venture partners and

•	Sustainability of growth through a constant focus on relationships with investor, tenant, employee, community and environmental constituencies.

Transaction and Capital Markets Highlights

Transaction and investment highlights for the Company during 2021 include the following:

•	Acquired partner Madison International’s 80% interest in six assets for $107.2 million ($134.0 million at 100%) with the mortgage debt related to the properties repaid at closing;
•

Acquired its partner’s 33% interest in a consolidated joint venture that owned one shopping center, Paradise Village Gateway (Phoenix, Arizona), for $15.1 million ($45.8 million at 100%) with the mortgage debt related to the property repaid at closing.  The partner’s 33% ownership was previously reflected as non-controlling interest on the Company’s balance sheet;

•

Acquired four shopping centers (one each in Delray Beach, Florida and Atlanta, Georgia and two in Charlottesville, Virginia), one income producing parcel adjacent to Nassau Park Pavilion (Princeton, New Jersey) and one land parcel adjacent to Belgate Shopping Center (Charlotte, North Carolina) for an aggregate purchase price of $100.5 million;

•

Sold six unconsolidated shopping centers, several wholly-owned land parcels and the Hobby Lobby parcel of a shopping center for an aggregate sales price of $166.6 million, or $96.5 million at the Company’s share;

•

One of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million after accounting for customary closing costs and foreign currency translation but before income taxes;

•	Agreed to sell its 20% interest in the SAU Joint Venture to its partner, State of Utah, based on a gross asset value of $155.7 million (at 100%). The transaction is expected to close by June 2022;
•

In October 2021, the Company received a cash distribution of $190.0 million on the RVI Preferred Shares. In December 2021, RVI repurchased all of the outstanding RVI Preferred Shares from the Company for an aggregate purchase price of $1.00.  As a result, the Company no longer maintains an investment in RVI and will not receive any further distributions on account of the RVI Preferred Shares;

•

Sold 2,225,698 common shares on a forward basis under its continuous equity offering program at a weighted average price of $15.77 per share before issuance costs, generating expected gross proceeds before issuance costs of $35.1 million with no shares settled to date;

•	In March 2021, issued and sold 17.25 million common shares resulting in net proceeds of $225.3 million;
•	In April 2021, redeemed all of its 6.250% Class K Cumulative Redeemable Preferred Shares (the “Class K Preferred Shares”) having an aggregate liquidation preference of $150.0 million and
•	Declared aggregate cash dividends of $0.47 per common share.

Operational Accomplishments

The COVID‑19 pandemic caused a slow-down in leasing activity in 2020; however, leasing volume rebounded in late 2020, and the Company’s 2021 leasing activity exceeded 2020 levels.  Although there may be some additional disruption among existing tenants due to the continuing impact of the COVID-19 pandemic and its effect on supply chains and labor markets, the Company believes that recent strong leasing volumes are attributable to the location of the Company’s portfolio in suburban, high household income communities (which have been impacted less by the pandemic on a relative basis) and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations to improve the speed and efficiency of fulfillment of online purchases.

Operating highlights for 2021 included:

•	Signed new leases and renewals for approximately 3.5 million square feet of GLA, which included 0.9 million square feet of new leasing volume, both on a pro rata share;
•	Achieved new lease spreads of 13.1% and renewal spreads of 2.2% at the Company’s pro rata share;
•

Annualized base rent per occupied square foot on a pro rata basis decreased to $18.33 at December 31, 2021, as compared to $18.50 at December 31, 2020, primarily due to the 2021 joint venture acquisitions and

•	Continued to maintain strong aggregate occupancy on a pro rata basis of 90.0% at December 31, 2021, as compared to 89.0% at December 31, 2020.

Retail Environment

The Company continues to see demand from a broad range of tenants for its space, particularly as larger national retailers launch new brand concepts and incorporate omni-channel strategies that leverage brick and mortar infrastructure to drive incremental business.  Value-oriented retailers continue to take market share from conventional and national chain department stores.  As a result, while certain of those conventional and national department stores have announced bankruptcies, store closures and/or reduced expansion plans, other retailers, specifically those in the value and convenience category, continue to expand their store fleets and launch new concepts.  Many of the Company’s largest tenants, including TJX Companies, Dick’s Sporting Goods, Ross, Burlington and Five Below, have remained well positioned with access to capital while outperforming other retail categories on a relative basis despite the COVID-19 pandemic.

Company Fundamentals

The following table lists the Company’s 10 largest tenants at its wholly-owned properties and its proportionate share of unconsolidated joint venture properties combined as of December 31, 2021:

		At SITE Centers' Share
Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	5.8%	6.4%
2.	Dick's Sporting Goods(B)	2.7%	2.8%
3.	PetSmart	2.6%	2.3%
4.	Michaels	2.3%	2.3%
5.	Ross Stores(C)	1.9%	2.5%
6.	Bed, Bath & Beyond(D)	1.9%	2.4%
7.	Ulta	1.9%	1.2%
8.	Gap(E)	1.9%	1.5%
9.	Nordstrom Rack	1.8%	1.5%
10.	Best Buy	1.8%	1.8%

The following table lists the Company’s 10 largest tenants at 100% as of December 31, 2021:

	At 100%
	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	6.0%	4.8%	3.4%	3.4%
Dick's Sporting Goods(B)	2.8%	2.1%	1.7%	1.7%
PetSmart	2.7%	1.8%	1.2%	0.9%
Michaels	2.3%	1.7%	1.9%	1.8%
Bed, Bath & Beyond(D)	2.0%	1.9%	0.5%	0.6%
Nordstrom Rack	2.0%	1.1%	0.0%	0.0%
Ulta	2.0%	0.9%	1.3%	0.7%
Best Buy	1.9%	1.3%	1.6%	1.3%
Ross Stores(C)	1.9%	1.7%	3.1%	3.8%
Gap(E)	1.8%	1.1%	2.2%	1.4%

(A)	Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading Post, HomeSense and Combo Store

(B)	Includes Dick’s Sporting Goods and Golf Galaxy

(C)	Includes Ross Dress for Less and dd’s Discounts

(D)	Includes Bed Bath & Beyond and buybuy BABY

(E)	Includes Gap, Old Navy, Banana Republic and Athleta

The Company leased approximately 5.0 million square feet (3.5 million square feet at the Company’s share) of GLA in 2021 in its wholly-owned and joint venture portfolios, comprised of 240 new leases and 363 renewals, for a total of 603 leases executed in 2021.  At December 31, 2021, the Company had 339 leases expiring in 2022 with an average base rent per square foot of $20.31 on a pro rata basis.  For the comparable leases executed in 2021, at the Company’s interest, the Company generated positive leasing spreads of 13.1% for new leases and 2.2% for renewals, or 3.7% on a blended basis.  Leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity and exclude properties in redevelopment.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2021, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $8.34 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.81 per rentable square foot in 2020.  The increase in the weighted-average cost of tenant improvements was due to the higher percentage of anchor leases executed in 2021.  The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2021 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures”) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2021	2020
Net income attributable to common shareholders	$106,123	$15,190
FFO attributable to common shareholders	$242,774	$176,562
Operating FFO attributable to common shareholders	$245,687	$192,824
Earnings per share – Diluted	$0.51	$0.08

For the year ended December 31, 2021, the increase in net income attributable to common shareholders, as compared to the prior year, was primarily attributable to the impact of net revenue relating to prior periods (including deferred rents) collected from cash-basis tenants in the current year, higher gains associated with the sale of joint venture assets and the valuation allowance reversal recognized in 2020 related to the Company’s preferred investments in the BRE DDR Joint Ventures, partially offset by lower gain on sale of joint venture interests and lower interest income resulting from the termination of the Company’s preferred investment in the BRE DDR Joint Ventures in the fourth quarter of 2020.

The following discussion of the Company’s financial condition and results of operations provides information that will assist in the understanding of the Company’s financial statements and the factors that accounted for changes in certain key items in the financial statements, as well as critical accounting estimates that affected these financial statements.

CRITICAL ACCOUNTING ESTIMATES

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

Revenue Recognition and Accounts Receivable

Rental income has been reduced for the elimination of unpaid contractual lease payments for tenants that are on the cash basis of accounting due to collectability concerns.  When a tenant comes off the cash basis, there could be a reinstatement of the straight-line rent receivable, which would result in additional recognition of straight-line income.

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company analyzes tenant credit worthiness, as well as both current economic and tenant-specific sector trends, when evaluating the probability of collection of accounts receivable.  In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position.  For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Real Estate and Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including undeveloped land and construction in progress, and intangibles may be impaired.  Impairment indicators are primarily related to change in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  The determination of undiscounted cash flows may require significant estimates by management.  In management’s estimate of projected cash flows, it considers factors such as hold period, expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors.  If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action.  Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income.  To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments.  These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income.  If the Company’s estimates of the anticipated holding periods, projected future cash flows, or market conditions change, its evaluation of the impairment charges may be different, and such differences could be material to the Company’s consolidated financial statements.  Specifically, plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

For the acquisition of real estate assets, the Company allocates the purchase price to assets acquired and liabilities assumed at the date of acquisition.  The Company applies various valuation methods, all of which require significant estimates by management, including discount rates, exit capitalization rates, estimated land values (per square foot), capitalization rates and certain market leasing assumptions.  Further, the valuation of above- and below-market lease values are significantly impacted by management's estimate of fair market lease rates for each corresponding in-place lease. If the Company determines that an event has occurred after the initial allocation of the asset or liability that would change the estimated useful life of the asset, the Company will reassess the depreciation and amortization of the asset.  The Company is required to make subjective estimates in connection with these valuations and allocations.

Measurement of Fair Value—Real Estate and Unconsolidated Joint Ventures

The Company is required to assess for impairment the value of certain consolidated and unconsolidated joint venture investments, as well as the underlying collateral for other investments.  The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received for the sale of an asset in an orderly transaction between marketplace participants at the measurement date.  Investments without a public market are valued based on assumptions made and valuation techniques used by the Company.  The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such investments.  As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

The valuation of real estate assets, investments and real estate collateral for impairment is determined using widely accepted valuation techniques including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence.  In general, the Company utilizes a valuation technique that is based on the characteristics of the specific asset when measuring fair value of an investment.  However, a single valuation technique is generally used for the Company’s property type.

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

Deferred Tax Assets and Tax Liabilities—Valuation Allowance

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized.  In making such determinations, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income that are consistent with the plans and estimates that the Company is utilizing to manage its business.  Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets.  The Company records a valuation allowance to reduce deferred tax assets if and when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.  In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.  The Company makes certain estimates in the determination of the use of valuation reserves recorded for deferred tax assets.  These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision would impact the Company’s earnings.

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

COMPARISON OF 2021 AND 2020 RESULTS OF OPERATIONS

For the comparison of the Company’s 2021 performance to 2020 presented below, consolidated shopping center properties owned as of January 1, 2020, but excluding properties under redevelopment and those subsequently sold by the Company, are referred to herein as the “Comparable Portfolio Properties.”  The discussion of the Company’s 2020 performance compared to 2019 performance is set forth in — “Comparison of 2020 and 2019 Results of Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Revenues from Operations (in thousands)

	2021	2020	$ Change
Rental income(A)	$490,799	$414,864	$75,935
Fee and other income(B)	42,065	45,469	(3,404)
Total revenues	$532,864	$460,333	$72,531

(A)	The following table summarizes the key components of the 2021 rental income as compared to 2020 (in thousands):
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income(1)	$353,067	$329,165	$23,902
Recoveries from tenants(2)	120,530	107,132	13,398
Uncollectible revenue(3)	9,383	(31,908)	41,291
Lease termination fees, ancillary and other rental income	7,819	10,475	(2,656)
Total contractual lease payments	$490,799	$414,864	$75,935
(1)	The changes in base and percentage rental income were due to the following (in millions):
Increase (Decrease)
Acquisition of shopping centers	$22.8
Comparable Portfolio Properties	(3.3)
Redevelopment properties	1.8
Straight-line rents	2.6
Total	$23.9

The decrease in base and percentage rental income for the Comparable Portfolio Properties is due to the timing of tenant bankruptcies and store closures in 2020 resulting from the COVID-19 pandemic, partially offset by rent commencements in 2021 of the vacated space.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2021	2020
Centers owned (at 100%)	136	138
Aggregate occupancy rate	90.0%	89.0%
Average annualized base rent per occupied square foot	$18.33	$18.50

	Wholly-Owned Shopping Centers December 31,
	2021	2020
Centers owned	89	78
Aggregate occupancy rate	90.0%	89.2%
Average annualized base rent per occupied square foot	$18.52	$18.75

	Joint Venture Shopping Centers December 31,
	2021	2020
Centers owned	47	60
Aggregate occupancy rate	89.4%	87.3%
Average annualized base rent per occupied square foot	$15.15	$15.36

At December 31, 2021 and 2020, the wholly-owned Comparable Portfolio Properties’ aggregate occupancy rate was 91.4% and 90.7%, respectively, and the average annualized base rent per occupied square foot was $18.60 and $18.92, respectively.

(2)

Recoveries from tenants for the Comparable Portfolio Properties were approximately 80.0% and 81.9% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2021 and 2020, respectively.  The decrease in the recovery rate is a result of increased operating expenses, primarily management fee expense (on increased prior-year cash receipts) and property insurance expense, which generally have lower recovery percentages based upon individual tenant leases as well as higher real estate tax expense.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and the initial establishment of reserves in 2020 for tenants placed on the cash basis of accounting due to collectability concerns.  In 2021, the net amount reported as income was primarily attributable to rental income paid in 2021 from tenants on the cash basis of accounting, which related to amounts (including deferred rents) contractually owed in 2020.

(B)

Increased disposition fees from RVI asset sales (primarily due to the sale of RVI’s Puerto Rico portfolio and a portfolio of five RVI U.S. assets in August 2021 and October 2021, respectively) aggregating $5.9 million were offset by lower asset management fees, property management fees and leasing commissions earned due to a decrease in the number of assets under management because of asset sales by both RVI and the Company’s joint ventures, as well as the termination of several joint ventures in 2021 and 2020 (including the BRE DDR Joint Ventures in the fourth quarter of 2020).  The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.

In 2022, the Company expects to record less fee income due to the continued decrease in assets under management as compared to prior years related to both RVI and joint ventures.  RVI owned one asset as of December 31, 2021 (as compared to the initial portfolio of 48 properties at the time of its spin-off from the Company in July 2018).  As a result, the Company entered into a new management agreement with RVI that went into effect in January 2022 and includes a property management fee for RVI’s remaining property and a reduced asset management fee to effectuate a wind-up of its operations.  In addition, the Company agreed to sell its 20% interest in the 11 assets owned by the SAU Joint Venture to its joint venture partner.  This transaction is expected to close by June 2022.  Fee income from the SAU Joint Venture totaled $1.0 million in 2021.  The Company also purchased six properties from the DDRM Properties Joint Venture in the fourth quarter of 2021 and expects that this joint venture may sell additional assets in 2022.  Changes in the number of assets under management or the fee structures applicable to such arrangements will adversely impact the amount of revenue recorded in future periods.  The Company’s other joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.  See “Sources and Uses of Capital” included elsewhere herein.

Expenses from Operations (in thousands)

	2021	2020	$ Change
Operating and maintenance(A)	$76,716	$68,801	$7,915
Real estate taxes(A)	76,071	69,601	6,470
Impairment charges(B)	7,270	5,200	2,070
General and administrative(C)	55,052	52,881	2,171
Depreciation and amortization(A)	185,768	170,669	15,099
	$400,877	$367,152	$33,725
(A)	The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$4.9	$6.3	$15.6
Comparable Portfolio Properties	2.9	1.1	(3.6)
Redevelopment properties	0.1	(0.9)	3.1
	$7.9	$6.5	$15.1

The change in operating and maintenance for the Comparable Portfolio Properties is primarily a result of higher insurance expense as well as higher maintenance expenses.  The change in depreciation and amortization for the Comparable Portfolio Properties is primarily a result of decreases attributable to fewer tenant write-offs and intangibles that became fully amortized in

2021, partially offset by accelerated depreciation on a redevelopment project and increased depreciation on building improvements.

(B)

For the year ended December 31, 2021, the Company recorded impairment charges that were triggered by a change in hold period assumptions.  For the year ended December 31, 2020, the Company recorded impairment charges related to an outlot and undeveloped land marketed for sale, both triggered by indicative bids received.

Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 14, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(C)

General and administrative expenses (including mark-to-market activity for the PRSUs) for the years ended December 31, 2021 and 2020, were approximately 6.7% and 5.5% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  For the years ended December 31, 2021 and 2020, the Company recorded $5.6 million of expense and $0.7 million of income, respectively, related to the mark-to-market adjustment for certain PRSUs that were granted in 2018 and settled in 2021.  Excluding this mark-to-market activity, general and administrative expenses for the years ended December 31, 2021 and 2020, were 6.0% and 5.6%, respectively, of total revenues.  In 2020, the Company recorded a separation charge of $1.7 million related to the elimination of the Chief Operating Officer executive position.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2021	2020	$ Change
Interest income(A)	$—	$11,888	$(11,888)
Interest expense(B)	(76,383)	(77,604)	1,221
Other expense, net(C)	(1,185)	(18,400)	17,215
	$(77,568)	$(84,116)	$6,548
(A)

In the fourth quarter of 2020, the Company terminated its preferred equity investments in the BRE DDR Joint Ventures and, accordingly, interest income was no longer recorded (see “Sources and Uses of Capital” included elsewhere herein).

(B)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2021	2020
Weighted-average debt outstanding (in billions)	$1.8	$2.0
Weighted-average interest rate	4.1%	3.8%

The Company’s overall balance sheet strategy is to continue to maintain liquidity, prudent leverage levels and lengthy average debt maturities.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.0% and 3.7% at December 31, 2021 and 2020, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.6 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.  The decrease in the amount of interest costs capitalized is a result of lower redevelopment activity in 2021, partly as a result of the COVID-19 pandemic.

(C)	In 2020, the Company recorded debt extinguishment costs of $16.6 million related to its Senior Notes due 2022.

Other Items (in thousands)

	2021	2020	$ Change
Equity in net income of joint ventures(A)	$47,297	$1,516	$45,781
Reserve of preferred equity interests, net(B)	—	(19,393)	19,393
Gain on sale and change in control of interests, net(C)	19,185	45,464	(26,279)
Gain on disposition of real estate, net(D)	6,065	1,069	4,996
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,550)	(1,131)	(419)
Income attributable to non-controlling interests, net(E)	(481)	(869)	388

(A)

The increase primarily was the result of increased gain on sale of joint venture assets in 2021 as compared to 2020 plus the impact of the COVID-19 pandemic, including rental income paid to joint ventures in 2021 from tenants on the cash basis of accounting that related to amounts (including deferred rents) contractually owed in 2020.  See “Sources and Uses of Capital” included elsewhere herein.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,” to the Company’s consolidated financial statements included herein.

(B)	In the fourth quarter of 2020, the Company terminated its preferred equity investments in the BRE DDR Joint Ventures.
(C)

The net gain reported in 2021 relates primarily to two transactions.  In December 2021, the Company acquired the equity interest in six assets owned by the DDRM Properties Joint Venture, which resulted in a Gain on Change in Control of Interests of $7.2 million. In addition, in February 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario and recorded a net gain of $12.1 million primarily related to the Company’s promoted interest on the investment disposition, as well as the write-off of the accumulated foreign currency translation.  In 2020, the Company sold its 15% interest in the DDRTC Joint Venture to its partner, which resulted in a Gain on Sale of Joint Venture Interests of $45.6 million, and terminated the BRE DDR Joint Ventures, which resulted in a Loss on Sale of Joint Venture Interests of $0.2 million. See “Sources and Uses of Capital” included elsewhere herein.

(D)	The Company sold several land parcels in 2021 and 2020.
(E)

In December 2021, the Company acquired its partner’s 33% non-controlling ownership interest in Paradise Village Gateway (Phoenix, Arizona), which represents the entire amount of the non-controlling interest recorded by the Company.

Net Income (in thousands)

	2021	2020	$ Change
Net income attributable to SITE Centers	$124,935	$35,721	$89,214

The increase in net income attributable to SITE Centers was primarily a result of the impact of net revenue relating to prior periods (including deferred rents) that was collected from cash-basis tenants in the current year, gains recorded from unconsolidated joint venture asset sales, higher RVI disposition fees, lower debt extinguishment costs and the valuation allowance reversal recognized in 2020 related to the Company’s preferred investments in the BRE DDR Joint Ventures, partially offset by lower gain on sale of joint venture interests and lower interest income resulting from the termination of the Company’s preferred investment in the BRE DDR Joint Ventures in 2020.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
FFO attributable to common shareholders	$242,774	$176,562	$66,212
Operating FFO attributable to common shareholders	245,687	192,824	52,863

The increase in FFO primarily was attributable to the impact of net revenue relating to prior periods (including deferred rent) collected from cash-basis tenants in the current year and lower debt extinguishment costs partially offset by the write-off of preferred share original issuance costs and lower interest income and the higher mark-to-market expense on the PRSUs.  The increase in Operating FFO primarily was due to the impact of net revenue relating to prior periods (including deferred rents) collected from cash‑basis tenants in the current year, partially offset by lower interest income.

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

	For the Year Ended December 31,
	2021	2020
Net income attributable to common shareholders	$106,123	$15,190
Depreciation and amortization of real estate investments	180,158	165,122
Equity in net income of joint ventures	(47,297)	(1,516)
Joint ventures' FFO(A)	21,703	19,671
Non-controlling interests (OP Units)	67	35
Impairment of real estate	7,270	5,200
Reserve of preferred equity interests	—	19,393
Gain on sale and change in control of interests, net	(19,185)	(45,464)
Gain on disposition of real estate, net	(6,065)	(1,069)
FFO attributable to common shareholders	242,774	176,562
RVI disposition fees	(9,016)	(3,142)
Mark-to-market adjustment (PRSUs)	5,589	(688)
Executive separation charge	—	1,650
Debt extinguishment and other, net	1,047	18,400
Joint ventures – debt extinguishment and other, net	137	42
Write-off of preferred share original issuance costs	5,156	—
Non-operating items, net	2,913	16,262
Operating FFO attributable to common shareholders	$245,687	$192,824

(A)

At December 31, 2021 and 2020, the Company had an economic investment in unconsolidated joint ventures which owned 47 and 59 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Net income (loss) attributable to unconsolidated joint ventures	$110,032	$(37,370)
Depreciation and amortization of real estate investments	66,618	99,779
Impairment of real estate	—	33,240
Gain on disposition of real estate, net	(89,935)	(9,257)
FFO	$86,715	$86,392
FFO at SITE Centers' ownership interests	$21,703	$19,671
Operating FFO at SITE Centers' ownership interests	$21,840	$19,713

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2021	2020
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$124,935	$35,721	$124,935	$35,721
Fee income	(40,521)	(43,574)	(40,521)	(43,574)
Interest income	—	(11,888)	—	(11,888)
Interest expense	76,383	77,604	76,383	77,604
Depreciation and amortization	185,768	170,669	185,768	170,669
General and administrative	55,052	52,881	55,052	52,881
Other expense, net	1,185	18,400	1,185	18,400
Impairment charges	7,270	5,200	7,270	5,200
Equity in net income of joint ventures	(47,297)	(1,516)	(47,297)	(1,516)
Reserve of preferred equity interests	—	19,393	—	19,393
Tax expense	1,550	1,131	1,550	1,131
Gain on sale and change in control of interests, net	(19,185)	(45,464)	(19,185)	(45,464)
Gain on disposition of real estate, net	(6,065)	(1,069)	(6,065)	(1,069)
Income from non-controlling interests	481	869	481	869
Consolidated NOI	$339,556	$278,357	$339,556	$278,357
SITE Centers' consolidated joint venture	—	—	(1,286)	(1,652)
Consolidated NOI, net of non-controlling interests	$339,556	$278,357	$338,270	$276,705

Net income (loss) from unconsolidated joint ventures	$110,032	$(37,370)	$49,459	$892
Interest expense	43,379	60,010	10,557	12,068
Depreciation and amortization	66,618	99,779	15,107	18,251
Impairment charges	—	33,240	—	1,890
Preferred share expense	—	15,708	—	785
Other expense, net	12,074	13,796	2,951	2,946
Gain on disposition of real estate, net	(89,935)	(9,257)	(42,897)	(1,784)
Unconsolidated NOI	$142,168	$175,906	$35,177	$35,048

Total Consolidated + Unconsolidated NOI			$373,447	$311,753
Less: Non-Same Store NOI adjustments			3,061	15,452
Total SSNOI including redevelopment			$376,508	$327,205
Less: Redevelopment Same Store NOI adjustments			(14,945)	(9,655)
Total SSNOI excluding redevelopment			$361,563	$317,550

SSNOI % Change including redevelopment			15.1%
SSNOI % Change excluding redevelopment			13.9%

The increase in SSNOI at the Company’s effective ownership interest for the year ended December 31, 2021, as compared to 2020, primarily was attributable to rental income paid in 2021 by cash-basis tenants that related to amounts (including deferred rent) contractually owed in 2020 in connection with disruption caused by the COVID-19 pandemic and redevelopment stabilization.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase or refinance long-term debt as part of its overall strategy to further strengthen its financial position.  The Company remains committed to monitoring liquidity and debt duration in addition to maintaining low leverage in an effort to manage its overall risk profile.

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

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.7 billion at December 31, 2021, compared to $1.9 billion at December 31, 2020.

The Company had an unrestricted cash balance of $41.8 million at December 31, 2021, no outstanding balance on its Revolving Credit Facilities and, accordingly, availability under the Revolving Credit Facilities of $970.0 million (subject to satisfaction of applicable borrowing conditions).  The Company has $34.3 million of consolidated mortgage debt maturing in 2022 and $87.2 million of senior notes, $100.0 million outstanding on an unsecured term loan and $35.8 million of consolidated mortgage debt maturing in 2023. The Company’s unconsolidated joint ventures have $74.3 million of mortgage debt at the Company’s share maturing in 2022 and no further maturities until April 2024. The Company’s consolidated debt outstanding at December 31, 2021 included $100.0 million of variable rate debt (maturing in January 2023) having an interest rate determined by reference to LIBOR; additionally, the Company currently has the ability to elect that borrowings under the Revolving Credit Facilities bear interest based on either LIBOR or the Alternative Base Rate, though the LIBOR-based option is expected to be replaced in the future by an alternative benchmark rate of interest to be agreed upon by the Company and the applicable lenders as a result of the cessation of LIBOR’s publication expected to occur in June 2023.  As of December 31, 2021, the Company anticipates that it has approximately $35 million to be incurred on its pipeline of identified redevelopment projects.  The Company declared dividends of $0.47 per share in 2021 and declared a dividend of $0.13 per share in the first quarter of 2022.  The Company believes it has sufficient liquidity to operate its business at this time.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new lenders agree to existing terms of the facility or existing lenders increase their incremental commitments) and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), and has terms substantially the same as those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.9% at December 31, 2021), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at December 31, 2021).  The credit agreements governing the Revolving Credit Facilities provide that the Company’s ability to request LIBOR-based loans may be suspended in the future in connection with the cessation of LIBOR’s publication, in which case the Company and the applicable lenders will agree on an alternative rate of interest to LIBOR which gives due consideration to prevailing market conventions for similar credit facilities.  Should market conventions for similar credit facilities fail to standardize, legal risks could arise.  See Item 1A., “Risk Factors—The Company May Be Adversely Affected by the Potential Discontinuation of LIBOR” in Part I of this Annual Report on Form 10-K.  The Company also pays an annual facility fee of 20 basis points on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur.  As of December 31, 2021, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Consolidated Indebtedness – as of December 31, 2021

As discussed above, the Company is committed to maintaining low leverage and may utilize proceeds from equity offerings or the sale of properties or other investments to repay additional debt.  These sources of funds could be affected by various risks and uncertainties.  No assurance can be provided that the Company’s debt obligations will be refinanced or repaid as currently anticipated.  See Item 1A. Risk Factors.

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

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of December 31, 2021

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $0.9 billion and $1.0 billion at December 31, 2021 and 2020, respectively.  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentation.  The outstanding indebtedness of the Company’s unconsolidated joint ventures at December 31, 2021, which matures in the subsequent 14-month period (i.e., through February 28, 2023), is as follows (in millions):

	Outstanding at December 31, 2021	At SITE Centers' Share
DDR – Domestic Retail Fund I(A)	$355.1	$71.0
DDR SAU Retail Fund LLC(B)	16.5	3.3
Total debt maturities through February 2023	$371.6	$74.3
(A)	Expected to be extended at the joint venture’s option in accordance with the loan agreement.
(B)	The Company agreed to sell its interest to its joint venture partner which is expected to close by June 2022.

It is expected that the joint ventures will generally fund these obligations from refinancing opportunities, including extension options, or possible asset sales.  No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  Similar to SITE Centers, the Company’s joint ventures experienced a reduction in rent collections, beginning in the second quarter of 2020, as a result of the impact of the COVID‑19 pandemic.  Though rent collections at the Company’s joint ventures have improved during 2021, any future deterioration in rent collections may cause one or more of these joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Cash flow provided by operating activities	$282,515	$190,170
Cash flow provided by investing activities	74,451	102,478
Cash flow used for financing activities	(388,127)	(237,363)

Changes in cash flow for the year ended December 31, 2021, compared to the prior year are as follows:

Operating Activities:  Cash provided by operating activities increased $92.3 million primarily due to the following:

•	Increase in cash collected from tenants and
•	Reduction in interest income received from preferred investments.

Investing Activities:  Cash provided by investing activities decreased $28.0 million primarily due to the following:

•	Increase in real estate assets acquired and developed of $143.3 million;
•	Decrease in proceeds from disposition of real estate and joint venture interests of $112.3 million;
•	Increase in distributions from joint ventures of $47.7 million and
•	Proceeds from the distribution by RVI of $190.0 million on account of the Company’s preferred investment in RVI.

Financing Activities:  Cash used for financing activities increased $150.8 million primarily due to the following:

•	Increase in net debt repayments, including Revolving Credit Facilities, of $221.8 million;
•	Redemption of the Class K Preferred Shares of $150.0 million and
•	Increase in proceeds from issuance of common shares, net of offering expenses, of $225.0 million.

RVI Preferred Shares

In 2018, RVI issued to the Company 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”), which were noncumulative and had no mandatory dividend rate or maturity date.  The RVI Preferred Shares ranked, with respect to dividend rights and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares were entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190.0 million in the aggregate which amount could have increased by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to July 1, 2018 exceeded $2.06 billion.  In October 2021, the Company received a cash distribution of $190.0 million on the RVI Preferred Shares.  In December 2021, in recognition of the advanced stage of RVI’s dispositions and the aggregate value of sales relative to the $2.06 billion threshold, RVI repurchased all of the outstanding RVI Preferred Shares from the Company for an aggregate purchase price of $1.00.  As a result, the Company no longer maintains an investment in RVI and will not receive any further distributions on account of the RVI Preferred Shares.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $113.0 million in 2021, as compared to $69.2 million of cash dividends paid in 2020.  Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2021.

The Company declared cash dividends of $0.47 per common share in 2021.  In February 2022, the Company declared its first quarter 2022 dividend of $0.13 per common share payable on April 7, 2022, to shareholders of record at the close of business on March 17, 2022.  The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operating and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

In 2021, the Company offered and sold 2,225,698 of its common shares on a forward basis under its $250 million continuous equity offering program at a weighted-average forward price of $15.77 per share before issuance costs, generating expected gross proceeds before issuance costs of $35.1 million, with no shares settled to date.  The 2021 transactions may be settled at any time before the applicable settlement date at various dates through December 8, 2022.  At February 10, 2022, the Company had approximately $214.9 million available for the future offering of common shares under this program.

In March 2021, the Company issued and sold 17.25 million common shares resulting in net proceeds of $225.3 million.

In April 2021, the Company redeemed all $150.0 million aggregate liquidation preference of its 6.250% Class K Preferred Shares at a redemption price of $500 per Class K Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $7.2049 per Class K Preferred Share (or $0.3602 per depositary share).  The Company recorded a non-cash charge of $5.1 million to net income attributable to common shareholders in 2021, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid-in capital upon original issuance.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program.  Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares.  Through February 10, 2022, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million, or $11.33 per share.  As of February 10, 2022, the Company had not repurchased any shares under the program during 2021 or 2022.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity, managing debt duration and maintaining prudent leverage levels in an effort to manage its overall risk profile.  Equity offerings, debt financings, asset sales and cash flow from operations continue to represent a potential source of proceeds to be used to achieve these objectives.

2022 Transaction Activity

Acquisitions

In the first quarter of 2022, the Company acquired Artesia Village (Scottsdale, Arizona) for $14.5 million.  The Company also acquired its partner’s 80% interest in Casselberry Commons (Casselberry, Florida) owned by the DDRM Properties Joint Venture for $35.6 million ($44.5 million at 100%).

Joint Venture Investments

The Company agreed to sell its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%).  The transaction is expected to close by June 2022.  Fee income from the SAU Joint Venture totaled $1.0 million in 2021.

2021 Strategic Transaction Activity

Equity Transactions

In 2021, the Company issued and sold 17.25 million common shares resulting in net proceeds of $225.3 million.

Acquisitions

During 2021, the Company purchased four shopping centers (one each in Delray Beach, Florida and Atlanta, Georgia and two in Charlottesville, Virginia), one income producing parcel adjacent to Nassau Park Pavilion (Princeton, New Jersey) and one land parcel adjacent to Belgate Shopping Center (Charlotte, North Carolina) for an aggregate purchase price of $100.5 million. The Company also acquired its partner’s 33% interest in a consolidated joint venture that owned Paradise Village Gateway (Phoenix, Arizona), for $15.1 million ($45.8 million at 100%) with the $27.6 million mortgage debt repaid at closing.

In December 2021, the Company acquired the equity interest in six assets owned by the DDRM Properties Joint Venture (Village Square at Golf, Boynton Beach, Florida; Shoppes at Paradise Point, Fort Walton Beach, Florida; Midway Plaza, Tamarac, Florida; North Point Plaza, Tampa, Florida; The Shoppes at New Tampa, Wesley Chapel, Florida and Paradise Shoppes of Ellenwood, Ellenwood, Georgia) for $107.2 million ($134.0 million at 100%) with $73.9 million of mortgage debt related to the properties repaid at closing.  The transaction resulted in a Gain on Change in Control of Interests of $7.2 million.

The Company remains committed to taking advantage of its financial position and elevated cash resources to prudently grow its portfolio of assets in wealthy suburban communities.

Proceeds from Transactional Activity

In 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation but before income tax.  The net proceeds include $6.1 million that are held in escrow, of which $2.1 million is expected to be released to the Company in 2022 after the receipt of certain tax clearance certificates from the Canadian taxing authorities, and the remaining $4.0 million is considered contingent and should be released upon final dissolution of the partnership.  The Company recorded an aggregate gain on the transaction of $14.9 million, which included its $2.8 million share of the gain reported by the joint venture, as well as $12.1 million related to the Company’s promoted interest on the disposition of the investment net of the write-off of the accumulated foreign currency translation and contingent estimated income taxes.  Subsequent to the transaction, the Company has no other investments outside the United States.

During 2021, the Company sold six unconsolidated shopping centers, aggregating 1.0 million square feet, several wholly owned land parcels, and the Hobby Lobby parcel of a shopping center.  These sales collectively generated proceeds totaling $166.6 million, of which the Company’s proportionate share of the proceeds was $96.5 million.  The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.

In October 2021, the Company received a cash distribution of $190.0 million on the RVI Preferred Shares, which represents the full amount to be paid by RVI on account of the Company’s preferred investment.

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

Redevelopment Opportunities

One key component of the Company’s long-term strategic plan will be the evaluation of additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate.  The Company will generally commence construction on redevelopment projects only after substantial tenant leasing has occurred.  At December 31, 2021, the Company anticipates that it has approximately $35 million to be incurred on its pipeline of identified redevelopment projects.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at December 31, 2021, the Company had approximately $47 million in construction in progress in various active consolidated redevelopment and other projects on a net basis.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At December 31, 2021, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2021
West Bay Plaza - Phase II (Cleveland, Ohio)	2Q23	$9,102	$5,360
Perimeter Pointe (Atlanta, Georgia)	TBD	N/A	1,271
Total		$9,102	$6,631

At December 31, 2021, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2021
Tanasbourne Town Center (Portland, Oregon)	2Q24	$11,540	$850
Nassau Park Pavilion (Trenton, New Jersey)	3Q23	7,635	937
Shoppers World (Boston, Massachusetts)	4Q23	6,672	316
University Hills (Denver, Colorado)	4Q23	4,589	716
Hamilton Marketplace (Trenton, New Jersey)	4Q22	3,843	2,913
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,339	252
West Bay Plaza (Cleveland, Ohio)	1Q22	335	100
Other Tactical Projects	N/A	9,060	8,411
Total		$46,013	$14,495

No major redevelopment projects were completed in 2021.  For tactical redevelopment and larger retenanting projects completed in 2021, the assets placed in service were completed at a cost of approximately $106 per square foot.

2020 Strategic Transaction Activity

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

Proceeds from Transactional Activity

In 2020, the Company sold its 15% interest in the DDRTC Joint Venture to its partner, an affiliate of TIAA-CREF, resulting in net proceeds to the Company of $140.4 million.

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

Redevelopment Projects

The Company invested approximately $42 million in various consolidated active redevelopment and other projects during 2020.

CAPITALIZATION

At December 31, 2021, the Company’s capitalization consisted of $1.7 billion of debt, $175.0 million of preferred shares and $3.3 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $15.83, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2021), resulting in a debt to total market capitalization ratio of 0.32 to 1.0, as compared to the ratio of 0.46 to 1.0 at December 31, 2020.  The closing price of the Company’s common shares on the New York Stock Exchange was $10.12 at December 31, 2020.  At December 31, 2021 and 2020, the Company’s total debt consisted of $1.6 billion (for both periods) of fixed-rate debt and $0.1 billion and $0.3 billion of variable-rate debt, respectively.

Management’s strategy is to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities.  Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch.  A security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization.  Each rating should be evaluated independently of any other rating.  The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no consolidated debt maturing until September 2022.  The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales and other investments, cash flow from operations and /or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guarantees

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $16.9 million for its consolidated properties at December 31, 2021.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.  In addition, the Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty and are typically payable within one year.

At December 31, 2021, the Company had letters of credit outstanding of $13.2 million.  The Company has not recorded any obligations associated with these letters of credit, the majority of which are collateral for insurance obligations as the Company is self-insured up to certain limits on several policies.

The Company has entered into employment contracts with its four executive officers.  These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses.  These employment agreements also provide for certain perquisites (e.g., health insurance coverage, car service, reimbursement of life and disability insurance premiums, etc.) and severance payments and benefits for various departure scenarios.  The employment agreement for the Company’s President and Chief Executive Officer extends through September 2024.  The employment agreements for the Company’s Chief Financial Officer, Chief Investment Officer and Chief Accounting Officer extend through February 2024, May 2024 and September 2024, respectively.  All of the agreements are subject to termination by either the Company or the executive without cause upon at least 90 days’ notice subject to the payment of severance and other amounts to the executive under certain circumstances.

ECONOMIC CONDITIONS

Despite an increase in retailer bankruptcies in 2020 stemming from the onset of the COVID-19 pandemic, the Company experienced strong momentum in new lease discussions and renewal negotiations with tenants in the second half of 2020, which continued through 2021.  Ultimately, the Company executed new leases and renewals aggregating approximately 3.5 million square feet of space during the year ended December 31, 2021, on a pro rata basis, which exceeded 2020 leasing levels.  Although there may be some additional disruption among existing tenants due to the continuing impact of the COVID-19 pandemic and related supply chain and labor shortages, the Company believes that recent strong leasing volumes are attributable to the location of the Company’s portfolio in suburban, high household income communities (which have been impacted less by the pandemic on a relative basis) and to its national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations to improve the speed and efficiency of fulfillment of online purchases.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.8%).  Other significant tenants include Dick’s Sporting Goods, Ross Stores, Burlington and Five Below, all of which have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized.  Historically, these tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases.  The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions.  The Company recognizes the risks posed by current economic conditions but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment.  The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its historical property income growth and consistent growth in average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At December 31, 2021 and 2020, the shopping center portfolio occupancy, on a pro rata basis, was 90.0% and 89.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $18.33 and $18.50, respectively.  The decrease in the average annualized base rent per occupied square foot primarily is due to the 2021 joint venture acquisitions.  The Company’s portfolio has been impacted by tenant bankruptcies and lease expirations in recent years (which increased in number and pace in 2020 following the onset of the COVID-19 pandemic), and the Company expects to expend significant amounts of capital in coming periods in connection with recently executed anchor leases and in order to re-lease remaining anchor vacancies.  Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent anchor leasing activity will cause aggregate leasing capital expenditure levels to remain elevated.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during 2021 and 2020, on a pro rata basis, was $8.34 and $6.81 per rentable square foot, respectively.  The increase in the weighted-average cost of tenant improvements was due to the higher percentage of anchor leases in 2021.  The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  The COVID-19 pandemic had a significant impact on the collection of rents from April 2020 through December 2020.  During the second half of 2020 and early 2021, the Company worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis often in exchange for concessions in the form of tenant extensions of lease terms, the relaxation of leasing restrictions and co-tenancy provisions and, in some cases, alterations of control areas allowing for future redevelopment of the shopping center.  During the course of 2021, the Company’s rent collections normalized close to pre-pandemic levels.  As of December 31, 2021, a substantial majority of tenants, including tenants previously on the cash basis of accounting, were paying their monthly rent and any deferred rents relating to prior periods.  Included in 2021 results was $13.8 million, at SITE Centers’ share, of net revenue primarily related to contractual rents paid from cash-basis tenants that was contractually due in 2020.  The majority of the deferral arrangements relating to 2020 revenue were repaid during 2021, and therefore, the impact of 2020 rent collections is expected to be minimal in future periods.  At December 31, 2021, $0.2 million remained outstanding under deferral arrangements for tenants that are not accounted for on the cash basis.  As of February 10, 2022, the Omicron variant had not had a material impact on the Company’s rent collections or leasing activity, though some tenants have experienced challenges in maintaining regular operating hours as a result of related labor shortages.

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, or the ultimate level of collections of rents and other unpaid amounts owed by tenants that were deferred or unpaid during 2020. However, the level and pace of collections of such deferred rents and other unresolved amounts exceeded management’s expectations during 2021, especially with respect to collections from tenants previously placed on the cash basis of accounting.  If new surges in contagion were to occur, or if new COVID-19 variants in addition to Omicron were to emerge that are more resistant to vaccines, or if there are decreases in the effectiveness of such vaccines, the Company’s recent success in leasing space and the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations in the future.  Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, fitness centers and local restaurants.  For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors.

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

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2021				December 31, 2020
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,577.6	3.8	4.1%	94.1%	$1,602.4	4.7	4.1%	82.9%
Variable-Rate Debt	$99.8	1.1	1.1%	5.9%	$331.1	1.9	1.5%	17.1%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	December 31, 2021				December 31, 2020
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$673.9	$146.2	2.4	4.2%	$757.5	$178.2	2.9	4.4%
Variable-Rate Debt	$199.4	$43.5	1.4	2.2%	$272.1	$54.4	0.5	2.5%

The Company intends to use retained cash flow, proceeds from asset sales, equity and debt financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures at the Company’s shopping centers.  Thus, to the extent the Company incurs additional variable-rate indebtedness or needs to refinance existing fixed-rate indebtedness in a rising interest rate environment, its exposure to increases in interest rates in an inflationary period could increase.  The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at December 31, 2021 and 2020, is summarized as follows (in millions):

	December 31, 2021			December 31, 2020
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,577.6	$1,687.5	$1,630.3	$1,602.4	$1,704.0	$1,634.3
Company's proportionate share of joint venture fixed-rate debt	$146.2	$149.7	$146.8	$178.2	$181.6	$177.2

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2021, would result in an increase in interest expense of approximately $1.0 million for the Company and $0.4 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the 12-month period ended December 31, 2021.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt or to refinancing fixed-rate debt at maturity at higher interest rates.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of December 31, 2021, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;
•	Written charters of the Audit Committee, Compensation Committee and Nominating and ESG Committee;
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

Copies of the Company’s corporate governance documents are available on the Company’s website, www.sitecenters.com, under “Investor Relations—Corporate Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Seven Directors—Director Nominees for Election at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2022 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2022 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2022 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under the Company’s existing stock compensation plans, as of December 31, 2021, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,591,812	(2)	$26.96	(3)	1,781,922	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	2,591,812		$26.96		1,781,922

(1)

Includes the Company’s 2002 Equity-Based Award Plan, 2004 Equity-Based Award Plan, 2008 Equity-Based Award Plan, 2012 Equity and Incentive Compensation Plan and 2019 Equity and Incentive Compensation Plan.

(2)

Includes 273,545 stock options outstanding, 877,590 restricted stock units that are expected to be settled in shares upon vesting and 1,440,677 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution).

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

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Seven Directors—Transactions with the Otto Family” and “Proposal One: Election of Seven Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related-Party Transactions” sections of the Company’s 2022 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2022 Proxy Statement.

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

Current Report on Form 8-K (Filed with the SEC on June 5, 2017; File No. 001-11690)
4.4	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4.5

Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee

Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4.6

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
4.9

Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4.10

Fifth Supplemental Indenture, dated as of April 28, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)
4.11

Sixth Supplemental Indenture, dated as of October 7, 2005, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Annual Report on Form 10-K (Filed with the SEC on February 21, 2007; File No. 001-11690)
4.12

Seventh Supplemental Indenture, dated as of August 28, 2006, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Current Report on Form 8-K (Filed with the SEC on September 1, 2006; File No. 001-11690)
4.13

Eighth Supplemental Indenture, dated as of March 13, 2007, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Current Report on Form 8-K (Filed with the SEC on March 16, 2007; File No. 001-11690)
4.14

Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Form S-3 Registration No. 333-162451 (Filed on October 13, 2009)
4.15

Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010; File No. 001-11690)
4.16

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
4.18

Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011; File No. 001-11690)
4.19

Fourteenth Supplemental Indenture, dated as of June 22, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Form S-3 Registration No. 333-184221 (Filed with the SEC on October 1, 2012)
4.20

Fifteenth Supplemental Indenture, dated as of November 27, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Annual Report on Form 10-K (Filed with the SEC on March 1, 2013; File No. 001-11690)
4.21

Sixteenth Supplemental Indenture, dated as of May 23, 2013, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Quarterly Report on Form 10-Q (Filed with the SEC on August 8, 2013; File No. 001-11690)
4.22

Seventeenth Supplemental Indenture, dated as of November 26, 2013, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Annual Report on Form 10-K (Filed with the SEC on February 28, 2014; File No. 001-11690)
4.23

Eighteenth Supplemental Indenture, dated as of January 22, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on January 22, 2015; File No. 001-11690)
4.24

Nineteenth Supplemental Indenture, dated as of October 21, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on October 21, 2015; File No. 001-11690)
4.25

Twentieth Supplemental Indenture, dated as of May 26, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on May 26, 2017; File No. 001-11690)
4.26

Twenty-first Supplemental Indenture, dated as of August 16, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on August 16, 2017; File No. 001-11690)
4.27

Twenty-second Supplemental Indenture, dated as of February 16, 2018, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
4.28	Third Amended and Restated Credit Agreement, dated as of July 26, 2019, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Current Report on Form 8-K (Filed with the SEC on July 29, 2019; File No. 001-11690)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
4.29	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Submitted electronically herewith
10.1	2005 Directors’ Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.2	Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.3	Adoption Agreement Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.4	2005 Equity Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.5	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10.6	2019 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-231319 (Filed with the SEC on May 9, 2019)
10.7	Form of 2019 Plan Restricted Share Units Award Memorandum (governing grants made through February 2021)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.8	Form of 2019 Plan Restricted Share Units Award Memorandum (governing November 2019 grant made to the CFO)*	Annual Report on Form 10-K (Filed with the SEC on February 27, 2020; File No. 001-11690)
10.9	Form of 2019 Plan Restricted Share Units Award Memorandum (governing certain grants made in 2020, 2021 and 2022)*	Quarterly Report on Form 10-Q (Filed with the SEC October 30, 2020; File No. 001-11690)
10.10	Form of 2012 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2018 and 2019)*	Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
10.11	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2020)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.12	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2021)*	Quarterly Report on Form 10-Q (Filed with the SEC on April 29, 2021, File No. 001-11690)
10.13	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.14	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.15	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10.16	Employment Agreement, dated as of September 11, 2020, by and between DDR Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on September 15, 2020; File No. 001-11690)
10.17	Amended and Restated Employment Agreement, dated as of February 17, 2021, by and between SITE Centers Corp. and Conor Fennerty*	Current Report on Form 8-K (Filed with the SEC on February 19, 2021, File No. 001-11690)
10.18	Employment Agreement, dated as of September 11, 2021, by and between SITE Centers Corp. and Christa A. Vesy*	Current Report on form 8-K (Filed with the SEC on September 13, 2021, File No. 001-11690)
10.19	Employment Agreement, dated as of May 11, 2021, by and between SITE Centers Corp. and John Cattonar*	Quarterly Report on Form 10-Q (Filed with the SEC on July 29, 2021, File No. 001-11690)
10.20	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017; File No. 001-11690)
10.21	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10.22	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.	Submitted electronically herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SITE Centers Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation and Related Purchase Price Allocations of Properties Acquired from an Unconsolidated Joint Venture

As described in Notes 1, 3 and 5 to the consolidated financial statements, as of December 31, 2021, the Company holds a 20% equity interest in the DDRM Properties Joint Venture with Madison International Realty. In December 2021, the Company acquired the 80% equity interest in six properties owned by the DDRM Properties Joint Venture for $107.2 million and stepped up the previous 20% interest due to a change in control, resulting in recognition of a $7.2 million gain on sale and change in control of interests and recognition of the aggregate gross fair value (at 100%) of the properties acquired of $134.0 million. Management used a discounted cash flow analysis to estimate the fair value for each property. The discounted cash flow analyses used to estimate the fair value of the properties acquired involves significant estimates and assumptions, including discount rates, exit capitalization rates and certain market leasing assumptions. Property fair values were then further allocated to the property level tangible assets and liabilities acquired, consisting of land, building and improvements and intangible assets and liabilities, generally including above- and below-market leases and in-place leases. As disclosed by management, the allocation process includes various valuation methods and involves significant estimates and assumptions by management related to discount rates, exit capitalization rates, estimated land values (per square foot), capitalization rates and certain market leasing assumptions. The fair value of land of an acquired property considers the value of land as if the site was unimproved based on comparable market transactions. The fair value of the building is determined as if it were vacant by applying a capitalization rate to market leasing assumptions. Above- and below-market lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between contractual rents and estimated market rents, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term plus the estimated term of any below-market, renewal options for below-market leases. The value of acquired in-place leases is recorded based on the present value of the estimated gross monthly market rental rate for each individual lease multiplied by the estimated period of time it would take to lease the space to a new tenant.

The principal considerations for our determination that performing procedures relating to the valuation and related purchase price allocations of properties acquired from an unconsolidated joint venture is a critical audit matter are the significant judgment by management in determining and allocating the aggregate gross fair value of the properties acquired to each individual property for purposes of establishing a basis for the purchase price allocations to the individual properties acquired and subsequent allocation of the purchase price to the property level tangible and intangible assets and liabilities acquired associated with each property; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, exit capitalization rates, and certain market leasing assumptions used to estimate the fair value of the individual properties acquired and the discount rates, estimated land values (per square foot), capitalization rates, and certain market leasing assumptions used to estimate the fair value of certain property level tangible and intangible assets and liabilities acquired, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s acquisition accounting process, including controls over the valuation and related purchase price allocations of the properties acquired. These procedures also included, among others, (i) reading the respective purchase and sale agreements and (ii) testing management’s process for estimating the fair value of the individual properties acquired and estimating the fair value of certain property level tangible and intangible assets and liabilities acquired. Testing management’s process included (i) evaluating the appropriateness of the valuation methods, (ii) testing the completeness and accuracy of data provided by management, (iii) evaluating the reasonableness of the significant assumptions related to the discount rates, exit capitalization rates, and certain market leasing assumptions used to estimate the fair value of the individual properties acquired and the discount rates, estimated land values (per square foot), capitalization rates, and certain market leasing assumptions used to estimate the fair value of certain property level tangible and intangible assets and liabilities acquired, and (iv) for certain individual properties and property level tangible and intangible assets and liabilities acquired, the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the aforementioned significant assumptions. Evaluating the reasonableness of significant assumptions relating to the discount rates, exit capitalization rates, estimated land values (per square foot), capitalization rates, and certain market leasing assumptions involved considering whether the assumptions used were consistent with evidence obtained in other areas of the audit and third party market data.

Identification and Evaluation of Impairment Indicators for Real Estate Assets

As described in Notes 1 and 6 to the consolidated financial statements, the carrying value of the Company’s total net real estate assets was $3,667.3 million and net intangible assets was $34.4 million as of December 31, 2021. Management reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily the result of a change in hold period or significant, prolonged decreases in projected cash flows. For assets with impairment indicators, management determines if the undiscounted future cash flows are sufficient to recover the asset’s carrying value.

The principal considerations for our determination that performing procedures relating to the identification and evaluation of impairment indicators for real estate assets is a critical audit matter are the significant judgment by management to identify and evaluate events or changes in circumstances indicating that the carrying value may not be recoverable, which led to a high degree of auditor judgment in evaluating audit evidence relating to management’s identification and evaluation of impairment indicators.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment process, including controls over the identification and evaluation of events or changes in circumstances that indicate the carrying value may not be recoverable. These procedures also included, among others, testing management’s process for identifying individual real estate assets with potential impairment indicators. Testing management’s process included evaluating management’s identification and evaluation of impairment indicators.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 24, 2022

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2021	2020
Assets
Land	$1,011,401	$953,556
Buildings	3,624,164	3,488,499
Fixtures and tenant improvements	556,056	509,866
	5,191,621	4,951,921
Less: Accumulated depreciation	(1,571,569)	(1,427,057)
	3,620,052	3,524,864
Construction in progress and land	47,260	37,467
Total real estate assets, net	3,667,312	3,562,331
Investments in and advances to joint ventures, net	64,626	77,297
Investment in and advances to affiliate	—	190,035
Cash and cash equivalents	41,807	69,742
Restricted cash	1,445	4,672
Accounts receivable	61,382	73,517
Other assets, net	130,479	130,690
	$3,967,051	$4,108,284
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,451,768	$1,449,613
Term loan, net	99,810	99,635
Revolving credit facilities	—	135,000
	1,551,578	1,684,248
Mortgage indebtedness, net	125,799	249,260
Total indebtedness	1,677,377	1,933,508
Accounts payable and other liabilities	218,779	215,109
Dividends payable	28,243	14,844
Total liabilities	1,924,399	2,163,461
Commitments and contingencies (Note 11)
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	175,000	175,000
Class K—6.25% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 300,000 shares issued and outstanding at December 31, 2020	—	150,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 211,286,874 and 193,995,499 shares issued at December 31, 2021 and December 31, 2020, respectively	21,129	19,400
Additional paid-in capital	5,934,166	5,705,164
Accumulated distributions in excess of net income	(4,092,783)	(4,099,534)
Deferred compensation obligation	4,695	5,479
Accumulated other comprehensive loss	—	(2,682)
Less: Common shares in treasury at cost: 287,645 and 898,267 shares at December 31, 2021 and December 31, 2020, respectively	(5,349)	(11,319)
Total SITE Centers shareholders' equity	2,036,858	1,941,508
Non-controlling interests	5,794	3,315
Total equity	2,042,652	1,944,823
	$3,967,051	$4,108,284

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenues from operations:
Rental income	$490,799	$414,864	$443,421
Fee and other income	42,065	45,469	63,682
Business interruption income	—	—	885
	532,864	460,333	507,988
Rental operation expenses:
Operating and maintenance	76,716	68,801	71,355
Real estate taxes	76,071	69,601	68,308
Impairment charges	7,270	5,200	3,370
General and administrative	55,052	52,881	58,384
Depreciation and amortization	185,768	170,669	165,087
	400,877	367,152	366,504
Other income (expense):
Interest income	—	11,888	18,009
Interest expense	(76,383)	(77,604)	(84,721)
Other (expense) income, net	(1,185)	(18,400)	357
	(77,568)	(84,116)	(66,355)
Income before earnings from equity method investments and other items	54,419	9,065	75,129
Equity in net income of joint ventures	47,297	1,516	11,519
Reserve of preferred equity interests, net	—	(19,393)	(15,544)
Gain on sale and change in control of interests, net	19,185	45,464	—
Gain on disposition of real estate, net	6,065	1,069	31,380
Income before tax expense	126,966	37,721	102,484
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(1,550)	(1,131)	(659)
Net income	$125,416	$36,590	$101,825
Income attributable to non-controlling interests, net	(481)	(869)	(1,126)
Net income attributable to SITE Centers	$124,935	$35,721	$100,699
Write-off of preferred share original issuance costs	(5,156)	—	(7,176)
Preferred dividends	(13,656)	(20,531)	(32,231)
Net income attributable to common shareholders	$106,123	$15,190	$61,292

Per share data:
Basic	$0.51	$0.08	$0.33
Diluted	$0.51	$0.08	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$125,416	$36,590	$101,825
Other comprehensive income:
Foreign currency translation, net	(1)	(3,363)	421
Reclassification adjustment for foreign currency translation included in net income	2,683	—	—
Change in cash flow hedges reclassed to earnings	—	1,172	469
Total other comprehensive income (loss)	2,682	(2,191)	890
Comprehensive income	$128,098	$34,399	$102,715
Total comprehensive income attributable to non-controlling interests	(481)	(869)	(1,126)
Total comprehensive income attributable to SITE Centers	$127,617	$33,530	$101,589

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SITE Centers Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2018	$525,000	184,712	$18,471	$5,544,220	$(3,980,151)	$8,193	$(1,381)	$(44,278)	$2,928	$2,073,002
Issuance of common shares related to stock plans	—	30	3	145	—	—	—	1,926	—	2,074
Issuance of common shares for cash offering	—	9,081	908	145,048	—	—	—	48,714	—	194,670
Repurchase of common shares	—	—	—	—	—	—	—	(14,069)	—	(14,069)
Redemption of preferred shares	(200,000)	—	—	7,145	(7,176)	—	—	—	—	(200,031)
Stock-based compensation, net	—	—	—	3,842	—	(264)	—		—	3,578
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(990)	(990)
Dividends declared- common shares	—	—	—	—	(147,674)	—	—	—	—	(147,674)
Dividends declared- preferred shares	—	—	—	—	(31,797)	—	—	—	—	(31,797)
Comprehensive income	—	—	—	—	100,699	—	890	—	1,126	102,715
Balance, December 31, 2019	325,000	193,823	19,382	5,700,400	(4,066,099)	7,929	(491)	(7,707)	3,064	1,981,478
Issuance of common shares related to stock plans	—	172	18	(108)	—	—	—	3,888	—	3,798
Repurchase of common shares	—	—	—	—	—	—	—	(7,500)	—	(7,500)
Stock-based compensation, net	—	—	—	4,872	—	(2,450)	—	—	—	2,422
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(618)	(618)
Dividends declared- common shares	—	—	—	—	(48,625)	—	—	—	—	(48,625)
Dividends declared- preferred shares	—	—	—	—	(20,531)	—	—	—	—	(20,531)
Comprehensive income (loss)	—	—	—	—	35,721	—	(2,191)	—	869	34,399
Balance, December 31, 2020	325,000	193,995	19,400	5,705,164	(4,099,534)	5,479	(2,682)	(11,319)	3,315	1,944,823
Issuance of common shares related to stock plans	—	331	33	230	—	—	—	—	—	263
Issuance of common shares for cash offering	—	16,961	1,696	219,355	—	—	—	3,923	—	224,974
Redemption of preferred shares	(150,000)	—	—	5,137	(5,156)	—	—	—	—	(150,019)
Stock-based compensation, net	—	—	—	13,489	—	(784)	—	2,047	—	14,752
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(67)	(67)
Acquisition of non-controlling interest	—	—	—	(9,209)	—	—	—	—	2,065	(7,144)
Dividends declared- common shares	—	—	—	—	(99,711)	—	—	—	—	(99,711)
Dividends declared- preferred shares	—	—	—	—	(13,317)	—	—	—	—	(13,317)
Comprehensive income	—	—	—	—	124,935	—	2,682	—	481	128,098
Balance, December 31, 2021	$175,000	211,287	$21,129	$5,934,166	$(4,092,783)	$4,695	$—	$(5,349)	$5,794	$2,042,652

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$125,416	$36,590	$101,825
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	185,768	170,669	165,087
Stock-based compensation	13,533	8,800	9,890
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	4,312	4,601	3,976
Loss on debt extinguishment	—	16,568	—
Equity in net income of joint ventures	(47,297)	(1,516)	(11,519)
Reserve of preferred equity interests, net	—	19,393	15,544
Operating cash distributions from joint ventures	5,103	3,258	12,168
Gain on sale and change in control of interests, net	(19,185)	(45,464)	—
Gain on disposition of real estate, net	(6,065)	(1,069)	(31,380)
Impairment charges	7,270	5,200	3,370
Assumption of buildings due to ground lease terminations	—	(3,025)	—
Change in notes receivable accrued interest	—	4,128	1,348
Net change in accounts receivable	15,873	(11,654)	4,361
Net change in accounts payable and accrued expenses	(2,986)	(7,749)	(4,771)
Net change in other operating assets and liabilities	773	(8,560)	255
Total adjustments	157,099	153,580	168,329
Net cash flow provided by operating activities	282,515	190,170	270,154
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(130,570)	—	(75,623)
Real estate developed and improvements to operating real estate	(76,563)	(63,816)	(109,364)
Proceeds from disposition of real estate	29,696	1,553	109,509
Proceeds from sale of joint venture interests	—	140,441	—
Proceeds from distribution of preferred investment	190,000	—	—
Equity contributions to joint ventures	(4,599)	(1,068)	(64,237)
Distributions from unconsolidated joint ventures	65,558	17,868	22,339
Repayment of joint venture advances, net	929	—	62,246
Repayment of notes receivable	—	7,500	11,139
Net transactions with RVI	—	—	33,596
Net cash flow provided by (used for) investing activities	74,451	102,478	(10,395)
Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, net	(135,000)	130,000	(95,000)
Repayment of senior notes, including repayment costs	—	(216,568)	—
Repayment of term loan and mortgage debt	(215,285)	(41,881)	(2,372)
Payment of debt issuance costs	—	—	(4,998)
Proceeds from mortgage payable and term loan	—	—	50,000
Redemption of preferred shares	(150,019)	—	(200,031)
Proceeds from issuance of common shares, net of offering expenses	224,974	—	194,598
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(6,056)	(2,425)	(718)
Repurchase of common shares	—	(7,500)	(14,069)
Acquisition of non-controlling interest	(7,144)	—	—
Distributions to non-controlling interests and redeemable operating partnership units	(56)	(641)	(990)
Dividends paid	(99,541)	(98,348)	(180,698)
Net cash flow used for financing activities	(388,127)	(237,363)	(254,278)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(4)	2
Net increase in cash, cash equivalents and restricted cash	(31,161)	55,285	5,481
Cash, cash equivalents and restricted cash, beginning of year	74,414	19,133	13,650
Cash, cash equivalents and restricted cash, end of year	$43,252	$74,414	$19,133

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies

Nature of Business

SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of acquiring, owning, developing, redeveloping, leasing, and managing shopping centers.  Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries.  The Company’s tenant base primarily includes national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Amounts relating to the number of properties, joint ventures’ interests and acreage are unaudited.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	$132.3	$272.6	$—
Acquisition of non-controlling interest	2.1	—	—
Joint venture investments related to consolidation of net assets	11.6	86.4	—
Mortgages assumed, of previously unconsolidated joint ventures	73.9	196.6	—
Mortgages assumed, shopping center acquisitions	17.9	—	9.1
Accounts payable related to construction in progress	13.4	6.3	11.0
Tax receivable	2.1	—	—
Assumption of buildings due to ground lease terminations	—	3.0	—
Dividends declared, but not paid	28.2	14.8	44.0
Write-off of preferred share original issuance costs	5.1	—	7.2

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

Construction in Progress and Land includes undeveloped land, as well as construction in progress related to shopping center developments and expansions.  The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $3.1 million, $3.0 million and $3.8 million in 2021, 2020 and 2019, respectively.

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

The fair value of land of an acquired property considers the value of land as if the site was unimproved based on comparable market transactions. The fair value of the building is determined as if it were vacant by applying a capitalization rate to market leasing assumptions.  Above- and below-market lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between contractual rents and estimated market rents, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term plus the estimated term of any below-market, renewal options for below-market leases.  The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate.  The value of acquired in-place leases is recorded based on the present value of the estimated gross monthly market rental rate for each individual lease multiplied by the estimated period of time it would take to lease the space to a new tenant.  Such amounts are amortized to expense over the remaining initial lease term.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are primarily related to changes in estimated hold periods and significant, prolonged decreases in projected cash flows, however other impairment indicators could occur.  Decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects.  An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value.  The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information.  If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date.  If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value.  The Company recorded aggregate impairment charges of $7.3 million, $5.2 million and $3.4 million, related to consolidated real estate investments, during the years ended December 31, 2021, 2020 and 2019, respectively (Note 14).

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year.  This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk.  Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell.  The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2021 and 2020.

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

Interest paid during the years ended December 31, 2021, 2020 and 2019 aggregated $70.2 million, $76.0 million and $79.5 million, respectively, of which $0.6 million, $0.9 million and $1.3 million, respectively, was capitalized.

Investments in and Advances to Joint Ventures and Affiliate

To the extent that the Company’s cost basis in an unconsolidated joint venture is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income (loss) of the joint venture and, if the related asset is sold, the basis difference is written off.  Periodically, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary.  Investment impairment charges create a basis difference between the Company’s share of accumulated equity as compared to the investment balance of the respective unconsolidated joint venture.  The Company allocates the aggregate impairment charge to each of the respective properties owned by the joint venture on a relative fair value basis and amortizes this basis differential as an adjustment to the equity in net income (loss) recorded by the Company over the estimated remaining useful lives of the underlying assets.

The Retail Value Inc. (“RVI”) series A preferred stock (“RVI Preferred Shares”) were classified as Investment in and Advances to Affiliate on the Company’s consolidated balance sheet.  The RVI Preferred Shares had a liquidation and dividend preference over the common stock, but did not have any substantive voting rights, with limited exceptions, or conversion rights and did not have a stated coupon.  The RVI Preferred Shares were carried at cost, subject to adjustments in certain circumstances, and were periodically evaluated for impairment.  In October 2021, the Company received a cash distribution of $190.0 million on the RVI Preferred Shares.  In December 2021, RVI repurchased all of the outstanding RVI Preferred Shares from the Company for an aggregate purchase price of $1.00.  As a result, the Company no longer maintains an investment in RVI and will not receive any further distributions on account of the RVI Preferred Shares.

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

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Rental income has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes tenant credit worthiness, as well as current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable.  In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position.  For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is not considered probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.  See discussion below under Revenue Recognition regarding cash-basis tenants.

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected (including contract disputes) of $3.0 million and $4.7 million at December 31, 2021 and 2020, respectively.  Accounts receivable are generally expected to be collected within one year.  At December 31, 2021 and 2020, straight-line rents receivable, net of a provision for uncollectible amounts of $1.6 million and $2.1 million, respectively, aggregated $29.8 million and $29.3 million, respectively.

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

Rental Income

Rental Income on the consolidated statements of operations includes contractual lease payments that generally consist of the following:

•

Fixed-lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers and are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.

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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commissions and development fees.  These revenues are derived from the Company’s management agreements with RVI and unconsolidated joint ventures and, in the case of unconsolidated joint ventures, are recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates.  Termination rights under these contracts vary by contract but generally include termination for cause by either party, or generally due to sale of the property.

Asset and Property Management Fees

Asset and property management services include property maintenance, tenant coordination, accounting and financial services.  Asset and property management services represent a series of distinct daily services.  Accordingly, the Company satisfies the performance obligation as services are rendered over time.

The Company is compensated for property management services through a monthly management fee, which is typically, earned based on a specified percentage of the monthly rental receipts generated from the property under management.  The Company is compensated for asset management services through a fee that is billed to the customer monthly and recognized as revenue monthly as the services are rendered, based on a percentage of aggregate asset value or capital contributions for assets under management at the end of the quarter.  The asset management fee under the RVI external management agreement is paid monthly based on the initial aggregate appraised value of the RVI properties.  RVI property management fees are paid monthly generally based on the average gross revenue collected during the three months immediately preceding the most recent December 31 or June 30.  The Company received a supplemental fee from RVI for the period July 1, 2020 to June 30, 2021 to negate the adverse impact of the COVID-19 pandemic on revenue collection and the resulting reduction to the property management fee payable to the Company.  The fee arrangement was amended and modified beginning January 1, 2022.

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

Development Services

Development services consist of construction management oversight services such as hiring general contractors, reviewing plans and specifications, performing inspections, reviewing documentation and providing accounting services.  These services represent a series of distinct services and are recognized over time as services are rendered.  The Company is compensated monthly for services based on percentage of aggregate amount spent on the construction during the month.

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

The Company’s accounting policies include the following:

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments.  For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment.  The Company estimated base IBRs based on an analysis of (i) yields on the Company’s outstanding public debt, as well as comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates.  The Company applied adjustments to the base IBRs to account for full collateralization and lease term.  Operating lease ROU assets also include any lease payments made.  The Company has options to extend certain of the ground and office leases; however, these options were not considered as part of the lease term when calculating the lease liability, as they were not reasonably certain to be exercised.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses associated with the re-leasing of existing space, which are charged to operations as incurred.

Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value.  The forfeiture rate is based on actual experience.  Stock-based compensation cost recognized by the Company was $13.0 million, $8.0 million and $9.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries (a “TRS”) under the Code.  As such, the Company is subject to federal and state income taxes on the income from these activities.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense.  For the three years ended December 31, 2021, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2018 and forward.

Deferred Tax Assets

The Company accounts for income taxes related to its TRS under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income statement in the period that includes the enactment date.

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

Segments

For the year ended December 31, 2021, the Company had only one reportable operating segment.  For the years ended December 31, 2020 and 2019

, the Company had two reportable operating segments: shopping centers and loan investments.  In the fourth quarter of 2020, the Company transferred and redeemed its loan investments (preferred equity interests) in BRE DDR Retail Holdings III (“BRE DDR III”) and BRE DDR Retail Holdings IV (“BRE DDR IV,” and together with BRE DDR III, the “BRE DDR Joint Ventures”) in exchange for the acquisition of certain of the underlying assets of two joint ventures.  The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate among properties on a geographical basis for purposes of allocating resources or capital.  The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items.  Each consolidated shopping center is considered a separate operating segment; however, each shopping center, on a stand-alone basis, represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector was significantly impacted by the COVID‑19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020.  The COVID‑19 pandemic also had a significant impact on the Company’s collection of rents for April 2020 through the end of 2020.  The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  As of December 31, 2021 and 2020, $0.2 million and $13.1 million, respectively, remained outstanding under these deferral arrangements for tenants that are not accounted for on the cash basis.

During the year ended December 31, 2021, the Company recorded net uncollectible revenue that resulted in rental income of $9.4 million (the Company’s share of unconsolidated joint ventures was $1.6 million), primarily due to rental income paid in 2021 related to outstanding amounts owed from tenants on the cash basis of accounting that were contractually due in 2020.  During the year ended December 31, 2020, tenants on the cash basis of accounting and other related reserves resulted in a reduction of rental income of $31.9 million (the Company’s share of unconsolidated joint ventures was $4.4 million).  These amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.

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

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income and is recognized in the period earned as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenue from contracts:
Asset and property management fees	$25,798	$31,255	$42,355
Leasing commissions	3,184	5,528	6,300
Development fees	694	1,428	2,019
RVI disposition fees	9,016	3,142	3,454
RVI credit facility guaranty and refinancing fees	60	60	1,860
Total revenue from contracts with customers	38,752	41,413	55,988
Other property income:
Other	3,313	4,056	7,694
Total fee and other income	$42,065	$45,469	$63,682

The aggregate amount of receivables from contracts with customers was $1.3 million and $1.4 million as of December 31, 2021 and 2020, respectively.

Contract assets

Contract assets are included in Other Assets, net on the consolidated balance sheets.  The significant changes in the leasing commission balances during the year ended December 31, 2021, are as follows (in thousands):

Balance as of January 1, 2021	$513
Contract assets recognized	673
Contract assets billed	(804)
Balance as of December 31, 2021	$382

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
3.	Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2021, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
DDRM Properties	Madison International Realty	20.0%	24
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.0	10
DDR – SAU Retail Fund, LLC	State of Utah	20.0	11
Other Joint Venture Interests	Various	25.75–50.0	2

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2021	2020
Condensed Combined Balance Sheets
Land	$378,442	$441,412
Buildings	1,092,245	1,258,879
Fixtures and tenant improvements	123,313	137,663
	1,594,000	1,837,954
Less: Accumulated depreciation	(441,215)	(492,288)
	1,152,785	1,345,666
Construction in progress and land	5,778	58,201
Real estate, net	1,158,563	1,403,867
Cash and restricted cash	37,535	35,212
Receivables, net	16,854	25,719
Other assets, net	49,029	61,381
	$1,261,981	$1,526,179

Mortgage debt	$873,336	$1,029,579
Notes and accrued interest payable to the Company	3,331	4,375
Other liabilities	51,473	57,349
	928,140	1,091,303
Accumulated equity	333,841	434,876
	$1,261,981	$1,526,179

Company's share of accumulated equity	$59,286	$72,555
Basis differentials	2,946	1,644
Deferred development fees, net of portion related to the Company's interest	(937)	(1,277)
Amounts payable to the Company	3,331	4,375
Investments in and Advances to Joint Ventures, net	$64,626	$77,297

	For the Year Ended December 31,
	2021	2020	2019
Condensed Combined Statements of Operations
Revenues from operations	$195,559	$252,946	$428,281
Expenses from operations:
Operating expenses	53,391	77,040	118,412
Impairment charges(A)	—	33,240	13,807
Depreciation and amortization	66,618	99,779	149,749
Interest expense	43,379	60,010	93,887
Preferred share expense	—	15,708	21,832
Other expense, net	12,074	13,796	20,563
	175,462	299,573	418,250
Income (loss) before gain on disposition of real estate	20,097	(46,627)	10,031
Gain on disposition of real estate, net	89,935	9,257	67,011
Net income (loss) attributable to unconsolidated joint ventures	$110,032	$(37,370)	$77,042
Company's share of equity in net income of joint ventures	$49,417	$1,109	$10,743
Basis differential adjustments(B)	(2,120)	407	776
Equity in net income of joint ventures	$47,297	$1,516	$11,519
(A)

For the years ended December 31, 2020 and 2019, the Company’s proportionate share was $1.9 million and $2.5 million, respectively.  The Company’s share of the impairment charges was reduced by the impact of the other than temporary impairment charges previously recorded on these investments, as appropriate, as discussed below.

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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests are as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Revenue from contracts:
Asset and property management fees	$10.6	$12.8	$19.7
Development fees, leasing commissions and other	2.2	4.2	5.2
	12.8	17.0	24.9
Other:
Interest income(A)	—	12.0	16.7
Other	1.7	2.1	3.2
	1.7	14.1	19.9
	$14.5	$31.1	$44.8
(A)	Interest income recorded in 2020 and 2019 related to preferred equity interests in the BRE DDR Joint Ventures, which were transferred or redeemed in the fourth quarter of 2020.

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

Disposition of Shopping Centers, Undeveloped Land and Joint Venture Interests

In 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario.  The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation but before income tax.  The net proceeds include $6.1 million that are held in escrow, of which $2.1 million is expected to be released to the Company in 2022 after the receipt of certain tax clearance certificates from the Canadian taxing authorities, and the remaining $4.0 million is considered contingent and should be released upon final dissolution of the partnership.  The Company recorded an aggregate gain on the transaction of $14.9 million, which included its $2.8 million share of the gain reported by the joint venture, as well as $12.1 million related to the Company’s promoted interest on the disposition of the investment net of the write-off of the accumulated foreign currency translation and contingent estimated income taxes.  Subsequent to the transaction, the Company has no other investments outside the United States.

In December 2021, the Company acquired the 80% equity interest in six assets owned by the DDRM Properties Joint Venture (Village Square at Golf, Boynton Beach, Florida; Shoppes at Paradise Point, Fort Walton Beach, Florida; Midway Plaza, Tamarac, Florida; North Point Plaza, Tampa, Florida; The Shoppes at New Tampa, Wesley Chapel, Florida and Paradise Shoppes of Ellenwood, Ellenwood, Georgia) for $107.2 million, and stepped up the previous 20% interest due to change in control, with $73.9 million of mortgage debt related to the properties repaid at closing.  The transaction resulted in a Gain on Sale and Change in Control of Interests of $7.2 million (Note 5).

In connection with estimating the fair value of the net assets acquired from the DDRM assets, the fair value of each property was estimated, and the aggregate gross fair value of the properties acquired was estimated to be $134.0 million ( at 100%).  The valuation technique used to value the properties was a discounted cash flow analysis for each property. The discounted cash flow analyses used to estimate the fair value of properties acquired involves significant estimates and assumptions, including discount rates, exit capitalization rates and certain market leasing assumptions.

Excluding the Richmond Hill and DDRM Properties Joint Venture transactions noted above, the Company’s joint ventures sold six, two and six shopping centers and land parcels for an aggregate sales price of $135.5 million, $27.7 million and $356.3 million, respectively, of which the Company’s share of the gain on sale was $36.6 million, $1.8 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On July 1, 2018, the Company completed the spin-off of RVI.  At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 continental U.S. assets and 12 of SITE Centers’ shopping centers in Puerto Rico, representing $2.7 billion of gross book asset value and $1.27 billion of mortgage debt.  At December 31, 2021, RVI owned one retail shopping center in Gulfport, Mississippi.

In connection with the spin-off, on July 1, 2018, the Company and RVI entered into a separation and distribution agreement, pursuant to which, among other things, the Company agreed to transfer the properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date.  On the spin-off date, holders of SITE Centers’ common shares received one common share of RVI for every ten shares of SITE Centers’ common stock held on the record date.  In connection with the spin-off of RVI, RVI issued 1,000 of the RVI Preferred Shares to the Company, which were noncumulative and had no mandatory dividend rate.  The RVI Preferred Shares ranked, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI’s capital stock.  Subject to the requirement that RVI distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for RVI to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares were entitled to a dividend preference for all dividends declared on RVI’s capital stock at any time up to a “preference amount” equal to $190.0 million in the aggregate, which amount could have increased by up to an additional $10 million if the aggregate gross proceeds of RVI asset sales subsequent to the spin-off date exceeded $2.06 billion.  In October 2021, the Company received a cash distribution of $190.0 million on the RVI Preferred Shares.  In December 2021, in recognition of the advanced stage of RVI’s dispositions and the aggregate value of sales relative to the $2.06 billion threshold, RVI repurchased all of the outstanding RVI Preferred Shares from the Company for an aggregate purchase price of $1.00.  As a result, the Company no longer maintains an investment in RVI and will not receive any further distributions on account of the RVI Preferred Shares.

On July 1, 2018, the Company and RVI also entered into an external management agreement, which, together with various property management agreements, governed the fees, terms and conditions pursuant to which SITE Centers managed RVI and its properties through December 31, 2021.  The Company and RVI entered into a new external management agreement effective January 1, 2022 to govern the Company’s management of RVI’s remaining property and the wind-up of its operations.  Pursuant to these management agreements, the Company has provided RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  RVI does not have any employees.  The Company and RVI also entered into a tax matters agreement, which governs the rights and responsibilities of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Revenue from contracts with RVI is included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Revenue from contracts with RVI:
Asset and property management fees	$15.2	$18.4	$21.7
Leasing commissions	1.7	2.8	3.1
Disposition fees	9.0	3.1	3.3
Credit facility guaranty and refinancing fees	0.1	0.1	1.9
Total revenue from contracts with RVI	$26.0	$24.4	$30.0

5.	Acquisitions

In 2021 and 2020, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Shoppes at Addison Place	Delray Beach, Florida	May 2021	$40.0	$17.9
Emmett Street Station	Charlottesville, Virginia	May 2021	8.8	—
Hammond Springs	Atlanta, Georgia	September 2021	31.0	—
Belgate Shopping Center (land parcel)	Charlotte, North Carolina	November 2021	1.1	—
Emmet Street North	Charlottesville, Virginia	December 2021	3.9	—
At Home (Single Box)	Princeton, New Jersey	December 2021	15.8	—
Village Square at Golf	Boynton Beach, Florida	December 2021	(A)	(A)
Shoppes at Paradise Point	Fort Walton Beach, Florida	December 2021	(A)	(A)
Midway Plaza	Tamarac, Florida	December 2021	(A)	(A)
North Point Plaza	Tampa, Florida	December 2021	(A)	(A)
The Shoppes at New Tampa	Wesley Chapel, Florida	December 2021	(A)	(A)
Paradise Shoppes of Ellenwood	Ellenwood, Georgia	December 2021	(A)	(A)
Paradise Village Gateway	Phoenix, Arizona	December 2021	(B)	(B)
Concourse Village	Jupiter, Florida	October 2020	(C)	13.0
Millenia Crossing	Orlando, Florida	October 2020	(C)	20.7
Echelon Village Plaza	Voorhees, New Jersey	October 2020	(C)	5.4
The Hub	Hempstead, New York	October 2020	(C)	28.0
Larkins Corner	Boothwyn, Pennsylvania	October 2020	(C)	16.4
Ashbridge Square	Downingtown, Pennsylvania	October 2020	(C)	32.4
Southmont Plaza	Easton, Pennsylvania	October 2020	(C)	30.7
Midtowne Park	Anderson, South Carolina	November 2020	(D)	15.7
White Oak Village	Richmond, Virginia	November 2020	(D)	34.3
(A)

Acquired 80% interest from the DDRM Properties Joint Venture.  The purchase price of $134.0 million at 100% (or $107.2 million at 80%) is equal to the estimated fair value of the properties plus transaction costs incurred.  Mortgage debt of $73.9 million was repaid at closing (Note 3).

(B)

Acquired its partner’s 33% interest in a consolidated joint venture, Paradise Village Gateway.  The partner’s 33% ownership was previously reflected as non-controlling interest on the Company’s balance sheet. The Company repaid the mortgage debt of $27.6 million at closing.

(C)	Acquired from the DDR BRE IV joint venture. The purchase price is equal to the estimated fair value of the properties plus transaction costs incurred.
(D)	Acquired from the DDR BRE III joint venture. The purchase price is equal to the estimated fair value of the properties plus transaction costs incurred.

The fair value of acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2021	2020	2021	2020
Land	$75,732	$72,991	N/A	N/A
Buildings	135,537	163,723	(A)	(A)
Tenant improvements	3,620	2,854	(A)	(A)
Construction in progress	1,109	—	N/A	N/A
In-place leases (including lease origination costs and fair market value of leases)	27,829	50,167	5.6	5.8
Other assets assumed (including cash and restricted cash)(B)	1,005	10,711	N/A	N/A
	244,832	300,446
Less: Mortgage debt assumed at fair value	(91,833)	(196,654)	N/A	N/A
Less: Below-market leases	(8,504)	(15,890)	16.0	14.6
Less: Other liabilities assumed	(2,336)	(1,664)	N/A	N/A
Fair value of non-controlling interest	7,144	—	N/A	N/A
Net assets acquired	$149,303	$86,238
(A)	Depreciated in accordance with the Company’s policy (Note 1).
(B)	Cash and restricted cash assumed is reflected as Distributions from Unconsolidated Joint Ventures in the Company’s consolidated statements of cash flows.

	2021	2020
Consideration:
Cash (including debt repaid at closing)	$137,714	$—
Gain (loss) on Sale and Change in Control of Interests	7,210	(173)
Carrying value of previously held common equity interests (A)	4,379	(2,698)
Transfer and redemption of preferred equity interests	—	89,109
Total consideration	$149,303	$86,238

(A)

The significant inputs used to value the previously held equity interests were determined to be Level 3 for all of the applicable acquisitions.  In 2021 and 2020, the weighted-average discount rate applied to cash flows was approximately 7.3% and 7.9%, respectively, and the weighted-average residual capitalization rate applied was approximately 6.8% and 8.2%, respectively.

Included in the Company’s consolidated statements of operations are $3.9 million, $7.3 million and $1.1 million in total revenues from the date of acquisition through December 31, 2021, 2020 and 2019, respectively, for properties acquired during each of the respective years.
6.	Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31,
	2021	2020
Intangible assets:
In-place leases, net	$64,464	$56,756
Above-market leases, net	7,390	8,387
Lease origination costs, net	6,636	4,974
Tenant relationships, net	15,569	20,301
Total intangible assets, net(A)	94,059	90,418
Operating lease ROU assets	19,047	20,604
Other assets:
Prepaid expenses	7,722	7,416
Other assets	1,708	2,348
Deposits	3,796	3,767
Deferred charges, net	4,147	6,137
Total other assets, net	$130,479	$130,690

Below-market leases, net (other liabilities)	$59,690	$57,348

(A) Operating lease ROU assets are discussed further in Note 7.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in millions):

Year	Expense
2021	$21.6
2020	15.8
2019	17.7

Estimated net future amortization associated with the Company’s intangibles is as follows (in millions):

Year	Income	Expense
2022	$4.2	$23.5
2023	4.2	18.3
2024	4.2	14.3
2025	4.3	9.0
2026	4.3	5.1

7.	Leases

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

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheets as follows (in thousands):

		December 31,
	Classification	2021	2020
Operating Lease ROU Assets	Other Assets, Net	$19,047	$20,604
Operating Lease Liabilities	Accounts Payable and Other Liabilities	38,491	39,794

Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative expense for its office leases are as follows (in thousands):

	December 31,
Classification	2021	2020	2019
Operating and Maintenance	$2,645	$2,716	$3,495
General and Administrative(A)	2,405	2,627	2,837
Total lease costs	$5,050	$5,343	$6,332
(A)	Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2021	2020
Weighted-Average Remaining Lease Term	35.5 years	35.2 years
Weighted-Average Discount Rate	7.4%	7.4%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$4,342	$4,414

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2022	$4,113
2023	3,595
2024	3,521
2025	3,577
2026	3,672
Thereafter	110,470
Total lease payments	128,948
Less imputed interest	(90,457)
Total	$38,491

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

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2022	$359,177
2023	314,497
2024	263,152
2025	210,002
2026	163,525
Thereafter	517,852
Total	$1,828,205

8.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at December 31,		Weighted-Average Interest Rate(A) at December 31,		Maturity Date at
	2021	2020	2021	2020	December 31, 2021
Unsecured Credit Facility	$—	$135.0	N/A	1.0%	January 2024
PNC Facility	—	—	N/A	N/A	January 2024

(A)	Interest rate on variable-rate debt was calculated using the base rate and spreads effective at December 31, 2020.

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained and certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level, and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2021.

The Company maintains a $20 million unsecured revolving credit facility with PNC Bank, National Association (“PNC,” the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) which includes substantially the same terms as those contained in the Unsecured Credit Facility.  Additionally, the Company provided an unconditional guaranty to PNC with respect to any obligations of RVI outstanding from time to time under a $30 million revolving credit agreement entered into by RVI with PNC in 2018.  The revolving credit agreement between RVI and PNC, as well as the Company’s guaranty, was terminated in 2021.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at

December 31, 2021) or the Alternative Base Rate, as defined in the respective facilities, plus a specified spread (0% at December 31, 2021).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed-charge coverage.  The Company was in compliance with these financial covenants at December 31, 2021 and 2020.
9.	Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2021	2020	2021	2020	December 31, 2021
Unsecured indebtedness:
Senior notes(B)	$1,460.0	$1,460.0	3.375%–4.700%	3.375%–4.700%	May 2023– June 2027
Senior notes – discount, net	(3.1)	(4.0)
Net unamortized debt issuance costs	(5.1)	(6.4)
Total Senior Notes	$1,451.8	$1,449.6

Term Loan	$100.0	$100.0	1.1%	1.1%	January 2023
Net unamortized debt issuance costs	(0.2)	(0.4)
Total Term Loan	$99.8	$99.6

Secured indebtedness:
Mortgage indebtedness – Fixed Rate	$126.5	$153.8	4.2%	4.4%	September 2022– May 2025
Mortgage indebtedness – Variable Rate	—	96.5	N/A	2.3%	N/A
Net unamortized debt issuance costs	(0.7)	(1.0)
Total Mortgage Indebtedness	$125.8	$249.3
(A)

The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding.  All other interest rates presented are a weighted average of the outstanding debt.  Interest rate on variable-rate debt was calculated using the base rate and spreads in effect at December 31, 2021 and 2020.

(B)	Effective interest rates ranged from 3.5% to 4.8% at December 31, 2021.

Senior Notes

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.1% per annum at December 31, 2021 and 2020.  The senior notes may be redeemed prior to maturity based upon a yield maintenance calculation.  The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitations on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.  The covenants also require that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.  Interest is paid semiannually in arrears.  At December 31, 2021 and 2020, the Company was in compliance with all of the financial covenants under the indentures.

Term Loan

The Company maintains a term loan with Wells Fargo Bank, National Association, as administrative agent, and PNC and KeyBank National Association, as syndication agents (the “Term Loan”).  The Term Loan accrues interest at a variable rate based on LIBOR) or the Alternative Base Rate, as defined in the facility, plus a specified spread based on the Company’s long-term senior unsecured debt ratings (1.0% at December 31, 2021).  The maturity date is January 2023.  The Company may increase the amount of the facility provided that lenders agree to certain terms.  The Company is required to comply with covenants similar to those contained in the Revolving Credit Facilities.  The Company was in compliance with these financial covenants at December 31, 2021 and 2020.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $203.2 million at December 31, 2021, and related tenant leases are generally due in monthly installments of principal and/or interest.  Fixed contractual interest rates on mortgages payable range from approximately 3.6% to 4.9% per annum.

Scheduled Principal Repayments

The scheduled principal payments of the Revolving Credit Facilities ($0 at December 31, 2021, Note 8) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2021, are as follows (in thousands):

Year	Amount
2022	$36,032
2023	223,573
2024	93,349
2025	481,204
2026	398,556
Thereafter	449,554
1,682,268
Unamortized fair market value of assumed debt	1,165
Net unamortized debt issuance costs	(6,056)
Total indebtedness	$1,677,377

Total gross fees paid by the Company for the Revolving Credit Facilities and term loans in 2021, 2020 and 2019 aggregated $2.1 million, $2.6 million and $2.5 million, respectively.

10.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Other Fair Value Instruments

See discussion of fair value considerations of joint venture investments in Note 14.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Other Liabilities

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,451,768	$1,559,973	$1,449,613	$1,549,866
Revolving Credit Facilities and Term Loan	99,810	100,000	234,635	235,000
Mortgage Indebtedness	125,799	127,488	249,260	250,624
	$1,677,377	$1,787,461	$1,933,508	$2,035,490

11.	Commitments and Contingencies

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

Separation Charges

The Company recorded separation charges aggregating $1.7 million in 2020, which are included in General and Administrative Expenses.

Commitments and Guaranties

In conjunction with the redevelopment of various shopping centers, the Company has entered into commitments with general contractors for the construction or redevelopment of shopping centers aggregating approximately $16.9 million as of December 31, 2021.  These contracts typically can be changed or terminated without penalty.

At December 31, 2021, the Company had letters of credit outstanding of $13.2 million.  The Company has not recorded any obligation associated with these letters of credit.  The majority of the letters of credit are collateral for insurance obligations as the Company is self-insured up to certain limits on several policies.
12.	Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

In December 2021, the Company acquired its partner’s 33% interest in Paradise Village Gateway (Phoenix, Arizona) for $7.1 million, which is reflected as Additional Paid-in Capital in the Company’s Statement of Shareholder’s Equity (Note 5).

The Company had 140,633 Operating Partnership Units (“OP Units”) outstanding to one partnership at December 31, 2021 and 2020.  These OP Units are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, for an equivalent number of the Company’s common shares or for the equivalent amount of cash.  These OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares.  The OP Units are classified on the Company’s consolidated balance sheets as Non-Controlling Interests.

Preferred Shares

In 2021, the Company redeemed all $150.0 million aggregate liquidation preference of its 6.250% Class K Cumulative Redeemable Preferred Shares (the “Class K Preferred Shares”) at a redemption price of $500 per Class K Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $7.2049 per Class K Preferred Share (or $0.3602 per depositary share).  The Company recorded a charge of $5.1 million to net income attributable to common shareholders, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid-in capital upon original issuance.

The depositary shares, representing the Class A Cumulative Redeemable Preferred Shares (“Class A Preferred Shares”), each represent 1/20 of a Class A Preferred Share and have a liquidation value of $500 per share.  The Class A depositary shares are not redeemable by the Company prior to June 5, 2022, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

The Company’s authorized preferred shares consist of the following:

•	750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•	750,000 Non-Cumulative Preferred Shares, without par value
•	2,000,000 Cumulative Voting Preferred Shares, without par value

Common Share Dividends

	For the Year Ended December 31,
	2021	2020	2019
Common share dividends declared per share	$0.47	$0.25	$0.80

Common Shares Issuance

In 2021, the Company issued and sold 17.25 million common shares resulting in net proceeds of $225.3 million.

Common Shares – Continuous Equity Program

In 2021, the Company offered and sold 2,225,698 common shares on a forward basis under its $250 million continuous equity program at a weighted-average forward price of $15.77 per share before issuance costs, generating expected gross proceeds before issuance costs of $35.1 million.  The actual proceeds to be received by the Company will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement.  The forward price will be subsequently adjusted for a floating interest rate factor equal to a specified daily rate plus a spread and scheduled dividends during the applicable term.  The 2021 transactions may be settled at any time before at various dates through December 8, 2022.  Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale in shares prior to the applicable settlement date.  The Company intends to use proceeds received upon settlement of the transactions to fund acquisitions and capital expenditures and for general corporate purposes.  As of December 31, 2021, the Company had not settled any portion of the transactions.  The agreement to offer and sell shares on a forward basis is accounted for as an equity instrument.  The fair value will not be adjusted so long as the Company continues to meet the accounting requirements for equity instruments.

Common Shares in Treasury

In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program.  In 2020 and 2019, the Company repurchased 0.8 million shares and 1.2 million shares at an aggregate cost of $7.5 million and $14.1 million, respectively.  These shares were recorded as Treasury Shares on the Company’s consolidated balance sheets.

13.Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2018	$(1,641)	$260	$(1,381)
Other comprehensive income before reclassifications	—	421	421
Change in cash flow hedges reclassed to earnings(A)	469	—	469
Net current-period other comprehensive income	469	421	890
Balance, December 31, 2019	(1,172)	681	(491)
Other comprehensive loss before reclassifications	—	(3,363)	(3,363)
Change in cash flow hedges reclassed to earnings(A)	1,172	—	1,172
Net current-period other comprehensive income (loss)	1,172	(3,363)	(2,191)
Balance, December 31, 2020	—	(2,682)	(2,682)
Other comprehensive loss before reclassifications	—	(1)	(1)
Reclassification adjustment for foreign currency translation(B)	—	2,683	2,683
Net current-period other comprehensive income	—	2,682	2,682
Balance, December 31, 2021	$—	$—	$—
(A)

Classified in Interest Expense in the Company’s consolidated statements of operations.  For the year ended December 31, 2020, $1.1 million is classified as other expense in the Company’s consolidated statement of operations.

(B)	Represents the release of foreign currency translation related to the sale of a parcel of undeveloped land in Richmond Hill, Ontario, owned by one of the Company’s joint ventures (Note 3).
14.	Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Reserve of preferred equity interests(A)	$—	$19.4	$15.5
Assets marketed for sale(B)	7.3	3.2	0.6
Undeveloped land(B)	—	2.0	2.8
Total impairment charges	$7.3	$24.6	$18.9

(A)	As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures that were transferred or redeemed in the fourth quarter of 2020.
(B)	In 2021, the impairment charges recorded were triggered by a change in the hold period assumptions. In 2020 and 2019, impairments recorded were triggered by indicative bids received.

Items Measured at Fair Value

For the valuation of the preferred equity interests, prior to the closing of the transactions with Blackstone, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates.  For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income.  For projects under development or not at stabilization, the significant assumptions included the discount rate, the timing and the estimated costs for the construction completion and project stabilization, projected net operating income and the exit capitalization rate.  These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge, for the years ended December 31, 2021, 2020 and 2019.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2021
Long-lived assets held and used	$—	$—	$10.0	$10.0	$7.3
December 31, 2020
Long-lived assets held and used	—	—	11.5	11.5	5.2
Preferred equity interests	—	—	94.2	94.2	19.4
December 31, 2019
Long-lived assets held and used	—	—	5.0	5.0	3.4
Preferred equity interests	—	—	108.5	108.5	15.5

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the year ended December 31, 2021 (in millions):

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
(A)

Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

15.	Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.  Under the terms of the plans, 1.8 million common shares were available for grant under future awards as of December 31, 2021.

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

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2018	446	$25.71
Exercised	(12)	9.73
Forfeited	(84)	25.04
Balance December 31, 2019	350	26.42
Forfeited	(27)	22.20
Balance December 31, 2020	323	26.77
Forfeited	(50)	25.71
Balance December 31, 2021	273	$26.96	3.1	$—

Options exercisable at December 31,
2021	273	$26.96	3.1	$—
2020	323	26.77	4.0	—
2019	333	26.58	4.7	—

As of December 31, 2021, all stock option compensation cost was recognized.  For the year ended December 31, 2019, cash received for employee stock option exercises that were primarily settled with newly issued common shares or with treasury shares was $0.1 million.

Restricted Share Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 0.4 million in 2021, 0.5 million in 2020 and 0.3 million in 2019.  These grants generally vest in equal annual amounts over a three- to four-year period.  RSUs generally receive cash payments which are equivalent to the cash dividends paid on the Company’s common shares.  These grants have a weighted-average fair value at the date of grant ranging from $7.87 to $22.47, which was equal to the market value of the Company’s common shares at the date of grant.  As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors for the years ended December 31, 2021 and 2020.  The grant value was equal to the market value of the Company’s common shares at the date of grant and these common shares were fully vested upon grant.

Performance-Based Restricted Share Units (PRSUs)

In 2021, the Board of Directors approved grants to the chief executive officer and the chief financial officer, and in 2020, 2019 and 2018, the Board of Directors approved grants to the chief executive officer of PRSUs covering a “target” number of shares, subject to three-year performance periods beginning on March 1, 2021, March 1, 2020, March 1, 2019 and March 1, 2018, and ending on February 28, 2024, February 28, 2023, February 28, 2022 and February 28, 2021, respectively.  In addition, in 2020 the Board of Directors approved grants to the chief financial officer covering a “target” number of shares, subject to one-year, two-year and three-year performance periods beginning on March 1, 2020.  In 2017, the Board of Directors approved grants to the chief executive officer and the former chief operating officer of PRSUs covering a “target” number of shares, subject to one-year, two-year and three-year performance periods beginning on March 1, 2017.

The payout of the PRSUs will vary based on relative total shareholder return performance measured over the applicable performance period, with the ultimate payout ranging from a level of 0% of target to a maximum level of 200% of target (in the case of PRSUs issued prior to 2021,subject to reduction by one-third in the event that SITE Centers’ absolute total shareholder return during the applicable performance period is negative).  In March 2021, the Company issued 570,295 common shares in settlement of certain PRSUs granted in 2018 and 2020.  In December 2020, in connection with the termination without cause of the chief operating officer, a settlement of the PRSUs granted in 2020, 2019 and 2018 resulted in the issuance of 257,168 common shares.  For the PRSUs in which the performance period ended in February 2020 and February 2019, no shares were granted.  The 2021, 2020 and 2019 grants had a grant date fair value aggregating $3.3 million, $4.5 million and $5.6 million, respectively, to be amortized ratably over the performance period ending three years from the date of grant.

Under the anti-dilution provisions of the Company’s equity incentive plan and the respective PRSU award agreement, the PRSUs issued in 2017 and 2018 were adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The number of PRSUs was adjusted so as to retain the same intrinsic value immediately after the spin-off that the PRSU awards had immediately prior to the spin-off.  In particular, upon consummation of the spin-off of RVI, the 2017 and 2018 PRSU awards were adjusted to: (1) retain the original SITE Centers’ relative total shareholder return (“RTSR”) peer group; (2) retain the SITE Centers’ beginning share price used for RTSR purposes and (3) measure ending share price as SITE Centers’ ending price plus RVI’s split-adjusted ending price (with any dividends paid during the performance period deemed reinvested into additional SITE Centers shares).  Effective at the date of the spin-off, because these awards are dual-indexed to both the Company’s and RVI’s stock performance, the 2017 and 2018 PRSU awards are accounted for as liability awards and marked to fair value on a quarterly basis.  In 2021, 2020 and 2019, the Company recorded a mark-to-market adjustment of $5.6 million as expense, $0.7 million as income and $1.9 million as expense, respectively, in connection with the PRSUs granted primarily in March 2018.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	902	$11.35
Granted	405	13.12
Vested	(419)	13.37
Forfeited	(26)	13.20
Unvested at December 31, 2021	862	$11.14

As of December 31, 2021, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $9.7 million, which is expected to be recognized over a weighted-average 1.6-year term, which includes the performance-based and time-based vesting periods.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code.  Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares.  In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan.  All of these plans were fully funded at December 31, 2021.

16.	Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Year Ended December 31,
	2021	2020	2019
Numerators – Basic and Diluted
Net income	$125,416	$36,590	$101,825
Income attributable to non-controlling interests	(481)	(869)	(1,126)
Write-off of preferred share original issuance costs	(5,156)	—	(7,176)
Preferred dividends	(13,656)	(20,531)	(32,231)
Earnings attributable to unvested shares and OP Units	(572)	(204)	(687)
Net income attributable to common shareholders after allocation to participating securities	$105,551	$14,986	$60,605

Denominators – Number of Shares
Basic – Average shares outstanding	208,004	193,336	183,026
Assumed conversion of dilutive securities:
PRSUs	973	441	228
Forward equity	25	—	—
OP units	141	—	—
Diluted – Average shares outstanding	209,143	193,777	183,254
Earnings Per Share:
Basic	$0.51	$0.08	$0.33
Diluted	$0.51	$0.08	$0.33

Basic average shares outstanding do not include restricted shares totaling 0.9 million, 0.9 million and 0.7 million that were not vested at December 31, 2021, 2020 and 2019, respectively (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

•

For the year ended December 31, 2021, PRSUs issued to certain executives in March 2021, March 2020 and March 2019 were considered in the computation of dilutive EPS.  For the year ended December 31, 2020, PRSUs issued to certain executives in March 2020, March 2019 and March 2018 were considered in the computation of dilutive EPS.  For the year ended December 31, 2019, the PRSUs issued in March 2019 and March 2018 were considered in the computation of dilutive EPS and the PRSUs issued in March 2017 were not considered in the computation of dilutive EPS, as the calculation was anti-dilutive.

•

The agreements to offer and sell shares on a forward basis for approximately 2.2 million common shares were considered in the computation of diluted EPS for the year ended December 31, 2021 (Note 12).  These agreements were not outstanding in 2020 or 2019.

•

The exchange into common shares associated with OP Units was included in the computation of diluted EPS for the year ending December 31, 2021. The exchange into common shares associated with OP Units was not included in the computation of diluted EPS for December 31, 2020 and 2019, because the effect of assuming conversion was anti-dilutive (Note 12).

•

Options to purchase 0.3 million common shares were outstanding for each of the years ending December 31, 2021, 2020 and 2019 (Note 15).  These outstanding options were not considered in the computation of diluted EPS, as the options were anti-dilutive.

17.	Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the

Company distributed sufficient taxable income for each of the three years ended December 31, 2021, no U.S. federal income or excise taxes were incurred.

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

For the years ended December 31, 2021, 2020 and 2019, the Company made a net payment of $0.6 million, $0.7 million and $0.7 million, respectively, related to taxes.

The following represents the combined activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Book (loss) income before income taxes	$(3,420)	$(240)	$7,258
Current	$—	$39	$34
Deferred	—	—	—
Total income tax expense	$—	$39	$34

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2021	2020	2019
Statutory Rate	21%	21%	21%
Statutory rate applied to pre-tax (loss) income	$(718)	$(50)	$1,524
State tax expense net of federal income tax	—	33	27
Deferred tax impact of contributions of assets	(2,410)	(3,617)	—
Deferred tax impact of tax rate change	(366)	(300)	(89)
Valuation allowance decrease based on impact of tax rate change	366	300	89
Valuation allowance (decrease) increase – other deferred	(1,087)	3,854	(1,608)
Expiration of capital loss carryforward	3,584
Other	631	(181)	91
Total expense	$—	$39	$34
Effective tax rate	—%	(16.20%)	0.47%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Deferred tax assets(A)	$31,844	$32,651
Deferred tax liabilities	(84)	(170)
Valuation allowance	(31,760)	(32,481)
Net deferred tax asset	$—	$—
(A)

At December 31, 2021, primarily attributable to $20.5 million of net operating losses and $3.8 million of book/tax differences in joint venture investments. At December 31, 2020, primarily attributable to $14.8 million of net operating losses, $9.3 million of book/tax differences in joint venture investments and $3.7 million of capital loss carryforward.  The TRS net operating loss carryforwards will expire in varying amounts between the years 2024 and 2035, except for approximately $5.0 million that was generated in 2021 and does not expire.

Reconciliation of GAAP net income attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
GAAP net income attributable to SITE Centers	$124,935	$35,721	$100,699
Plus: Book depreciation and amortization(A)	162,342	154,051	152,707
Less: Tax depreciation and amortization(A)	(115,735)	(105,385)	(107,830)
Book/tax differences on losses from capital transactions	(28,114)	(45,808)	(52,733)
Joint venture equity (earnings) loss, net(A)	(15,480)	10,572	(9,189)
Deferred income	(1,158)	(13,197)	(417)
Compensation expense	11,534	4,031	6,608
Impairment charges	7,270	24,593	18,914
Miscellaneous book/tax differences, net	(20,183)	549	1,020
Taxable income before adjustments	125,411	65,127	109,779
Less: Net operating loss carryforward	(28,576)	—	—
Taxable income subject to the 90% dividend requirement	$96,835	$65,127	$109,779
(A)

Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity (earnings) loss, net.”

Reconciliation between cash and stock dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Dividends paid	$96,835	$98,073	$180,092
Less: Dividends designated to prior year	(5,133)	(5,133)	(8,383)
Plus: Dividends designated from the following year	5,133	5,133	5,133
Less: Return of capital	—	(32,946)	(67,063)
Dividends paid deduction	$96,835	$65,127	$109,779

18.	Segment Information

In the fourth quarter of 2020, the Company transferred and redeemed its loan investments (preferred equity interests) in the BRE DDR Joint Ventures in exchange for the acquisition of certain of the underlying assets of the two joint ventures.  As such, beginning on January 1, 2021, the Company has one reportable operating segment.  The tables below present information about the Company’s reportable operating segments (in thousands):

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
(B)

In 2019, amount includes BRE DDR Joint Venture preferred investment interests.  This note receivable was used as part of the consideration paid to acquire certain of the underlying assets of two joint ventures.

19.Subsequent Events

In the first quarter of 2022, the Company acquired Artesia Village (Scottsdale, Arizona) for $14.5 million.  The Company also acquired its partner’s 80% interest in Casselberry Commons (Casselberry, Florida) owned by the DDRM Properties Joint Venture for $35.6 million ($44.5 million at 100%).

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2021
Allowance for uncollectible accounts(A)	$7,402	$1,051	$3,733	$4,720
Valuation allowance for deferred tax assets(B)	$32,481	$—	$721	$31,760
Year ended December 31, 2020
Allowance for uncollectible accounts(A)	$109,710	$25,605	$127,913	$7,402
Valuation allowance for deferred tax assets(B)	$28,413	$4,068	$—	$32,481
Year ended December 31, 2019
Allowance for uncollectible accounts(A)	$88,814	$21,448	$552	$109,710
Valuation allowance for deferred tax assets(B)	$29,846	$—	$1,433	$28,413
(A)	Includes allowances on straight-line rents and reserve of preferred equity interests and accrued interest ($105.3 million at December 31, 2019).
(B)	Amounts charged to expense are discussed further in Note 17.

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2021

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Phoenix, AZ	$18,701	$18,929	$18,701	$24,597	$43,298	$12,002	$31,296	$—	1999 (A)
Phoenix, AZ	15,352	24,414	15,352	29,130	44,482	18,887	25,595	—	2003 (A)
Phoenix, AZ	15,090	36,880	18,399	42,553	60,952	15,039	45,913	—	2012 (A)
Buena Park, CA	27,269	21,427	27,269	27,405	54,674	6,300	48,374	—	2015 (A)
Fontana, CA	23,861	57,931	23,861	64,180	88,041	16,120	71,921	—	2014 (A)
Long Beach, CA	—	147,918	—	197,363	197,363	104,791	92,572	—	2005 (C)
Oakland, CA	4,361	33,538	4,361	33,538	37,899	9,612	28,287	—	2013 (A)
Roseville, CA	23,574	67,031	23,574	68,854	92,428	17,165	75,263	—	2014 (A)
San Francisco, CA	10,464	25,730	10,464	31,146	41,610	14,730	26,880	—	2002 (A)
Centennial, CO	7,833	35,550	9,075	68,789	77,864	47,401	30,463	—	1997 (C)
Colorado Springs, CO	9,001	47,671	9,001	60,890	69,891	18,778	51,113	—	2011 (A)
Denver, CO	20,733	22,818	20,804	30,343	51,147	17,811	33,336	—	2003 (A)
Parker, CO	4,632	38,256	4,632	42,830	47,462	10,940	36,522	—	2013 (A)
Guilford, CT	4,588	41,892	6,457	64,406	70,863	12,122	58,741	—	2015 (C)
Windsor Court, CT	6,090	11,745	6,090	12,616	18,706	6,085	12,621	—	2007 (A)
Boynton Beach, FL	6,048	9,256	6,048	9,256	15,304	—	15,304	—	2021 (A)
Brandon, FL	—	4,111	—	27,484	27,484	3,836	23,648	—	1972 (C)
Brandon, FL	4,775	13,117	4,775	19,400	24,175	8,571	15,604	—	2009 (A)
Brandon, FL	2,938	13,685	2,938	18,884	21,822	4,313	17,509	—	2013 (A)
Delray Beach, FL	12,664	26,006	12,664	26,006	38,670	602	38,068	17,578	2021 (A)
Fort Walton Beach, FL	3,643	5,612	3,643	5,612	9,255	—	9,255	—	2021 (A)
Jupiter, FL	8,764	20,051	8,764	20,310	29,074	903	28,171	12,721	2020 (A)
Melbourne, FL	3,111	7,325	3,111	12,557	15,668	1,235	14,433	—	2018 (A)
Miami, FL	11,626	30,457	26,743	121,805	148,548	55,003	93,545	—	2006 (C)
Naples, FL	10,172	39,342	10,172	43,609	53,781	11,461	42,320	—	2013 (A)
Orlando, FL	8,528	56,684	13,057	82,233	95,290	14,166	81,124	—	2016 (C)
Orlando, FL	9,451	16,424	9,451	16,480	25,931	734	25,197	20,018	2020 (A)
Palm Harbor, FL	1,137	4,089	1,137	5,342	6,479	4,119	2,360	—	1995 (A)
Plantation, FL	21,729	37,331	22,112	96,247	118,359	50,138	68,221	—	2007 (A)
Tamarac, FL	16,730	22,139	16,730	22,139	38,869	—	38,869	—	2021 (A)
Tampa, FL	10,000	10,907	10,000	11,090	21,090	868	20,222	9,100	2019 (A)
Tampa, FL	6,800	15,874	6,800	15,874	22,674	—	22,674	—	2021 (A)
Wesley Chapel, FL	8,080	21,567	8,080	21,567	29,647	—	29,647	—	2021 (A)
Winter Garden, FL	38,945	130,382	38,945	139,688	178,633	40,675	137,958	—	2013 (A)
Atlanta, GA	14,078	41,050	14,078	48,077	62,155	18,825	43,330	—	2009 (A)
Atlanta, GA	12,358	17,103	12,358	17,103	29,461	229	29,232	—	2021 (A)
Cumming, GA	14,249	23,653	14,249	29,242	43,491	16,567	26,924	—	2003 (A)
Cumming, GA	6,851	49,659	6,851	50,752	57,603	14,922	42,681	—	2013 (A)
Cumming, GA	3,391	8,218	3,391	8,754	12,145	1,113	11,032	—	2018 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2021

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Douglasville, GA	2,839	5,511	2,839	7,333	10,172	1,118	9,054	—	2018 (A)
Ellenwood, GA	1,285	4,841	1,285	4,841	6,126	—	6,126	—	2021 (A)
Roswell, GA	6,566	15,005	7,894	29,180	37,074	13,398	23,676	—	2007 (A)
Snellville, GA	10,185	51,815	10,342	61,386	71,728	29,090	42,638	—	2007 (A)
Suwanee, GA	13,479	23,923	13,335	34,873	48,208	19,745	28,463	—	2003 (A)
Chicago, IL	22,642	82,754	22,642	83,275	105,917	21,464	84,453	—	2014 (A)
Chicago, IL	23,588	45,632	23,588	45,954	69,542	8,603	60,939	—	2017 (A)
Schaumburg, IL	27,466	84,679	24,646	92,209	116,855	25,986	90,869	—	2013 (A)
Merriam, KS	15,043	55,028	9,601	50,350	59,951	13,196	46,755	—	2013 (A)
Everett, MA	9,311	44,647	9,462	60,446	69,908	37,109	32,799	—	2001 (C)
Framingham, MA	75,675	191,594	75,675	204,956	280,631	56,382	224,249	—	2013 (A)
Brentwood, MO	10,018	32,053	10,018	41,035	51,053	26,195	24,858	—	1998 (A)
East Hanover, NJ	3,847	23,798	3,847	29,551	33,398	13,887	19,511	—	2007 (A)
Edgewater, NJ	7,714	30,473	7,714	38,453	46,167	15,662	30,505	—	2007 (A)
Freehold, NJ	2,460	2,475	3,166	3,766	6,932	1,548	5,384	—	2005 (C)
Hamilton, NJ	8,039	49,896	10,014	92,699	102,713	49,999	52,714	—	2003 (A)
Princeton, NJ	17,991	82,063	18,998	122,850	141,848	72,156	69,692	—	1997 (A)
Voorhees, NJ	1,350	1,837	1,350	4,960	6,310	135	6,175	—	2020 (A)
West Long Branch, NJ	14,131	51,982	14,131	82,553	96,684	41,151	55,533	—	2004 (A)
Hempstead, NY	26,487	14,418	26,479	14,651	41,130	731	40,399	—	2020 (A)
Charlotte, NC	27,707	45,021	27,707	51,938	79,645	18,839	60,806	—	2011 (A)
Charlotte, NC	11,224	82,124	11,224	99,612	110,836	30,551	80,285	—	2012 (A)
Charlotte, NC	3,600	30,392	8,463	54,782	63,245	12,822	50,423	—	2013 (C)
Cornelius, NC	4,382	15,184	4,382	21,669	26,051	11,391	14,660	—	2007 (A)
Cincinnati, OH	19,572	54,495	19,572	78,245	97,817	19,365	78,452	—	2014 (A)
Columbus, OH	12,922	46,006	14,078	72,976	87,054	49,461	37,593	—	1998 (A)
Columbus, OH	18,716	64,617	20,666	72,158	92,824	24,132	68,692	—	2011 (A)
Dublin, OH	3,609	11,546	3,609	15,957	19,566	11,380	8,186	—	1998 (A)
Mason, OH	2,032	23,788	2,032	28,009	30,041	7,282	22,759	—	2014 (A)
Stow, OH	993	9,028	993	42,895	43,888	26,089	17,799	—	1969 (C)
Westlake, OH	424	4,004	424	30,357	30,781	6,312	24,469	—	1974 (C)
Portland, OR	20,208	50,738	20,208	65,338	85,546	22,950	62,596	—	2012 (A)
Portland, OR	10,122	37,457	10,122	37,895	48,017	2,950	45,067	—	2019 (A)
Boothwyn, PA	6,370	16,931	6,370	17,013	23,383	951	22,432	15,979	2020 (A)
Downingtown, PA	4,175	15,678	4,175	15,925	20,100	932	19,168	—	2020 (A)
Easton, PA	7,691	20,405	7,691	20,772	28,463	1,202	27,261	—	2020 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2021

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Anderson, SC	1,372	11,656	1,372	11,756	13,128	466	12,662	15,736	2020 (A)
Mount Pleasant, SC	2,430	10,470	2,341	31,164	33,505	17,421	16,084	—	1995 (A)
Brentwood, TN	6,101	25,956	6,101	28,234	34,335	8,227	26,108	—	2013 (A)
Highland Village, TX	5,545	28,365	5,545	30,742	36,287	10,010	26,277	—	2013 (A)
Round Rock, TX	3,467	8,839	3,467	8,804	12,271	722	11,549	—	2019 (A)
San Antonio, TX	3,475	37,327	4,873	53,641	58,514	30,566	27,948	—	2002 (C)
San Antonio, TX	5,602	39,196	10,158	115,143	125,301	50,053	75,248	—	2007 (C)
San Antonio, TX	2,381	6,487	2,381	24,567	26,948	12,635	14,313	—	2007 (A)
Charlottesville, VA	2,181	6,571	2,181	6,571	8,752	133	8,619	—	2021 (A)
Charlottesville, VA	1,400	2,537	1,400	2,537	3,937	7	3,930	—	2021 (A)
Fairfax, VA	15,681	68,536	15,681	71,587	87,268	19,338	67,930	—	2013 (A)
Richmond, VA	11,879	34,736	11,879	37,302	49,181	17,528	31,653	—	2007 (A)
Richmond, VA	7,331	49,278	7,330	51,034	58,364	1,908	56,456	34,250	2020 (A)
Springfield, VA	17,016	40,038	17,016	44,931	61,947	20,790	41,157	—	2007 (A)
Portfolio Balance (SITE)	15,051	202,200	15,051	202,200	217,251	111,538	105,713	—
	$982,392	$3,249,802	$1,019,655	$4,219,226	$5,238,881	$1,571,569	$3,667,312	$125,382

(1)	The aggregate cost for federal income tax purposes was approximately $5.5 billion at December 31, 2021.
(2)	Includes $8.3 million of undeveloped land at December 31, 2021.
(3)	Includes $39.0 million of construction in progress at December 31, 2021.
(4)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:
Buildings	Useful lives, 31.5 to 40 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(5)	Excludes fair market value of debt adjustments and net loan costs aggregating $0.4 million.

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$4,989,388	$4,709,812	$4,627,866
Acquisitions	215,998	242,593	80,771
Developments, improvements and expansions	84,130	59,126	109,830
Adjustments of property carrying values (Impairments)	(7,270)	(5,200)	(3,370)
Disposals(A)	(43,365)	(16,943)	(105,285)
Balance at end of year	$5,238,881	$4,989,388	$4,709,812

(A)	Includes the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$1,427,057	$1,289,148	$1,172,357
Depreciation for year	164,200	154,906	147,372
Disposals	(19,688)	(16,997)	(30,581)
Balance at end of year	$1,571,569	$1,427,057	$1,289,148

SCHEDULE IV

SITE Centers Corp.

Mortgage Loans on Real Estate

December 31, 2021

(In thousands)

The Company did not have any mortgage loans outstanding at December 31, 2021 and 2020.  Changes in mortgage loans are summarized below (in thousands):

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$120,130	$209,566
Additions during period:
Interest	12,150	18,285
Deductions during period:
Provision for loan loss reserve	(19,393)	(15,544)
Collections of principal and interest	(112,887)	(92,177)
Balance at close of period	$—	$120,130

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2022.

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