Form 10-Q
period 2022-03-31
SITE Centers Corp.
filed 2022-04-28
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022 the registrant had 213,826,224 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2022

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Land	$1,051,198	$1,011,401
Buildings	3,718,886	3,624,164
Fixtures and tenant improvements	563,879	556,056
	5,333,963	5,191,621
Less: Accumulated depreciation	(1,611,259)	(1,571,569)
	3,722,704	3,620,052
Construction in progress and land	56,629	47,260
Total real estate assets, net	3,779,333	3,667,312
Investments in and advances to joint ventures, net	57,047	64,626
Cash and cash equivalents	17,188	41,807
Restricted cash	2,026	1,445
Accounts receivable	52,480	61,382
Other assets, net	143,407	130,479
	$4,051,481	$3,967,051
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,452,307	$1,451,768
Term loan, net	99,854	99,810
Revolving credit facilities	115,000	—
	1,667,161	1,551,578

Mortgage indebtedness, net	91,168	125,799
Total indebtedness	1,758,329	1,677,377
Accounts payable and other liabilities	206,340	218,779
Dividends payable	30,694	28,243
Total liabilities	1,995,363	1,924,399
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,168,194 and 211,286,874 shares issued at March 31, 2022 and December 31, 2021, respectively	21,417	21,129
Additional paid-in capital	5,968,724	5,934,166
Accumulated distributions in excess of net income	(4,109,540)	(4,092,783)
Deferred compensation obligation	4,671	4,695
Less: Common shares in treasury at cost: 579,005 and 287,645 shares at March 31, 2022 and December 31, 2021, respectively	(9,948)	(5,349)
Total SITE Centers shareholders' equity	2,050,324	2,036,858
Non-controlling interests	5,794	5,794
Total equity	2,056,118	2,042,652
	$4,051,481	$3,967,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2022	2021
Revenues from operations:
Rental income	$129,884	$119,890
Fee and other income	4,436	8,249
	134,320	128,139
Rental operation expenses:
Operating and maintenance	21,936	20,216
Real estate taxes	20,183	19,664
Impairment charges	—	7,270
General and administrative	12,251	17,395
Depreciation and amortization	50,364	45,560
	104,734	110,105
Other income (expense):
Interest expense	(18,258)	(19,395)
Other expense, net	(504)	(366)
	(18,762)	(19,761)
Income (loss) before earnings from equity method investments and other items	10,824	(1,727)
Equity in net income of joint ventures	169	4,385
Gain on change in control of interests	3,356	13,908
Loss on disposition of real estate, net	(142)	(20)
Income before tax expense	14,207	16,546
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(252)	(365)
Net income	$13,955	$16,181
Income attributable to non-controlling interests, net	(18)	(173)
Net income attributable to SITE Centers	$13,937	$16,008
Preferred dividends	(2,789)	(5,133)
Net income attributable to common shareholders	$11,148	$10,875

Per share data:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2022	2021
Net income	$13,955	$16,181
Other comprehensive income:
Foreign currency translation, net	—	(1)
Reclassification adjustment for foreign currency translation included in net income	—	2,683
Total other comprehensive income	—	2,682
Comprehensive income	$13,955	$18,863
Total comprehensive income attributable to non-controlling interests	(18)	(173)
Total comprehensive income attributable to SITE Centers	$13,937	$18,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2021	$175,000	$21,129	$5,934,166	$(4,092,783)	$4,695	$(5,349)	$5,794	$2,042,652
Issuance of common shares related to stock plans	—	65	4	—	—	—	—	69
Issuance of common shares for cash offering	—	223	33,558	—	—	—	—	33,781
Stock-based compensation, net	—	—	996	—	(24)	(4,599)	—	(3,627)
Distributions to non-controlling interests	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,905)	—	—	—	(27,905)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	13,937	—	—	18	13,955
Balance, March 31, 2022	$175,000	$21,417	$5,968,724	$(4,109,540)	$4,671	$(9,948)	$5,794	$2,056,118

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2020	$325,000	$19,400	$5,705,164	$(4,099,534)	$5,479	$(2,682)	$(11,319)	$3,315	$1,944,823
Issuance of common shares related to stock plans	—	6	31	—	—	—	—	—	37
Issuance of common shares for cash offering	—	1,696	219,910	—	—	—	3,923	—	225,529
Stock-based compensation, net	—	—	8,580	—	(968)	—	3,009	—	10,621
Distributions to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)
Dividends declared-common shares	—	—	—	(23,303)	—	—	—	—	(23,303)
Dividends declared-preferred shares	—	—	—	(4,950)	—	—	—	—	(4,950)
Comprehensive income	—	—	—	16,008	—	2,682	—	173	18,863
Balance, March 31, 2021	$325,000	$21,102	$5,933,685	$(4,111,779)	$4,511	$—	$(4,387)	$3,472	$2,171,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2022	2021
Cash flow from operating activities:
Net income	$13,955	$16,181
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	50,364	45,560
Stock-based compensation	1,823	7,694
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	1,145	1,015
Equity in net income of joint ventures	(169)	(4,385)
Operating cash distributions from joint ventures	883	794
Gain on change in control of interests	(3,356)	(13,908)
Loss on disposition of real estate, net	142	20
Impairment charges	—	7,270
Net change in accounts receivable	6,815	13,641
Net change in accounts payable and accrued expenses	(14,257)	(13,048)
Net change in other operating assets and liabilities	(7,324)	(4,724)
Total adjustments	36,066	39,929
Net cash flow provided by operating activities	50,021	56,110
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(133,463)	—
Real estate developed and improvements to operating real estate	(24,725)	(18,131)
Proceeds from disposition of real estate	156	11,279
Equity contributions to joint ventures	(55)	(92)
Distributions from unconsolidated joint ventures	3,583	17,483
Net cash flow (used for) provided by investing activities	(154,504)	10,539
Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	115,000	(135,000)
Repayment of mortgage debt	(34,696)	(18,563)
Proceeds from issuance of common shares, net of offering expenses	33,781	225,529
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(5,415)	(4,476)
Distributions to non-controlling interests and redeemable operating partnership units	(17)	(7)
Dividends paid	(28,208)	(14,844)
Net cash flow provided by financing activities	80,445	52,639

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,038)	119,288
Cash, cash equivalents and restricted cash, beginning of period	43,252	74,414
Cash, cash equivalents and restricted cash, end of period	$19,214	$193,701

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2022 and 2021, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2022	2021
Consolidation of the net assets of previously unconsolidated joint ventures	$42.8	$—
Joint venture investments related to consolidation of net assets	8.5	—
Dividends declared, but not paid	30.7	28.3
Accounts payable related to construction in progress	10.5	5.7
Tax receivable - investment sale proceeds	—	4.1

2.	Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020.  The COVID-19 pandemic also had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  As of March 31, 2022, the majority of these deferral arrangements for tenants that are not accounted for on the cash basis have been repaid.

During the three months ended March 31, 2022, the Company recorded net uncollectible revenue that resulted in rental income of $1.1 million, primarily due to rental income paid in 2022 related to outstanding amounts owed from tenants on the cash basis of accounting that were contractually due in 2020.

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

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers, revenue from contracts with Retail Value Inc. (“RVI”) and other property-related income and is recognized in the period earned as follows (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Revenue from contracts with customers:
Asset and property management fees	$2,309	$2,601
Leasing commissions	270	239
Development fees	136	113
Total revenue from contracts with customers	2,715	2,953
Other property income	1,523	544
	4,238	3,497
Revenue from contracts with RVI:
Asset and property management fees	191	3,974
Leasing commissions	7	778
Total revenue from contracts with RVI	198	4,752
Total fee and other income	$4,436	$8,249

3.	Investments in and Advances to Joint Ventures

At March 31, 2022 and December 31, 2021, the Company had ownership interests in various unconsolidated joint ventures that had investments in 46 and 47 shopping center properties, respectively.  Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2022	December 31, 2021
Condensed Combined Balance Sheets
Land	$367,548	$378,442
Buildings	1,063,245	1,092,245
Fixtures and tenant improvements	121,851	123,313
	1,552,644	1,594,000
Less: Accumulated depreciation	(436,140)	(441,215)
	1,116,504	1,152,785
Construction in progress and land	990	5,778
Real estate, net	1,117,494	1,158,563
Cash and restricted cash	40,603	37,535
Receivables, net	15,005	16,854
Other assets, net	50,144	49,029
	$1,223,246	$1,261,981

Mortgage debt	$873,117	$873,336
Notes and accrued interest payable to the Company	3,469	3,331
Other liabilities	49,744	51,473
	926,330	928,140
Accumulated equity	296,916	333,841
	$1,223,246	$1,261,981

Company's share of accumulated equity	$52,192	$59,286
Basis differentials	2,239	2,946
Deferred development fees, net of portion related to the Company's interest	(853)	(937)
Amounts payable to the Company	3,469	3,331
Investments in and Advances to Joint Ventures, net	$57,047	$64,626

	Three Months
	Ended March 31,
	2022	2021
Condensed Combined Statements of Operations
Revenues from operations	$41,649	$50,560
Expenses from operations:
Operating expenses	11,523	14,417
Impairment charges	5,200	—
Depreciation and amortization	14,345	17,117
Interest expense	9,289	10,947
Other expense, net	2,572	2,964
	42,929	45,445
(Loss) income before (loss) gain on disposition of real estate	(1,280)	5,115
(Loss) gain on disposition of real estate, net	(98)	28,401
Net (loss) income attributable to unconsolidated joint ventures	$(1,378)	$33,516
Company's share of equity in net income of joint ventures	$30	$4,323
Basis differential adjustments(A)	139	62
Equity in net income of joint ventures	$169	$4,385
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

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months
	Ended March 31,
	2022	2021
Revenue from contracts:
Asset and property management fees	$2.3	$2.6
Development fees, leasing commissions and other	0.4	0.4
	2.7	3.0
Other	0.4	0.4
	$3.1	$3.4

Disposition of Shopping Centers and Joint Venture Interest

In February 2022, the Company acquired its partner’s 80% interest in one asset owned by the DDRM Properties Joint Venture (Casselberry Commons, Casselberry, Florida) for $35.6 million, and stepped up the previous 20% interest due to change in control.  The transaction resulted in Gain on Change in Control of Interests of $3.3 million (Note 4).
4.	Acquisitions

During the three months ended March 31, 2022, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Artesia Village	Scottsdale, Arizona	January 2022	$14.5
Casselberry Commons(A)	Casselberry, Florida	February 2022	35.6
Shops at Boca Center	Boca Raton, Florida	March 2022	90.0

(A)

Acquired its partner’s 80% interest from the DDRM Properties Joint Venture.  The purchase price of $44.5 million at 100% (or $35.6 million at 80%) is equal to the estimated fair value of the property plus transaction costs incurred (Note 3).

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$39,935	N/A
Buildings	92,668	(A)
Tenant improvements	1,680	(A)
In-place leases (including lease origination costs and fair market value of leases)	14,900	7.5
Other assets assumed	123	N/A
	149,306
Less: Below-market leases	(5,469)	14.5
Less: Other liabilities assumed	(1,883)	N/A
Net assets acquired	$141,954

(A)	Depreciated in accordance with the Company’s policy.

Consideration:
Cash	$133,463
Gain on Change in Control of Interest	3,319
Carrying value of previously held common equity interest	5,172
Total consideration	$141,954

Included in the Company’s consolidated statement of operations for the three months ended March 31, 2022, was $0.7 million in total revenues from the date of acquisition through March 31, 2022, for the three properties acquired.

5.	Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Intangible assets:
In-place leases, net	$71,973	$64,464
Above-market leases, net	7,759	7,390
Lease origination costs, net	7,543	6,636
Tenant relationships, net	14,493	15,569
Total intangible assets, net(A)	101,768	94,059
Operating lease ROU assets	18,620	19,047
Other assets:
Prepaid expenses	13,959	7,722
Other assets	1,799	1,708
Deposits	3,612	3,796
Deferred charges, net	3,649	4,147
Total other assets, net	$143,407	$130,479

Below-market leases, net (other liabilities)	$63,365	$59,690
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $6.6 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively.

6.	Revolving Credit Facilities

The following table discloses certain information regarding the Company’s Revolving Credit Facilities (as defined below) (in millions):

	Carrying Amount at March 31, 2022	Weighted-Average Interest Rate at March 31, 2022	Maturity Date at March 31, 2022
Unsecured Credit Facility	$115.0	1.4%	January 2024
PNC Facility	—	N/A	January 2024

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility”).  The Unsecured Credit Facility provides for borrowings of up to $950 million if certain financial covenants are maintained and certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level, and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility.  The Unsecured Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2022.

The Company maintains a $20 million unsecured revolving credit facility with PNC Bank, National Association (the “PNC Facility” and, together with the Unsecured Credit Facility, the “Revolving Credit Facilities”) which includes substantially the same terms as those contained in the Unsecured Credit Facility.

The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at March 31, 2022) or the Alternative Base Rate, as defined in the respective facility, plus a specified spread (0% at March 31, 2022).  The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Moody’s Investors Service, Inc., S&P Global Ratings, Fitch Investor Services, Inc. and their successors.  The Company is required to comply with certain covenants under the Revolving Credit Facilities relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage.  The Company was in compliance with these financial covenants at March 31, 2022.
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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,452,307	$1,479,881	$1,451,768	$1,559,973
Revolving Credit Facilities and Term Loan	214,854	215,000	99,810	100,000
Mortgage Indebtedness	91,168	90,539	125,799	127,488
	$1,758,329	$1,785,420	$1,677,377	$1,787,461

8.	Equity

Common Share Dividend

	Three Months
	Ended March 31,
	2022	2021
Common share dividends declared per share	$0.13	$0.11

Common Shares Issuance

On March 1, 2022, the Company settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million.

9.	Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2022	2021
Numerators – Basic and Diluted
Net income	$13,955	$16,181
Income attributable to non-controlling interests	(18)	(173)
Preferred dividends	(2,789)	(5,133)
Earnings attributable to unvested shares and OP units	(126)	(115)
Net income attributable to common shareholders after allocation to participating securities	$11,022	$10,760
Denominators – Number of Shares
Basic—Average shares outstanding	212,103	198,534
Assumed conversion of dilutive securities:
PRSUs	1,100	911
Diluted—Average shares outstanding	213,203	199,445
Earnings Per Share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

For the three months ended March 31, 2022, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2022, March 2021, March 2020 and March 2019 were considered in the computation of dilutive EPS.  For the three months ended March 31, 2021, PRSUs issued to certain executives in March 2021, March 2020, March 2019 and March 2018 were considered in the computation of diluted EPS.  The Company recorded a mark-to-market adjustment of $5.6 million as expense for the three months ended March 31, 2021, in connection with the PRSUs granted in March 2018.  In March 2022, the Company issued 519,255 common shares in settlement of certain PRSUs granted in 2019 and 2020.

The 2021 forward equity agreements aggregating 2.2 million common shares were not considered in the computation of diluted EPS prior to settlement for the three-month period ended March 31, 2022 (Note 8).  These agreements were not outstanding in the first quarter of 2021.
10.	Subsequent Events

In April 2022, the Company acquired Shoppes of Crabapple (Alpharetta, Georgia) for $4.4 million.

In April 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2021, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers.  As of March 31, 2022, the Company’s portfolio consisted of 138 shopping centers (including 46 shopping centers owned through unconsolidated joint ventures).  At March 31, 2022, the Company owned approximately 32.1 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture) and managed approximately 0.6 million total square feet of GLA owned by Retail Value Inc. (“RVI”) (last asset sold in April 2022).  At March 31, 2022, the aggregate occupancy of the Company’s operating shopping center portfolio was 90.2%, and the average annualized base rent per occupied square foot was $18.55, both on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2022	2021
Net income attributable to common shareholders	$11,148	$10,875
FFO attributable to common shareholders	$61,226	$49,511
Operating FFO attributable to common shareholders	$61,558	$55,302
Earnings per share – Diluted	$0.05	$0.05

For the three months ended March 31, 2022, the increase in net income attributable to common shareholders, as compared to the prior-year period, was primarily attributable to operating results driven by revenue growth at existing assets, the impact of property acquisitions and lower impairment charges, partially offset by lower fee income from RVI and lower gain on change in control of interests.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses.  The Company continues to closely monitor local levels of infection associated with the COVID-19 pandemic and has taken additional steps as needed in order to protect the health and safety of its workforce, including a relaxation of office attendance requirements.  To date, the Company’s leasing and administrative operations have not been materially adversely impacted by the pandemic, as the Company’s significant investments in its information technology infrastructure and systems in prior years facilitated the transition to remote and hybrid working environments.

The Company’s collection rates continued to improve throughout 2021 reaching at or near pre-pandemic levels by year-end 2021.  A substantial majority of tenants, including tenants previously on the cash basis of accounting, are paying their monthly rent and have repaid deferred rents relating to prior periods.  Included in the results for the three-months ended March 31, 2022 were $1.3 million of prior-period net revenue at SITE Centers’ share, primarily from cash basis tenants.

Company Activity

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows.  Additional growth opportunities include external acquisition investments and tactical redevelopment.  Management intends to use retained cash flow, proceeds from the sale of lower growth assets and proceeds from equity offerings and debt financings to fund capital expenditures relating to new leasing activity, acquisitions and tactical redevelopment activity.

Year-to-date transaction and investment highlights for the Company through April 22, 2022, include the following:

•	Acquired two shopping centers for an aggregate purchase price of $104.5 million, Artesia Village (Scottsdale, Arizona) and Shops at Boca Center (Boca Raton, Florida).
•	Acquired its joint venture partner’s interest in Casselberry Commons (Casselberry, Florida) for $35.6 million ($44.5 million at 100%).
•

On March 1, 2022, the Company settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million.

•	On April 1, 2022, acquired Shoppes of Crabapple (Alpharetta, Georgia) for $4.4 million.
•

On April 14, 2022, sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%).  The joint venture had indebtedness of $54.9 million at March 31, 2022.

Company Operational Highlights

During the three months ended March 31, 2022, the Company completed the following operational activities:

•

Leased approximately 1.1 million square feet of GLA, including 71 new leases and 109 renewals for a total of 180 leases.  As of March 31, 2022, the remaining 2022 lease expirations aggregated approximately 0.9 million square feet of GLA (representing approximately 53% of total annualized base rent of 2022 expiring leases as of December 31, 2021), as compared to 1.7 million square feet of GLA as of December 31, 2021;

•

At December 31, 2021, the Company had 339 leases expiring in 2022, with an average base rent per square foot of $20.31, on a pro rata basis.  For the comparable leases executed in the three months ended March 31, 2022, the Company generated positive leasing spreads on a pro rata basis of 15.4% for new leases and 5.6% for renewals.  Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;

•

The Company’s total portfolio average annualized base rent per square foot increased to $18.55 at March 31, 2022, on a pro rata basis, as compared to $18.33 at December 31, 2021 and $18.39 at March 31, 2021, primarily due to the impact of acquisitions;

•	The aggregate occupancy of the Company’s operating shopping center portfolio was 90.2% at March 31, 2022, on a pro rata basis, as compared to 90.0% at December 31, 2021 and 88.6% at March 31, 2021 and
•

For new leases executed during the three months ended March 31, 2022, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $7.47 per rentable square foot, on a pro rata basis, over the lease term, as compared to $7.65 per rentable square foot in 2021.  The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2021, but excluding properties under redevelopment, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2022	2021	$ Change
Rental income(A)	$129,884	$119,890	$9,994
Fee and other income(B)	4,436	8,249	(3,813)
Total revenues	$134,320	$128,139	$6,181

(A)	The following tables summarize the key components of the 2022 rental income as compared to 2021 (in thousands):
	Three Months
	Ended March 31,
Contractual Lease Payments	2022	2021	$ Change
Base and percentage rental income(1)	$94,224	$86,259	$7,965
Recoveries from tenants(2)	32,833	30,595	2,238
Uncollectible revenue(3)	1,108	1,398	(290)
Lease termination fees, ancillary and other rental income	1,719	1,638	81
Total contractual lease payments	$129,884	$119,890	$9,994
(1)	The changes in base and percentage rental income for the three months ended March 31, 2022, were due to the following (in millions):
Increase (Decrease)
Acquisition of shopping centers	$4.3
Comparable Portfolio Properties	2.6
Redevelopment properties	(0.3)
Straight-line rents	1.4
Total	$8.0

The increase in straight-line rents is primarily due to the removal of straight-line rent reserves for tenants that were removed from the cash basis of accounting ($0.6 million).

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio March 31,
	2022	2021
Centers owned (at 100%)	138	138
Aggregate occupancy rate	90.2%	88.6%
Average annualized base rent per occupied square foot	$18.55	$18.39

	Wholly-Owned Shopping Centers March 31,
	2022	2021
Centers owned	92	78
Aggregate occupancy rate	90.2%	89.0%
Average annualized base rent per occupied square foot	$18.74	$18.62

	Joint Venture Shopping Centers March 31,
	2022	2021
Centers owned	46	60
Aggregate occupancy rate	90.4%	86.8%
Average annualized base rent per occupied square foot	$15.22	$15.24
(2)

Recoveries from tenants were approximately 78.0% and 76.7% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2022 and 2021, respectively.  The increase in the recovery percentage is a result of an increase in overall occupancy.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns.  The net amount reported as income was primarily attributable to rental income paid in each respective year from tenants on the cash basis of accounting, which related to amounts (including deferred rents) originally owed in 2020 and 2021.

(B)

The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.  The decrease primarily relates to lower fee revenue from RVI as a result of assets sales completed by RVI in 2021.  In 2022, the Company expects to record less fee income due to the continued decrease in assets under management as compared to prior years related to both RVI and joint ventures.  As of April 22, 2022, RVI does not own any remaining real estate investments.  The management agreement with RVI in effect as of January 1, 2022, includes a reduced asset management fee to effectuate a wind-up of its operations.  In addition, in April 2022, the Company sold its 20% interest in the SAU Joint Venture.  Fee income from this joint venture totaled $1.0 million in 2021.  The Company expects that the DDRM Properties Joint Venture may sell additional assets in 2022.

Changes in the number of assets under management, or the fee structures applicable to such arrangements, will adversely impact the amount of revenue recorded in future periods.  The Company’s other joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.  See “—Sources and Uses of Capital” included elsewhere herein.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2022	2021	$ Change
Operating and maintenance(A)	$21,936	$20,216	$1,720
Real estate taxes(A)	20,183	19,664	519
Impairment charges(B)	—	7,270	(7,270)
General and administrative(C)	12,251	17,395	(5,144)
Depreciation and amortization(A)	50,364	45,560	4,804
	$104,734	$110,105	$(5,371)
(A)	The changes for the three months ended March 31, 2022, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$1.0	$0.9	$3.5
Comparable Portfolio Properties	0.7	(0.1)	0.3
Redevelopment properties	—	(0.3)	1.0
	$1.7	$0.5	$4.8

The change in depreciation and amortization for Redevelopment properties is due to accelerated depreciation.

(B)

Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods could result in the recognition of impairment charges.

(C)

General and administrative expenses for the three months ended March 31, 2022 and 2021 were approximately 6.9% and 8.0% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods.  Excluding mark‑to‑market activity recorded in 2021 of $5.6 million for certain PRSUs which were granted in 2018 and settled in 2021, general and administrative expenses were 5.4% of total revenues for the three months ended March 31, 2021.  The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2022	2021	$ Change
Interest expense(A)	$(18,258)	$(19,395)	$1,137
Other expense, net	(504)	(366)	(138)
	$(18,762)	$(19,761)	$999

(A)	The weighted-average debt outstanding and related weighted-average interest rate are as follows:
	Three Months
	Ended March 31,
	2022	2021
Weighted-average debt outstanding (in billions)	$1.7	$1.9
Weighted-average interest rate	4.0%	4.0%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity and prudent leverage levels and lengthy average debt maturities.  The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 3.8% and 3.9% at March 31, 2022 and 2021, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2022	2021	$ Change
Equity in net income of joint ventures(A)	$169	$4,385	$(4,216)
Gain on change in control of interests(B)	3,356	13,908	(10,552)
Loss on disposition of real estate, net	(142)	(20)	(122)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(252)	(365)	113
Income attributable to non-controlling interests, net	(18)	(173)	155
(A)

The decrease primarily was the result of gain on sale of undeveloped land recognized in 2021.  Joint venture property sales could significantly impact the amount of income or loss recognized in future periods.  See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.

(B)

In 2022, the Company recorded a $3.3 million gain from the acquisition of a 20% equity interest in an asset from the Company’s partner in the DDRM Properties Joint Venture.  In 2021, relates to the sale of the Company’s interest in the undeveloped land in Richmond Hill, Ontario.

Net Income (in thousands)

	Three Months
	Ended March 31,
	2022	2021	$ Change
Net income attributable to SITE Centers	$13,937	$16,008	$(2,071)

The decrease in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to lower fee income from RVI and lower gain on change in control of interests, partially offset by operating results driven by revenue growth of existing assets and the impact of property acquisitions and lower impairment charges.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, (iv) gains and losses from changes in control and (v) certain non-cash items.  These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis.  The Company’s calculation of FFO is consistent with the definition of FFO provided by NAREIT.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2022	2021	$ Change
FFO attributable to common shareholders	$61,226	$49,511	$11,715
Operating FFO attributable to common shareholders	61,558	55,302	6,256

The increase in FFO for the three months ended March 31, 2022, primarily was attributable to operating results driven from revenue growth of existing assets and the impact of property acquisitions, partially offset by lower fee income and lower general and administrative expenses due to the mark-to-market adjustment on certain PRSUs settled in 2021.  The change in Operating FFO primarily was due to positive operating results, partially offset by lower fee income.

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

	Three Months
	Ended March 31,
	2022	2021
Net income attributable to common shareholders	$11,148	$10,875
Depreciation and amortization of real estate investments	49,128	44,188
Equity in net income of joint ventures	(169)	(4,385)
Joint ventures' FFO(A)	4,315	5,435
Non-controlling interests (OP Units)	18	16
Impairment of real estate	—	7,270
Gain on change in control of interests	(3,356)	(13,908)
Loss on disposition of real estate, net	142	20
FFO attributable to common shareholders	61,226	49,511
Mark-to-market adjustment (PRSUs)	—	5,589
Transaction and other costs	332	202
Non-operating items, net	332	5,791
Operating FFO attributable to common shareholders	$61,558	$55,302

(A)

At March 31, 2022 and 2021, the Company had an economic investment in unconsolidated joint ventures which owned 46 and 59 shopping center properties, respectively.  These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Net (loss) income attributable to unconsolidated joint ventures	$(1,378)	$33,516
Depreciation and amortization of real estate investments	14,345	17,117
Impairment of real estate	5,200	—
Loss (gain) on disposition of real estate, net	98	(28,401)
FFO	$18,265	$22,232
FFO at SITE Centers' ownership interests	$4,315	$5,435
Operating FFO at SITE Centers' ownership interests	$4,315	$5,435

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021	2022	2021
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$13,937	$16,008	$13,937	$16,008
Fee income	(3,261)	(8,152)	(3,261)	(8,152)
Interest expense	18,258	19,395	18,258	19,395
Depreciation and amortization	50,364	45,560	50,364	45,560
General and administrative	12,251	17,395	12,251	17,395
Other expense, net	504	366	504	366
Impairment charges	—	7,270	—	7,270
Equity in net income of joint ventures	(169)	(4,385)	(169)	(4,385)
Tax expense	252	365	252	365
Gain on change in control of interests	(3,356)	(13,908)	(3,356)	(13,908)
Loss on disposition of real estate, net	142	20	142	20
Income from non-controlling interests	18	173	18	173
Consolidated NOI, net of non-controlling interests	$88,940	$80,107	$88,940	$80,107

Net (loss) income from unconsolidated joint ventures	$(1,378)	$33,516	$26	$4,378
Interest expense	9,289	10,947	2,088	2,701
Depreciation and amortization	14,345	17,117	3,179	3,884
Impairment charges	5,200	—	1,040	—
Other expense, net	2,572	2,964	597	742
Loss (gain) on disposition of real estate, net	98	(28,401)	66	(2,841)
Unconsolidated NOI	$30,126	$36,143	$6,996	$8,864

Total Consolidated + Unconsolidated NOI			$95,936	$88,971
Less: Non-Same Store NOI adjustments			(2,301)	1,981
Total SSNOI including redevelopment			$93,635	$90,952

SSNOI % Change including redevelopment			2.9%

The increase in SSNOI at the Company’s effective ownership interest for the three months ended March 31, 2022, as compared to 2021, primarily was attributable to increases in occupancy and related rent commencements.  SSNOI for the three months ended March 31, 2021 included approximately $5 million of net revenue at the Company’s share related to 2020 primarily from cash basis tenants.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase or refinance long-term debt as part of its overall strategy to further strengthen its financial position.  The

Company remains committed to monitoring liquidity and the duration of its indebtedness and to maintaining low leverage in an effort to manage its overall risk profile.

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under its credit facilities described below, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  Any new debt financings may also entail higher rates of interest than the indebtedness being refinanced, which could have an adverse effect on the Company’s operations.

The Company has historically accessed capital sources through both the public and private markets.  Acquisitions and redevelopments are generally financed through cash provided from operating activities, Revolving Credit Facilities (as defined below), mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales.  Total consolidated debt outstanding was $1.8 billion at March 31, 2022, compared to $1.7 billion at December 31, 2021.

The Company had an unrestricted cash balance of $17.2 million at March 31, 2022 and a $115.0 million outstanding balance on its Revolving Credit Facilities, and accordingly, availability under the Revolving Credit Facilities of $855.0 million (subject to satisfaction of applicable borrowing conditions). The Company has no remaining consolidated debt maturing in 2022. The Company has $87.2 million aggregate principal amount of senior notes, $100.0 million aggregate principal amount of an unsecured term loan and $35.6 million aggregate principal amount of consolidated mortgage debt maturing in 2023. At March 31, 2022, excluding the indebtedness relating to the Company’s interest in the SAU Joint Venture that was sold in April 2022, the Company’s unconsolidated joint ventures had $71.0 million of mortgage debt outstanding at the Company’s share maturing in July 2022 and no mortgage debt maturing in 2023.  The Company’s consolidated debt outstanding at March 31, 2022 included $100.0 million of variable rate debt (maturing in January 2023) having an interest rate determined by reference to LIBOR; additionally, the Company currently has the ability to elect that borrowings under the Revolving Credit Facilities bear interest based on either LIBOR or the Alternative Base Rate, though the LIBOR-based option is expected to be replaced in the future by an alternative benchmark rate of interest to be agreed upon by the Company and the applicable lenders as a result of the cessation of LIBOR’s publication expected to occur in June 2023.  As of March 31, 2022, the Company anticipates that it has approximately $32 million to be incurred on its pipeline of identified redevelopment projects.  The Company declared a common share dividend of $0.13 per share in the three months ended March 31, 2022.  The Company believes it has sufficient liquidity to operate its business at this time.

Revolving Credit Facilities

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, arranged by Wells Fargo Securities, LLC, J.P. Morgan Chase Bank, N.A., Citizens Bank, N.A., RBC Capital Markets and U.S. Bank National Association (the “Unsecured Credit Facility.”)  The Unsecured Credit Facility provides for borrowings of up to $950 million (which may be increased to $1.45 billion provided that the new lenders agree to existing terms of the facility or existing lenders increase their incremental commitments) and a maturity date of January 2024, with two six-month options to extend the maturity to January 2025 upon the Company’s request (subject to satisfaction of certain conditions).  The Company also maintains an unsecured revolving credit facility with PNC Bank, National Association, which provides for borrowings of up to $20 million (the “PNC Facility,” and together with the Unsecured Credit Facility, the “Revolving Credit Facilities”), and has terms substantially the same as those contained in the Unsecured Credit Facility.  The Company’s borrowings under the Revolving Credit Facilities bear interest at variable rates at the Company’s election, based on either LIBOR plus a specified spread (0.90% at March 31, 2022), or the Alternate Base Rate, as defined in the respective facility, plus a specified spread (0% at March 31, 2022).  The credit agreements governing the Revolving Credit Facilities provide that the Company’s ability to request LIBOR-based loans may be suspended in the future in connection with the cessation of LIBOR’s publication, in which case the Company and the applicable lenders will agree on an alternative rate of interest to LIBOR which gives due consideration to prevailing markets conventions for similar credit facilities.  Should market conventions for similar credit facilities fail to standardize, legal risks could arise.  See Item 1A., “Risk Factors—The Company May Be Adversely Affected by the Potential Discontinuation of LIBOR” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Company also pays an annual facility fee of 20 basis points on the aggregate commitments applicable to each Revolving Credit Facility.  The specified spreads and commitment fees vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”), Fitch Investor Services Inc. (“Fitch”) and their successors.

The Revolving Credit Facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions.  These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.  In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur.  As of March 31, 2022, the Company was in compliance with all of its financial covenants in the agreements governing its debt.  Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Consolidated Indebtedness – as of March 31, 2022

As discussed above, the Company is committed to maintaining prudent leverage levels and may utilize proceeds from equity offerings or the sale of properties or other investments to repay additional debt.  These sources of funds could be affected by various risks and uncertainties.  No assurance can be provided that the Company’s debt obligations will be refinanced or repaid as currently anticipated.  See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives.  The Company has sought to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, maintain prudent leverage and improve the Company’s credit profile with a focus of lowering the Company's balance sheet risk and cost of capital.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of March 31, 2022

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $0.9 billion and $1.0 billion at March 31, 2022 and 2021, respectively.  Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentation.  Excluding the Company’s SAU Joint Venture’s mortgage debt (the Company sold its interest in April 2022), the outstanding indebtedness of the Company’s unconsolidated joint ventures at March 31, 2022 (all attributable to the DDRM Properties Joint Venture) which matures in the subsequent 13-month period (i.e. through April 2023), is $355.1 million ($71.0 million at the Company’s share), which the Company expects the joint venture to refinance or repay with proceeds from possible asset sales.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated.  Similar to SITE Centers, the Company’s joint ventures experienced a reduction in rent collections, beginning in the second quarter of 2020, as a result of the impact of the COVID-19 pandemic.  Though rent collection at the Company’s joint ventures had reached at or near pre-pandemic levels by year-end 2021, any future deterioration in rent collection, may cause one or more of these joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Cash flow provided by operating activities	$50,021	$56,110
Cash flow (used for) provided by investing activities	(154,504)	10,539
Cash flow provided by financing activities	80,445	52,639

Changes in cash flow for the three months ended March 31, 2022, compared to the prior comparable period, are as follows:

Operating Activities:  Cash provided by operating activities decreased $6.1 million primarily due to the following:

•	Decrease in cash collected from tenants due to higher prior-year COVID-19 related collections;
•	Reduction in fees earned from joint ventures and managed properties and
•	Increase in income from acquired properties.

Investing Activities:  Cash used for investing activities increased $165.0 million primarily due to the following:

•	Increase in real estate assets acquired, developed and improved of $140.1 million;
•	Decrease in proceeds from disposition of real estate of $11.1 million and
•	Decrease in distributions from unconsolidated joint ventures of $13.9 million.

.

Financing Activities:  Cash provided by financing activities increased $27.8 million primarily due to the following:

•	Increase in borrowings from Revolving Credit Facilities, net of debt repayments of $233.9 million;
•	Increase in dividends paid of $13.4 million and
•	Decrease in net proceeds from common share offerings of $191.7 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $30.7 million and $28.3 million for the three months ended March 31, 2022 and 2021, respectively.  The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2022 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.13 per common share for the first quarter of 2022.  The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operating and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

On March 1, 2022, the Company settled 2.2 million common shares, which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through April 22, 2022, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million, or $11.33 per share. As of April 22, 2022, the Company had not repurchased any shares under the program since March 2020.

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

Equity Transactions

On March 1, 2022, the Company settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million.

Acquisitions

During the three months ended March 31, 2022, the Company acquired Artesia Village (Scottsdale, Arizona) for $14.5 million and Shops at Boca Center (Boca Raton, Florida) for $90.0 million.

The Company also acquired its partner’s 20% equity interest in Casselberry Commons (Casselberry, Florida) from the Company’s partner in the DDRM Properties Joint Venture for $35.6 million ($44.5 million at 100%).  This transaction resulted in a Gain on Change in Control of Interests of $3.3 million.

In April 2022, the Company acquired Shoppes of Crabapple (Alpharetta, Georgia) for $4.4 million.

Dispositions

In April 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%). Fee income from the SAU Joint Venture recognized in 2021 totaled $1.0 million.

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

Redevelopment Opportunities

One key component of the Company’s long-term strategic plan will be the evaluation of additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate.  The Company will generally commence construction on redevelopment projects only after substantial tenant leasing has occurred.  At March 31, 2022, the Company anticipates that it has approximately $32 million to be incurred on its pipeline of identified redevelopment projects.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at March 31, 2022, the Company had approximately $57 million in construction in progress in various active consolidated redevelopment and other projects on a net basis.  The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date.  At March 31, 2022, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2022
West Bay Plaza - Phase II (Cleveland, Ohio)	2Q23	$9,102	$6,192
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,319
Total		$9,102	$7,511

At March 31, 2022, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at March 31, 2022
Tanasbourne Town Center (Portland, Oregon)	2Q24	$11,540	$1,382
Nassau Park Pavilion (Trenton, New Jersey)	3Q23	7,635	1,223
Shoppers World (Boston, Massachusetts)	4Q23	6,672	384
University Hills (Denver, Colorado)	4Q23	4,589	1,212
Hamilton Marketplace (Trenton, New Jersey)	4Q22	3,843	3,074
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,339	483
Other Tactical Projects	N/A	7,166	6,766
Total		$43,784	$14,524

No major redevelopment assets have been completed to date in 2022.  For tactical redevelopment and larger retenanting projects completed in 2022, the assets placed in service were completed at a cost of approximately $171 per square foot.

CAPITALIZATION

At March 31, 2022, the Company’s capitalization consisted of $1.8 billion of debt, $175.0 million of preferred shares and $3.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $16.71, the closing price of the Company’s common shares on the New York Stock Exchange on March 31, 2022), resulting in a debt to total market capitalization ratio of 0.33 to 1.0, as compared to the ratio of 0.36 to 1.0 at March 31, 2021.  The closing price of the Company’s common shares on the New York Stock Exchange was $13.56 at March 31, 2021.  At March 31, 2022 and 2021, the Company’s total debt consisted of $1.6 billion of fixed-rate debt and $0.2 billion of variable-rate debt for both periods.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no remaining consolidated debt maturing in 2022. The Company has $87.2 million aggregate principal amount of senior notes, $100.0 million aggregate principal amount of an unsecured term loan and $35.6 million aggregate principal amount of consolidated mortgage debt maturing in 2023. The Company expects to fund future maturities from utilization of its Revolving Credit Facilities, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings.  No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $31.8 million for its consolidated properties at March 31, 2022.  These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facilities.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2022, the Company had purchase order obligations, typically payable within one year, aggregating approximately $12.1 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite the impact of the COVID-19 pandemic and increasing e-commerce distribution, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers and continues to see demand from a broad range of tenants for its space.  The Company has experienced strong momentum in new lease discussions and renewal negotiations with tenants.  The Company executed new leases and renewals aggregating approximately 0.9 million square feet of space for the three months ended March 31, 2022, on a pro rata basis, which is higher than the Company’s typical pre-pandemic quarterly leasing volumes despite a decrease in owned GLA.  Although there may be some additional disruption among existing tenants due to the continuing impact of the COVID-19 pandemic and related supply chain and labor shortages, the Company believes that recent strong leasing volumes are attributable to the location of the Company’s portfolio in suburban, high household income communities (which have been impacted less by the pandemic on a relative basis) and to its national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations to improve the spread and efficiency of fulfillment of online purchases.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.7%). Other significant tenants include Dick’s Sporting Goods, Ross Stores, Burlington and Five Below, all of which have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases.  The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment.  The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot.  Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993.  At March 31, 2022 and December 31, 2021, the shopping center portfolio occupancy, on a pro rata basis, was 90.2% and 90.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $18.55 and $18.33, respectively.  The Company’s portfolio has been impacted by tenant bankruptcies and lease expirations in 2020 (which increased in number and pace following the onset of the COVID-19 pandemic) and the Company expects to expend significant amounts of capital in coming periods in connection with recently executed leases and in order to re-lease remaining vacancies.  Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent anchor leasing activity will cause aggregate leasing capital expenditure levels to remain elevated.  The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the three months ended March 31, 2022 and 2021, on a pro rata basis, was $7.47 and $7.65 per rentable square foot, respectively.  The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time. During early 2021, the Company worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis often in exchange for concessions in the form of tenant extensions of lease terms, the relaxation of leasing restrictions and co-tenancy provisions and, in some cases, alterations of control areas allowing for future redevelopment of the shopping center.  The Company’s collection rates showed significant improvements in 2021 and a substantial majority of the Company’s tenants, including cash basis tenants, are paying their monthly rent and repaying deferred rents relating to prior periods.  As of March 31, 2022, the majority of rent deferral arrangements for tenants that are not accounted for on the cash basis have been repaid.

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic. If new surges in contagion were to occur, or if new COVID-19 variants were to emerge which are more resistant to vaccines, or if there are decreases in the effectiveness of such vaccines, the Company’s recent success in the leasing space and the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations in the future.  Certain tenant categories remain especially vulnerable to the impact of the COVID-19 pandemic, including movie theaters, fitness centers and local restaurants.  For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Although disruptions in rent collections stemming from the COVID-19 pandemic have generally subsided, inflation, labor shortages, supply chain disruptions and global unrest continue to pose risks to the U.S. economy, the Company’s tenants and business.  Inflationary pressures and rising interest rates could result in reductions in consumer spending and retailer profitability which could impact the Company’s ability to grow rents and tenant demand for new and existing store locations.  Regardless of accelerating inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. While many of these leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), the Company’s ability to collect the passed-through expense increases to tenants is dependent on their ability to absorb and pay these increases.  Inflation may also impact other aspects of the Company’s operating costs, including employee retention costs, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancings of lower fixed-rate indebtedness. While the Company has not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on the Company’s business in the future.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

•	The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
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

The impact of the COVID-19 pandemic may also exacerbate the risks discussed herein, any of which could have a material effect on the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2022				December 31, 2021
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,543.5	3.6	4.1%	87.8%	$1,577.6	3.8	4.1%	94.1%
Variable-Rate Debt	$214.8	1.4	1.4%	12.2%	$99.8	1.1	1.1%	5.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2022				December 31, 2021
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$673.7	$146.1	2.2	4.2%	$673.9	$146.2	2.4	4.2%
Variable-Rate Debt	$199.4	$43.5	1.2	2.4%	$199.4	$43.5	1.4	2.2%

The Company intends to use retained cash flow, proceeds from asset sales, equity and debt financing and variable-rate indebtedness available under its Revolving Credit Facilities to repay indebtedness and fund capital expenditures at the Company’s shopping centers.  Thus, to the extent the Company incurs additional variable-rate indebtedness or needs to refinance existing fixed-rate indebtedness in a rising interest rate environment, its exposure to increases in interest rates in an inflationary period could increase.  The Company does not believe, however, that increases in interest expense will significantly impact the Company’s distributable cash flow given the Company’s outstanding debt maturity profile.

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt.  An estimate of the effect of a 100 basis-point increase at March 31, 2022 and December 31, 2021, is summarized as follows (in millions):

	March 31, 2022			December 31, 2021
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,543.5	$1,570.4	$1,520.2	$1,577.6	$1,687.5	$1,630.3
Company's proportionate share of joint venture fixed-rate debt	$146.1	$145.5	$142.9	$146.2	$149.7	$146.8

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2022, would result in an increase in interest expense of approximately $0.5 million for the Company and $0.1 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the three months ended March 31, 2022.  The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations.  In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital.  Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2022, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2022	134	$15.83	—	$—
February 1–28, 2022	76,040	15.48	—	—
March 1–31, 2022	265,309	15.99	—	—
Total	341,483	$15.87	—	$42.1

(1)

Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program.  Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date.  As of April 22, 2022, the Company had repurchased 5.1 million of its common shares under this program in open-market transactions at an aggregate cost of $57.9 million, or $11.33 per share.  As of April 22, 2022, the Company had not repurchased any shares under the program since March 2020.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1],[2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1],[2]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[3]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[3]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[3]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[3]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[3]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and included in Exhibit 101.
1	Submitted electronically herewith.
2	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: April 28, 2022