Form 10-Q
period 2022-06-30
SITE Centers Corp.
filed 2022-07-28
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 22, 2022 the registrant had 214,042,073 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2022

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Land	$1,089,401	$1,011,401
Buildings	3,826,799	3,624,164
Fixtures and tenant improvements	573,740	556,056
	5,489,940	5,191,621
Less: Accumulated depreciation	(1,644,345)	(1,571,569)
	3,845,595	3,620,052
Construction in progress and land	62,830	47,260
Total real estate assets, net	3,908,425	3,667,312
Investments in and advances to joint ventures, net	53,025	64,626
Cash and cash equivalents	38,533	41,807
Restricted cash	2,647	1,445
Accounts receivable	54,825	61,382
Other assets, net	145,963	130,479
	$4,203,418	$3,967,051
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,452,846	$1,451,768
Term loan, net	198,354	99,810
Revolving credit facilities	125,000	—
	1,776,200	1,551,578

Mortgage indebtedness, net	90,704	125,799
Total indebtedness	1,866,904	1,677,377
Accounts payable and other liabilities	215,141	218,779
Dividends payable	30,695	28,243
Total liabilities	2,112,740	1,924,399
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,370,391 and 211,286,874 shares issued at June 30, 2022 and December 31, 2021, respectively	21,437	21,129
Additional paid-in capital	5,973,435	5,934,166
Accumulated distributions in excess of net income	(4,079,844)	(4,092,783)
Deferred compensation obligation	4,703	4,695
Less: Common shares in treasury at cost: 577,157 and 287,645 shares at June 30, 2022 and December 31, 2021, respectively	(9,847)	(5,349)
Total SITE Centers shareholders' equity	2,084,884	2,036,858
Non-controlling interests	5,794	5,794
Total equity	2,090,678	2,042,652
	$4,203,418	$3,967,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2022	2021
Revenues from operations:
Rental income	$136,203	$126,230
Fee and other income	4,479	9,238
	140,682	135,468
Rental operation expenses:
Operating and maintenance	22,278	19,422
Real estate taxes	20,624	19,535
Impairment charges	2,536	—
General and administrative	11,353	12,425
Depreciation and amortization	51,021	47,217
	107,812	98,599
Other income (expense):
Interest expense	(18,909)	(19,136)
Other expense, net	(1,147)	(324)
	(20,056)	(19,460)
Income before earnings from equity method investments and other items	12,814	17,409
Equity in net income of joint ventures	1,381	4,850
Gain on sale of interests	41,970	—
Gain on disposition of real estate, net	4,597	218
Income before tax expense	60,762	22,477
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(353)	(490)
Net income	$60,409	$21,987
Income attributable to non-controlling interests, net	(19)	(118)
Net income attributable to SITE Centers	$60,390	$21,869
Write-off of preferred share original issuance costs	$—	$(5,156)
Preferred dividends	(2,789)	(2,945)
Net income attributable to common shareholders	$57,601	$13,768

Per share data:
Basic	$0.27	$0.06
Diluted	$0.27	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2022	2021
Revenues from operations:
Rental income	$266,087	$246,120
Fee and other income	8,915	17,487
	275,002	263,607
Rental operation expenses:
Operating and maintenance	44,214	39,638
Real estate taxes	40,807	39,199
Impairment charges	2,536	7,270
General and administrative	23,604	29,820
Depreciation and amortization	101,385	92,777
	212,546	208,704
Other income (expense):
Interest expense	(37,167)	(38,531)
Other expense, net	(1,651)	(690)
	(38,818)	(39,221)
Income before earnings from equity method investments and other items	23,638	15,682
Equity in net income of joint ventures	1,550	9,235
Gain on sale and change in control of interests	45,326	13,908
Gain on disposition of real estate, net	4,455	198
Income before tax expense	74,969	39,023
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(605)	(855)
Net income	$74,364	$38,168
Income attributable to non-controlling interests, net	(37)	(291)
Net income attributable to SITE Centers	$74,327	$37,877
Write-off of preferred share original issuance costs	—	(5,156)
Preferred dividends	(5,578)	(8,078)
Net income attributable to common shareholders	$68,749	$24,643

Per share data:
Basic	$0.32	$0.12
Diluted	$0.32	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income	$60,409	$21,987	$74,364	$38,168
Other comprehensive income:
Foreign currency translation, net	—	—	—	(1)
Reclassification adjustment for foreign currency translation included in net income	—	—	—	2,683
Total other comprehensive income	—	—	—	2,682
Comprehensive income	$60,409	$21,987	$74,364	$40,850
Total comprehensive income attributable to non-controlling interests	(19)	(118)	(37)	(291)
Total comprehensive income attributable to SITE Centers	$60,390	$21,869	$74,327	$40,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2021	$175,000	$21,129	$5,934,166	$(4,092,783)	$4,695	$(5,349)	$5,794	$2,042,652
Issuance of common shares related to stock plans	—	65	4	—	—	—	—	69
Issuance of common shares for cash offering	—	223	33,558	—	—		—	33,781
Stock-based compensation, net	—	—	996	—	(24)	(4,599)	—	(3,627)
Distributions to non-controlling interests	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,905)	—	—	—	(27,905)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	13,937	—	—	18	13,955
Balance, March 31, 2022	175,000	21,417	5,968,724	(4,109,540)	4,671	(9,948)	5,794	2,056,118
Issuance of common shares related to stock plans	—	—	2	—	—	—	—	2
Issuance of common shares for cash offering	—	20	3,056	—	—	—	—	3,076
Stock-based compensation, net	—	—	1,653	—	32	101	—	1,786
Distributions to non-controlling interests	—	—	—	—	—	—	(19)	(19)
Dividends declared-common shares	—	—	—	(27,905)	—	—	—	(27,905)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	60,390	—	—	19	60,409
Balance, June 30, 2022	$175,000	$21,437	$5,973,435	$(4,079,844)	$4,703	$(9,847)	$5,794	$2,090,678

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2020	$325,000	$19,400	$5,705,164	$(4,099,534)	$5,479	$(2,682)	$(11,319)	$3,315	$1,944,823
Issuance of common shares related to stock plans	—	6	31	—	—	—	—	—	37
Issuance of common shares for cash offering	—	1,696	219,910	—	—	—	3,923	—	225,529
Stock-based compensation, net	—	—	8,580	—	(968)	—	3,009	—	10,621
Distributions to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)
Dividends declared-common shares	—	—	—	(23,303)	—	—	—	—	(23,303)
Dividends declared-preferred shares	—	—	—	(4,950)	—	—	—	—	(4,950)
Comprehensive income	—	—	—	16,008	—	2,682	—	173	18,863
Balance, March 31, 2021	325,000	21,102	5,933,685	(4,111,779)	4,511	—	(4,387)	3,472	2,171,604
Issuance of common shares related to stock plans	—	2	60	—	—	—	—	—	62
Issuance of common shares for cash offering	—	—	(199)	—	—	—	—	—	(199)
Stock-based compensation, net	—	—	1,845	—	(27)	—	76	—	1,894
Distributions to non-controlling interests	—	—	—	—	—	—	—	(17)	(17)
Redemption of preferred shares	(150,000)	—	5,137	(5,156)	—	—	—	—	(150,019)
Dividends declared-common shares	—	—	—	(25,492)	—	—	—	—	(25,492)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	21,869	—	—	—	118	21,987
Balance, June 30, 2021	$175,000	$21,104	$5,940,528	$(4,123,347)	$4,484	$—	$(4,311)	$3,573	$2,017,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2022	2021
Cash flow from operating activities:
Net income	$74,364	$38,168
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	101,385	92,777
Stock-based compensation	3,628	9,626
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	2,782	2,117
Equity in net income of joint ventures	(1,550)	(9,235)
Operating cash distributions from joint ventures	1,111	1,858
Gain on sale and change in control of interests	(45,326)	(13,908)
Gain on disposition of real estate, net	(4,455)	(198)
Impairment charges	2,536	7,270
Assumption of building due to ground lease termination	(1,800)	—
Net change in accounts receivable	5,110	16,271
Net change in accounts payable and accrued expenses	(1,659)	(300)
Net change in other operating assets and liabilities	(4,019)	310
Total adjustments	57,743	106,588
Net cash flow provided by operating activities	132,107	144,756
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(297,966)	(31,473)
Real estate developed and improvements to operating real estate	(57,092)	(35,290)
Proceeds from disposition of joint venture interests	39,247	—
Proceeds from disposition of real estate	21,555	13,902
Equity contributions to joint ventures	(117)	(153)
Distributions from unconsolidated joint ventures	5,422	21,453
Net cash flow used for investing activities	(288,951)	(31,561)
Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	125,000	(135,000)
Proceeds from unsecured term loan	100,000	—
Payment of debt issuance costs	(7,582)	—
Repayment of mortgage debt	(35,134)	(19,152)
Proceeds from issuance of common shares, net of offering expenses	36,857	225,330
Redemption of preferred shares	—	(150,019)
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(5,469)	(4,487)
Distributions to non-controlling interests and redeemable operating partnership units	(35)	(23)
Dividends paid	(58,865)	(43,106)
Net cash flow provided by (used for) financing activities	154,772	(126,457)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)
Net decrease in cash, cash equivalents and restricted cash	(2,072)	(13,262)
Cash, cash equivalents and restricted cash, beginning of period	43,252	74,414
Cash, cash equivalents and restricted cash, end of period	$41,180	$61,151

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2022 and 2021, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2022	2021
Consolidation of the net assets of previously unconsolidated joint ventures	$42.8	$—
Investment in joint venture related to net assets acquired	8.5	—
Dividends declared, but not paid	30.7	28.2
Accounts payable related to construction in progress	13.6	7.3
Assumption of building due to ground lease termination	1.8	—
Mortgages assumed, shopping center acquisition	—	17.9
Write-off of preferred share original issuance costs	—	5.1
Tax receivable - investment sale proceeds	—	4.1

2.
Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020. The COVID-19 pandemic also had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020. The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants. As of June 30, 2022, the majority of these deferral arrangements for tenants that are not accounted for on the cash basis have been repaid.

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

During the three and six months ended June 30, 2022, the Company recorded net uncollectible revenue that resulted in rental income of $1.2 million and $2.3 million, respectively, primarily due to rental income paid in 2022 related to outstanding amounts owed for prior periods from tenants on the cash basis of accounting and related reserve adjustments.

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers, which is primarily from the Company's unconsolidated joint ventures (Note 3). Revenue from contracts with Retail Value Inc. was $0.5 million and $5.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $9.9 million for the six months ended June 30, 2022 and 2021, respectively.

3.
Investments in and Advances to Joint Ventures

At June 30, 2022 and December 31, 2021, the Company had ownership interests in various unconsolidated joint ventures that had investments in 33 and 47 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2022	December 31, 2021
Condensed Combined Balance Sheets
Land	$324,205	$378,442
Buildings	942,906	1,092,245
Fixtures and tenant improvements	115,060	123,313
	1,382,171	1,594,000
Less: Accumulated depreciation	(374,938)	(441,215)
	1,007,233	1,152,785
Construction in progress and land	1,137	5,778
Real estate, net	1,008,370	1,158,563
Cash and restricted cash	37,342	37,535
Receivables, net	16,099	16,854
Other assets, net	49,471	49,029
	$1,111,282	$1,261,981

Mortgage debt	$772,696	$873,336
Notes and accrued interest payable to the Company	3,370	3,331
Other liabilities	47,382	51,473
	823,448	928,140
Accumulated equity	287,834	333,841
	$1,111,282	$1,261,981

Company's share of accumulated equity	$56,526	$59,286
Basis differentials	(6,012)	2,946
Deferred development fees, net of portion related to the Company's interest	(859)	(937)
Amounts payable to the Company	3,370	3,331
Investments in and Advances to Joint Ventures, net	$53,025	$64,626

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Condensed Combined Statements of Operations
Revenues from operations	$38,162	$51,397	$79,811	$101,957
Expenses from operations:
Operating expenses	10,493	13,869	22,016	28,286
Impairment charges	3,340	—	8,540	—
Depreciation and amortization	13,328	16,587	27,673	33,704
Interest expense	9,030	10,971	18,319	21,918
Other expense, net	2,422	3,010	4,994	5,974
	38,613	44,437	81,542	89,882
(Loss) income before gain on disposition of real estate	(451)	6,960	(1,731)	12,075
Gain on disposition of real estate, net	1,790	8,186	1,692	36,587
Net income (loss) attributable to unconsolidated joint ventures	$1,339	$15,146	$(39)	$48,662
Company's share of equity in net income of joint ventures	$592	$3,814	$622	$8,137
Basis differential adjustments(A)	789	1,036	928	1,098
Equity in net income of joint ventures	$1,381	$4,850	$1,550	$9,235
(A)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains, differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

The impact of the COVID-19 pandemic on revenues and receivables for the Company’s joint ventures is more fully described in Note 2.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Revenue from contracts:
Asset and property management fees	$2.2	$2.6	$4.5	$5.2
Leasing commissions and development fees	0.6	0.5	1.0	0.9
	2.8	3.1	5.5	6.1
Other	0.2	0.4	0.6	0.8
	$3.0	$3.5	$6.1	$6.9

Disposition of Shopping Centers and Joint Venture Interests

In the first quarter of 2022, the Company acquired its partner’s 80% interest in one asset owned by the DDRM Properties Joint Venture (Casselberry Commons, Casselberry, Florida) for $35.6 million, and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on Change in Control of Interests of $3.3 million (Note 4).

In the second quarter of 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner, based on a gross asset value of $77.0 million (at 100%). These transactions resulted in Gain on Sale of Interests of $42.0 million.

In addition, in the second quarter of 2022, the DDRM Properties Joint Venture sold one shopping center for a sales price of $13.0 million ($2.6 million at the Company’s share) of which the Company’s share of the gain on sale was $0.4 million.

4.
Acquisitions

During the six months ended June 30, 2022, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Artesia Village	Scottsdale, Arizona	January 2022	$14.5
Casselberry Commons(A)	Casselberry, Florida	February 2022	35.6
Shops at Boca Center	Boca Raton, Florida	March 2022	90.0
Shoppes of Crabapple	Alpharetta, Georgia	April 2022	4.4
La Fiesta Square	Lafayette, California	May 2022	60.8
Lafayette Mercantile	Lafayette, California	May 2022	43.0
Shops at Tanglewood	Houston, Texas	June 2022	22.2
Boulevard Marketplace	Fairfax, Virginia	June 2022	10.4
Fairfax Marketplace	Fairfax, Virginia	June 2022	16.0
Fairfax Pointe	Fairfax, Virginia	June 2022	8.4

(A)
Acquired its partner’s 80% interest from the DDRM Properties Joint Venture. The purchase price of $44.5 million at 100% (or $35.6 million at 80%) is equal to the estimated fair value of the property plus transaction costs incurred (Note 3).

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$82,980	N/A
Buildings	202,785	(A)
Tenant improvements	3,828	(A)
In-place leases (including lease origination costs and fair market value of leases)	26,990	6.6
Other assets assumed	504	N/A
	317,087
Less: Below-market leases	(7,927)	14.0
Less: Other liabilities assumed	(2,703)	N/A
Net assets acquired	$306,457

(A)
Depreciated in accordance with the Company’s policy.

Consideration:
Cash	$297,966
Gain on Change in Control of Interest	3,319
Carrying value of previously held common equity interest	5,172
Total consideration	$306,457

Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2022, was $4.2 million and $4.9 million, respectively, in total revenues from the date of acquisition through June 30, 2022, for the properties acquired in 2022.

5.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Intangible assets:
In-place leases, net	$73,320	$64,464
Above-market leases, net	8,267	7,390
Lease origination costs, net	8,964	6,636
Tenant relationships, net	13,559	15,569
Total intangible assets, net(A)	104,110	94,059
Operating lease ROU assets	18,187	19,047
Other assets:
Prepaid expenses	8,755	7,722
Other assets	3,196	1,708
Deposits	3,108	3,796
Deferred charges, net	8,607	4,147
Total other assets, net	$145,963	$130,479

Below-market leases, net (other liabilities)	$63,575	$59,690
(A)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $7.0 million and $5.4 million for the three months ended June 30, 2022 and 2021, respectively and $13.6 million and $11.0 million for the six months ended June 30, 2022 and 2021, respectively.
6.
Revolving Credit Facilities

As of June 30, 2022, the Company’s Revolving Credit Facility (as defined below) had outstanding borrowings of $125.0 million with a weighted-average interest rate of 2.2%.

In June 2022, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions and J.P. Morgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”). The Revolving Credit Facility provides for borrowings of up to $950 million if certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level. The Revolving Credit Facility was amended to, among other things, (i) modify the financial covenants and certain other provisions contained therein, (ii) extend the maturity date to June 2026 subject to two six-month options to extend the maturity to June 2027 upon the Company’s request (subject to satisfaction of certain conditions), and (iii) change the interest rate benchmark from LIBOR to SOFR.

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a spread (0.95% at June 30, 2022) or (ii) the alternative base rate plus a spread (0% at June 30, 2022). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2022. The specified spreads and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Investor Services, Inc. (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component where by the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants at June 30, 2022.

In June 2022, in connection with the amendment to the Revolving Credit Facility described above, the Company terminated its separate $20 million unsecured revolving credit facility with PNC Bank, National Association.

7.
Term Loan

As of June 30, 2022, the Company’s Term Loan (as defined below) had outstanding borrowings of $200.0 million with a weighted-average interest rate of 2.3%.

In June 2022, the Company amended and restated its $100 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”) to, among other things, (i) modify the financial covenants and certain other provisions contained therein in a manner consistent with the amendments made to the Revolving Credit Facility, (ii) extend the maturity date to June 2027, (iii) add a $100 million delayed draw feature (that was drawn upon in June 2022) and (iv) change the interest rate benchmark from LIBOR to SOFR. The Term Loan bears interest at variable rates, based on the Company’s long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a spread (1.05% at June 30, 2022) or (ii) the alternative base rate plus a spread (0.0% at June 30, 2022). The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments. The Term Loan also features a sustainability-linked pricing component where by the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facility. The Company was in compliance with these financial covenants at June 30, 2022.

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,452,846	$1,431,204	$1,451,768	$1,559,973
Revolving Credit Facilities and Term Loan	323,354	325,000	99,810	100,000
Mortgage Indebtedness	90,704	89,200	125,799	127,488
	$1,866,904	$1,845,404	$1,677,377	$1,787,461

9.
Equity

Common Share Dividend

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Common share dividends declared per share	$0.13	$0.12	$0.26	$0.23

Common Shares Issuance

On March 1, 2022, the Company settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million. In the second quarter of 2022, the Company sold 201,800 common shares at a weighted-average price of $16.03 per share before issuance costs resulting in gross proceeds of $3.2 million.

10.
Impairments

For the six months ended June 30, 2022, the Company recorded an impairment charge of $2.5 million as a result of its tenant exercising a $7.0 million fixed price purchase option of their building pursuant to the lease agreement. The charge was based on the difference between the carrying value of the asset and the purchase price.

11.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Numerators – Basic and Diluted
Net income	$60,409	$21,987	$74,364	$38,168
Income attributable to non-controlling interests	(19)	(118)	(37)	(291)
Write-off of preferred share original issuance costs	—	(5,156)	—	(5,156)
Preferred dividends	(2,789)	(2,945)	(5,578)	(8,078)
Earnings attributable to unvested shares and OP units	(125)	(151)	(251)	(299)
Net income attributable to common shareholders after allocation to participating securities	$57,476	$13,617	$68,498	$24,344
Denominators – Number of Shares
Basic—Average shares outstanding	213,864	211,035	212,989	204,819
Assumed conversion of dilutive securities:
PRSUs	906	846	1,104	808
OP units	141	—	141	—
Diluted—Average shares outstanding	214,911	211,881	214,234	205,627
Earnings Per Share:
Basic	$0.27	$0.06	$0.32	$0.12
Diluted	$0.27	$0.06	$0.32	$0.12

For the three and six months ended June 30, 2022, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2022, March 2021 and March 2020 were considered in the computation of dilutive EPS. For the three and six months ended June 30, 2021, PRSUs issued to certain executives in March 2020 and March 2019 were considered in the computation of diluted EPS. For the three and six months ended June 30, 2021, the PRSUs issued in March 2021 were anti-dilutive and, therefore, not considered in the computation of diluted EPS. The Company recorded a mark-to-market adjustment of $5.6 million as expense for the six months ended June 30, 2021, in connection with the PRSUs granted in March 2018. In March 2022, the Company issued 519,255 common shares in settlement of certain PRSUs granted in 2019 and 2020.

12.
Subsequent Events

In July 2022, the Company acquired Parkwood Shops (Smyrna, Georgia), for $8.4 million.

In July 2022, the DDRM Joint Venture sold 13 owned shopping centers for an aggregate sales price of $387.6 million ($77.5 million at the Company's share) with the related mortgage debt of $225.0 million repaid upon closing. Also, in July 2022, the DDRM Joint Venture sold Oviedo Park Crossing (Oviedo, Florida) for $28.0 million ($5.6 million at the Company's share) with related mortgage debt repaid upon closing.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers. As of June 30, 2022, the Company’s portfolio consisted of 132 shopping centers (including 33 shopping centers owned through unconsolidated joint ventures). At June 30, 2022, the Company owned approximately 30.8 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At June 30, 2022, the aggregate occupancy of the Company’s operating shopping center portfolio was 90.9% versus 89.7% at June 30, 2021, and the average annualized base rent per occupied square foot was $18.86 versus $18.39 at June 30, 2021, on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$57,601	$13,768	$68,749	$24,643
FFO attributable to common shareholders	$65,866	$60,495	$127,092	$110,006
Operating FFO attributable to common shareholders	$66,454	$65,254	$128,011	$120,556
Earnings per share – Diluted	$0.27	$0.06	$0.32	$0.12

For the six months ended June 30, 2022, the increase in net income attributable to common shareholders, as compared to the prior-year period, was primarily attributable to higher gain on sale and change in control of interests, operating results driven by base rent growth at existing assets, the net impact of property investments and the write-off of preferred share original issuance costs in 2021, partially offset by lower equity in net income of joint ventures and lower fee income from Retail Value Inc. (“RVI”).

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses. The Company continues to monitor the impact of the COVID-19 pandemic on its business and has taken additional steps as needed in order to protect the health and safety of its workforce.

The Company’s collection rates continued to improve throughout 2021 reaching at or near pre-pandemic levels by year-end 2021. A substantial majority of tenants, consistent with periods prior to the COVID-19 pandemic, including tenants previously on the cash basis of accounting, are paying their monthly rent and have repaid deferred rents relating to prior periods. Included in the results for the three and six months ended June 30, 2022 were $1.2 million and $2.3 million, respectively, of prior-period net revenue at SITE Centers’ share, primarily from cash basis tenants and related reserve adjustments.

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

Year-to-date transaction and investment highlights for the Company through July 22, 2022, include the following:

•
Acquired nine shopping centers for an aggregate purchase price of $269.7 million, including Artesia Village (Scottsdale, Arizona), Shops at Boca Center (Boca Raton, Florida), Shoppes of Crabapple (Alpharetta, Georgia),

La Fiesta Square and Lafayette Mercantile (Lafayette, California), Shops at Tanglewood (Houston, Texas) and Boulevard Marketplace, Fairfax Marketplace and Fairfax Pointe (Fairfax, Virginia).
•
Acquired its joint venture partner’s interest in Casselberry Commons (Casselberry, Florida) for $35.6 million ($44.5 million at 100%).
•
Sold a wholly-owned shopping center and one parcel at a wholly-owned shopping center in addition to an unconsolidated shopping center for an aggregate sales price of $35.4 million or $25.0 million at the Company’s share.
•
Sold its 20% interest in the SAU Joint Venture to its partner based on a gross asset value of $155.7 million (at 100%) and its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%).
•
Amended and restated its $950 million revolving credit facility to extend the maturity date to June 2026 (subject to two six-month extension options). The Company amended its $100 million term loan to extend the maturity date to June 2027 and change the interest rate benchmark from LIBOR to SOFR. Also, in June 2022, the Company drew an additional $100.0 million on the term loan facility with total borrowings aggregating $200.0 million at June 30, 2022. As of July 22, 2022, the Company no longer maintains any indebtedness having an interest rate determined by reference to the LIBOR benchmark.
•
Settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million. In the second quarter of 2022, the Company sold 0.2 million common shares resulting in gross proceeds of $3.2 million.
•
In July 2022, acquired Parkwood Shops (Smyrna, Georgia) for $8.4 million.
•
In July 2022, the DDRM Joint Venture sold 13 assets for an aggregate sales price of $387.6 million ($77.5 million at the Company's share) with $225.0 million of mortgage debt repaid upon closing. This joint venture also sold Oviedo Park Crossing (Oviedo, Florida) in July 2022 for $28.0 million ($5.6 million at the Company's share) with related mortgage debt repaid upon closing.

Company Operational Highlights

During the six months ended June 30, 2022, the Company completed the following operational activities:

•
Leased approximately 2.6 million square feet of GLA, including 132 new leases and 226 renewals for a total of 358 leases. As of June 30, 2022, the remaining 2022 lease expirations aggregated approximately 0.3 million square feet of GLA (representing approximately 24% of total annualized base rent of 2022 expiring leases as of December 31, 2021), as compared to 1.7 million square feet of GLA as of December 31, 2021;
•
At December 31, 2021, the Company had 339 leases expiring in 2022, with an average base rent per square foot of $20.31, on a pro rata basis. For the comparable leases executed in the six months ended June 30, 2022, the Company generated positive leasing spreads on a pro rata basis of 23.7% for new leases and 5.1% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
The Company’s total portfolio average annualized base rent per square foot increased to $18.86 at June 30, 2022, on a pro rata basis, as compared to $18.33 at December 31, 2021 and $18.39 at June 30, 2021, primarily due to the impact of acquisitions and new leases that commenced in the first half of 2022;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 90.9% at June 30, 2022, on a pro rata basis, as compared to 90.0% at December 31, 2021 and 89.7% at June 30, 2021 and
•
For new leases executed during the six months ended June 30, 2022, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $7.15 per rentable square foot, on a pro rata basis, over the lease term, as compared to $7.70 per rentable square foot in 2021. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2021, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2022	2021	$ Change
Rental income(A)	$136,203	$126,230	$9,973
Fee and other income	4,479	9,238	(4,759)
Total revenues	$140,682	$135,468	$5,214

	Six Months
	Ended June 30,
	2022	2021	$ Change
Rental income(A)	$266,087	$246,120	$19,967
Fee and other income(B)	8,915	17,487	(8,572)
Total revenues	$275,002	$263,607	$11,395
(A)
The following tables summarize the key components of the 2022 rental income as compared to 2021 (in thousands):

	Three Months
	Ended June 30,
Contractual Lease Payments	2022	2021	$ Change
Base and percentage rental income	$97,933	$87,683	$10,250
Recoveries from tenants	33,763	30,482	3,281
Uncollectible revenue	1,162	5,787	(4,625)
Lease termination fees, ancillary and other rental income	3,345	2,278	1,067
Total contractual lease payments	$136,203	$126,230	$9,973

	Six Months
	Ended June 30,
Contractual Lease Payments	2022	2021	$ Change
Base and percentage rental income(1)	$192,157	$173,942	$18,215
Recoveries from tenants(2)	66,597	61,077	5,520
Uncollectible revenue(3)	2,270	7,185	(4,915)
Lease termination fees, ancillary and other rental income	5,063	3,916	1,147
Total contractual lease payments	$266,087	$246,120	$19,967
(1)
The changes in base and percentage rental income for the six months ended June 30, 2022, were due to the following (in millions):

Increase
Acquisition of shopping centers	$10.8
Comparable Portfolio Properties	5.7
Straight-line rents	1.7
Total	$18.2

The increase in straight-line rents is primarily due to the removal of straight-line rent reserves for tenants that were removed from the cash basis of accounting ($1.2 million).

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio June 30,
	2022	2021
Centers owned (at 100%)	132	137
Aggregate occupancy rate	90.9%	89.7%
Average annualized base rent per occupied square foot	$18.86	$18.39

	Wholly-Owned Shopping Centers June 30,
	2022	2021
Centers owned	99	80
Aggregate occupancy rate	91.0%	90.2%
Average annualized base rent per occupied square foot	$19.06	$18.61

	Joint Venture Shopping Centers June 30,
	2022	2021
Centers owned	33	57
Aggregate occupancy rate	90.7%	86.7%
Average annualized base rent per occupied square foot	$15.25	$15.27
(2)
Recoveries from tenants were approximately 78.7% and 78.2% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2022 and 2021, respectively.
(3)
Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns. The net amount reported as income was primarily attributable to rental income paid in each respective year from tenants on the cash basis of accounting and related reserve adjustments, which related to amounts (including deferred rents) originally owed in 2020 and 2021.
(B)
In 2022, Fee and Other Income was primarily earned from the Company's unconsolidated joint ventures. The decrease primarily relates to lower fee revenue from RVI as a result of assets sales completed by RVI in 2021. In 2022, the Company expects to record less fee income due to the continued decrease in assets under management as compared to prior years related to both RVI and joint ventures. As of June 30, 2022, RVI does not own any remaining real estate investments. The management agreement with RVI in effect as of January 1, 2022, includes a reduced asset management fee to effectuate a wind-up of its operations. In July 2022, the DDRM Joint Venture sold 14 assets. The Company expects that the DDRM Properties Joint Venture may sell additional assets in the future.

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

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2022	2021	$ Change
Operating and maintenance	$22,278	$19,422	$2,856
Real estate taxes	20,624	19,535	1,089
Impairment charges	2,536	—	2,536
General and administrative	11,353	12,425	(1,072)
Depreciation and amortization	51,021	47,217	3,804
	$107,812	$98,599	$9,213

	Six Months
	Ended June 30,
	2022	2021	$ Change
Operating and maintenance(A)	$44,214	$39,638	$4,576
Real estate taxes(A)	40,807	39,199	1,608
Impairment charges(B)	2,536	7,270	(4,734)
General and administrative(C)	23,604	29,820	(6,216)
Depreciation and amortization(A)	101,385	92,777	8,608
	$212,546	$208,704	$3,842
(A)
The changes for the six months ended June 30, 2022, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$2.1	$2.0	$9.5
Comparable Portfolio Properties	2.5	(0.4)	(0.9)
	$4.6	$1.6	$8.6
(B)
Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods could result in the recognition of impairment charges.
(C)
General and administrative expenses for the six months ended June 30, 2022 and 2021, were approximately 6.6% and 6.9% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods. Excluding mark‑to‑market activity recorded in 2021 of $5.6 million for certain PRSUs which were granted in 2018 and settled in 2021, general and administrative expenses were 5.6% of total revenues for the six months ended June 30, 2021. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2022	2021	$ Change
Interest expense	$(18,909)	$(19,136)	$227
Other expense, net	(1,147)	(324)	(823)
	$(20,056)	$(19,460)	$(596)

	Six Months
	Ended June 30,
	2022	2021	$ Change
Interest expense(A)	$(37,167)	$(38,531)	$1,364
Other expense, net	(1,651)	(690)	(961)
	$(38,818)	$(39,221)	$403
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Six Months
	Ended June 30,
	2022	2021
Weighted-average debt outstanding (in billions)	$1.8	$1.8
Weighted-average interest rate	3.9%	4.0%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity and prudent leverage levels and lengthy average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 3.8% and 3.9% at June 30, 2022 and 2021, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.2 million for both the three months ended June 30, 2022 and 2021 and $0.5 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2022	2021	$ Change
Equity in net income of joint ventures	$1,381	$4,850	$(3,469)
Gain on sale of interests	41,970	—	41,970
Gain on disposition of real estate, net	4,597	218	4,379
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(353)	(490)	137
Income attributable to non-controlling interests, net	(19)	(118)	99

	Six Months
	Ended June 30,
	2022	2021	$ Change
Equity in net income of joint ventures(A)	$1,550	$9,235	$(7,685)
Gain on sale and change in control of interests(B)	45,326	13,908	31,418
Gain on disposition of real estate, net	4,455	198	4,257
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(605)	(855)	250
Income attributable to non-controlling interests, net	(37)	(291)	254
(A)
The decrease primarily was the result of gains on sale of assets recognized in 2021. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2022, the Company recorded a $3.3 million gain from the acquisition of its partner's 80% equity interest in an asset (Casselberry Commons) from the Company’s partner in the DDRM Properties Joint Venture, a $16.6 million gain from the sale of its 20% interest in the SAU Joint Venture to its partner and a $25.4 million gain from the sale of its 50% interest in Lennox Town Center to its partner. In 2021, relates to the sale of the Company’s interest in the undeveloped land in Richmond Hill, Ontario.

Net Income (in thousands)

	Three Months
	Ended June 30,
	2022	2021	$ Change
Net income attributable to SITE Centers	$60,390	$21,869	$38,521

	Six Months
	Ended June 30,
	2022	2021	$ Change
Net income attributable to SITE Centers	$74,327	$37,877	$36,450

The increase in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to higher gain on sale and change in control of interests, higher operating results driven by base rent growth at existing assets and the net impact of property investments, partially offset by lower equity in net income of joint ventures and lower fee income.

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

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include write-off of preferred share original issuance costs, gains/losses on the early extinguishment of debt, certain transaction fee income, transaction costs and other restructuring type costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended June 30,
	2022	2021	$ Change
FFO attributable to common shareholders	$65,866	$60,495	$5,371
Operating FFO attributable to common shareholders	66,454	65,254	1,200

	Six Months
	Ended June 30,
	2022	2021	$ Change
FFO attributable to common shareholders	$127,092	$110,006	$17,086
Operating FFO attributable to common shareholders	128,011	120,556	7,455

The increase in FFO for the six months ended June 30, 2022, as compared to the prior-year period, was primarily attributable to higher operating results driven by base rent growth at existing assets and the net impact of property investments and lower general and administrative expenses due to the mark-to-market adjustment on certain PRSUs settled in 2021, partially offset by lower management fees and lower uncollectible revenue due to lower reserve adjustments and the write-off of preferred share original issuance costs in 2021. The change in Operating FFO primarily was due to positive operating results, partially offset by lower fee income.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$57,601	$13,768	$68,749	$24,643
Depreciation and amortization of real estate investments	49,775	45,807	98,903	89,995
Equity in net income of joint ventures	(1,381)	(4,850)	(1,550)	(9,235)
Joint ventures' FFO(A)	3,883	5,971	8,198	11,406
Non-controlling interests (OP Units)	19	17	37	33
Impairment of real estate	2,536	—	2,536	7,270
Gain on sale and change in control of interests	(41,970)	—	(45,326)	(13,908)
Gain on disposition of real estate, net	(4,597)	(218)	(4,455)	(198)
FFO attributable to common shareholders	65,866	60,495	127,092	110,006
RVI disposition fees	(385)	(592)	(385)	(592)
Mark-to-market adjustment (PRSUs)	—	—	—	5,589
Debt extinguishment, transactions, net	971	165	1,302	367
Joint ventures – debt extinguishment and other, net	2	30	2	30
Write-off of preferred share original issuance costs	—	5,156	—	5,156
Non-operating items, net	588	4,759	919	10,550
Operating FFO attributable to common shareholders	$66,454	$65,254	$128,011	$120,556

(A)
At June 30, 2022 and 2021, the Company had an economic investment in unconsolidated joint ventures which owned 33 and 56 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to unconsolidated joint ventures	$1,339	$15,146	$(39)	$48,662
Depreciation and amortization of real estate investments	13,328	16,587	27,673	33,704
Impairment of real estate	3,340	—	8,540	—
Gain on disposition of real estate, net	(1,790)	(8,186)	(1,692)	(36,587)
FFO	$16,217	$23,547	$34,482	$45,779
FFO at SITE Centers' ownership interests	$3,883	$5,971	$8,198	$11,406
Operating FFO at SITE Centers' ownership interests	$3,885	$6,001	$8,200	$11,436

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021	2022	2021
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$74,327	$37,877	$74,327	$37,877
Fee income	(6,818)	(16,906)	(6,818)	(16,906)
Interest expense	37,167	38,531	37,167	38,531
Depreciation and amortization	101,385	92,777	101,385	92,777
General and administrative	23,604	29,820	23,604	29,820
Other expense, net	1,651	690	1,651	690
Impairment charges	2,536	7,270	2,536	7,270
Equity in net income of joint ventures	(1,550)	(9,235)	(1,550)	(9,235)
Tax expense	605	855	605	855
Gain on sale and change in control of interests	(45,326)	(13,908)	(45,326)	(13,908)
Gain on disposition of real estate, net	(4,455)	(198)	(4,455)	(198)
Income from non-controlling interests	37	291	37	291
Consolidated NOI, net of non-controlling interests	$183,163	$167,864	$183,163	$167,864

Net (loss) income from unconsolidated joint ventures	$(39)	$48,662	$615	$8,187
Interest expense	18,319	21,918	4,151	5,407
Depreciation and amortization	27,673	33,704	6,148	7,675
Impairment charges	8,540	—	1,708	—
Other expense, net	4,994	5,974	1,182	1,486
Gain on disposition of real estate, net	(1,692)	(36,587)	(291)	(4,478)
Unconsolidated NOI	$57,795	$73,671	$13,513	$18,277

Total Consolidated + Unconsolidated NOI			$196,676	$186,141
Less: Non-Same Store NOI adjustments			(9,234)	1,158
Total SSNOI including redevelopment			$187,442	$187,299

SSNOI % Change including redevelopment			0.1%

SSNOI for the six months ended June 30, 2022 included uncollectible revenue of $2.3 million as compared to $7.2 million for the six months ended June 30, 2021, due to a decrease in the amount of net revenues received from tenants related to prior periods primarily from cash basis tenants and related reserve adjustments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company periodically evaluates opportunities to issue and sell additional debt or equity securities, obtain credit facilities from lenders or repurchase or refinance long-term debt as part of its overall strategy to further strengthen its financial position. The Company remains committed to monitoring liquidity and the duration of its indebtedness and to maintaining prudent leverage levels in an effort to manage its overall risk profile.

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under its Revolving Credit Facility (as defined below), no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any new debt financings may also entail higher rates of interest than the indebtedness being refinanced, which could have an adverse effect on the Company’s operations.

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.9 billion at June 30, 2022, compared to $1.7 billion at December 31, 2021.

The Company had an unrestricted cash balance of $38.5 million at June 30, 2022 and a $125.0 million outstanding balance on its Revolving Credit Facility, and accordingly, availability under the Revolving Credit Facility of $825.0 million (subject to satisfaction of applicable borrowing conditions). The Company has no remaining consolidated debt maturing in 2022. The Company has $87.2 million aggregate principal amount of senior notes and $35.5 million aggregate principal amount of consolidated mortgage debt maturing in 2023. As of July 22, 2022, reflecting the refinancing of the DDRM Joint Venture mortgage loan on July 1, 2022 and excluding the indebtedness relating to the assets in the DDRM Joint Venture that were sold in July 2022, the DDRM Joint Venture had approximately $23.2 million of mortgage debt outstanding at the Company’s share maturing in June 2023, which has a one-year extension option subject to certain conditions. As of June 30, 2022, the Company did not have any consolidated indebtedness outstanding having an interest rate determined by reference to LIBOR. As of June 30, 2022, the Company anticipates that it has approximately $30 million to be incurred on its pipeline of identified redevelopment projects. The Company declared a common share dividend of $0.26 per share in the six months ended June 30, 2022. The Company believes it has sufficient liquidity to operate its business at this time.

Revolving Credit Facility and Term Loan

In June 2022, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions and J.P. Morgan Chase Bank, N.A., as administrative agent, (the “Revolving Credit Facility.”) The Revolving Credit Facility provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments. The Revolving Credit Facility was amended to, among other things, (i) modify the financial covenants and certain other provisions contained therein, (ii) extend the maturity date to June 2026 subject to two six-month options to extend the maturity date to June 2027 upon the Company’s request (subject to satisfaction of certain conditions), and (iii) change the interest rate benchmark from LIBOR to SOFR. The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a spread (0.95% at June 30, 2022) or (ii) the alternative base rate plus a spread (0% at June 30, 2022). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2022. The specified spreads and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Investor Services Inc. (“Fitch”) (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

In June 2022, in connection with the amendments to the Revolving Credit Facility, the Company terminated its unsecured revolving credit facility with PNC Bank, National Association, which provided for borrowings of up to $20 million.

In June 2022, the Company also amended and restated its $100 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”) to, among other things, (i) modify the financial covenants and certain other provisions contained therein in a manner consistent with the amendments made to the Revolving Credit Facility, (ii) extend the maturity date to June 2027, (iii) add a $100 million delayed draw feature and (iv) change the interest rate benchmark from LIBOR to SOFR. The Term Loan bears interest at variable rates, based on the Company’s long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a spread (1.05% at June 30, 2022) or (ii) the alternative base rate plus a spread (0.0% at June 30, 2022). The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments. The Term Loan also features a sustainability-linked pricing component where by the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The covenants governing the Term Loan are substantially identical to those governing the Revolving Credit Facility.

In late June 2022, the Company utilized the Term Loan’s delayed draw feature to borrow an additional $100.0 million on the Term Loan. As a result, the aggregate principal amount outstanding on the Term Loan was $200.0 million at June 30, 2022.

The Revolving Credit Facility, the Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of June 30, 2022, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Consolidated Indebtedness – as of June 30, 2022

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

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of June 30, 2022

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $0.8 billion and $1.0 billion at June 30, 2022 and 2021, respectively. Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentation. Excluding the Company’s DDRM Joint Venture’s mortgage debt that was refinanced and repaid in July 2022 with proceeds from the joint venture's sale of 14 assets, the outstanding indebtedness of the Company’s unconsolidated joint ventures at June 30, 2022, which matures in the subsequent 13-month period (i.e. through July 2023), is $115.8 million ($23.2 million at the Company’s share). All of this amount is attributable to the DDRM Joint Venture and the Company expects the joint venture to repay the indebtedness with proceeds from possible asset sales or to exercise the option to extend the loan's maturity date by one year.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Similar to SITE Centers, the Company’s joint ventures experienced a reduction in rent collections, beginning in the second quarter of 2020, as a result of the impact of the COVID-19 pandemic. Though rent collection at the Company’s joint ventures had reached at or near pre-pandemic levels by year-end 2021, any future deterioration in rent collection may cause one or more of these joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2022	2021
Cash flow provided by operating activities	$132,107	$144,756
Cash flow used for investing activities	(288,951)	(31,561)
Cash flow provided by (used for) financing activities	154,772	(126,457)

Changes in cash flow for the six months ended June 30, 2022, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $12.6 million primarily due to the following:

•
Decrease in cash collected from tenants in 2022 related to prior periods primarily from cash basis tenants;
•
Decrease in fees earned from joint ventures and managed properties and
•
Increase in income from acquired properties.

Investing Activities: Cash used for investing activities increased $257.4 million primarily due to the following:

•
Increase in real estate assets acquired, developed and improved of $288.3 million;
•
Increase in proceeds from disposition of real estate and disposition of joint venture interests of $46.9 million and
•
Decrease in distributions from unconsolidated joint ventures of $16.0 million.

Financing Activities: Cash provided by financing activities increased $281.2 million primarily due to the following:

•
Increase in borrowings from the Revolving Credit Facility and Term Loan, net of debt repayments of $344.0 million;
•
Increase in payment of debt issuance costs of $7.6 million;
•
Increase in dividends paid of $15.8 million;
•
Increase from prior year preferred share redemption of $150.0 million and
•
Decrease in net proceeds from common share offerings of $188.5 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $61.4 million and $56.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2022 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.13 per common share for the first and second quarters of 2022. The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operating and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

In March 2022, the Company settled 2.2 million common shares, which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million. In the second quarter of 2022, the Company sold 201,800 common shares at a weighted-average price of $16.03 per share before issuance costs generating gross proceeds of $3.2 million. At July 22, 2022, the Company had approximately $211.7 million available for the future offering of common shares under this program.

In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through July 22, 2022, the Company had repurchased 5.1 million of its common shares under this program in open market transactions at an aggregate cost of approximately $57.9 million, or $11.33 per share. As of July 22, 2022, the Company had not repurchased any shares under the program since March 2020.

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

Equity Transactions

In March 2022, the Company settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million. In the second quarter of 2022, the Company sold 201,800 common shares, generating gross proceeds of $3.2 million.

Acquisitions

During the six months ended June 30, 2022, the Company acquired nine assets for an aggregate purchase price of $269.7 million: Artesia Village (Scottsdale, Arizona) for $14.5 million; La Fiesta Square and Lafayette Mercantile (Lafayette, California) for $60.8 million and $43.0 million, respectively; Shops at Boca Center (Boca Raton, Florida) for $90.0 million; Shoppes of Crabapple (Alpharetta, Georgia) for $4.4 million; Shops at Tanglewood (Houston, Texas) for $22.2 million and Boulevard Marketplace, Fairfax Marketplace and Fairfax Pointe (Fairfax, Virginia) for $10.4 million, $16.0 million and $8.4 million, respectively.

The Company also acquired its partner’s 80% equity interest in Casselberry Commons (Casselberry, Florida) from the Company’s partner in the DDRM Properties Joint Venture for $35.6 million ($44.5 million at 100%). This transaction resulted in a Gain on Change in Control of Interests of $3.3 million.

In July 2022, the Company acquired Parkwood Shops (Smyrna, Georgia), for $8.4 million.

Dispositions

In the second quarter of 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%). These transactions resulted in a Gain on Sale of Interests of $42.0 million.

In the six months ended June 30, 2022, the Company sold a wholly-owned shopping center and one parcel at a wholly-owned shopping center in addition to an unconsolidated shopping center generating proceeds totaling $35.4 million of which the Company’s share was $25.0 million.

In July 2022, the DDRM Joint Venture sold 13 owned shopping centers for an aggregate sales price of $387.6 million ($77.5 million at the Company's share) with the related mortgage debt of $225.0 million repaid upon closing. Also, in July 2022, the DDRM Joint Venture sold Oviedo Park Crossing (Oviedo, Florida) for $28.0 million ($5.6 million at the Company's share) with related mortgage debt repaid upon closing.

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

Redevelopment Opportunities

One key component of the Company’s long-term strategic plan will be the evaluation of additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate. The Company will generally commence construction on redevelopment projects only after substantial tenant leasing has occurred. At June 30, 2022, the Company anticipates that it has approximately $30 million to be incurred on its pipeline of identified redevelopment projects.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at June 30, 2022, the Company had approximately $63 million in construction in progress in various active consolidated redevelopment and other projects on a net basis. The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date. At June 30, 2022, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at June 30, 2022
West Bay Plaza - Phase II (Cleveland, Ohio)	4Q23	$9,102	$6,360
Perimeter Pointe (Atlanta, Georgia)	TBD	TBD	1,314
Total		$9,102	$7,674

At June 30, 2022, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at June 30, 2022
Tanasbourne Town Center (Portland, Oregon)	4Q24	$11,540	$1,593
Nassau Park Pavilion (Trenton, New Jersey)	3Q23	7,635	1,666
University Hills (Denver, Colorado)	4Q23	5,972	2,231
Shoppers World (Boston, Massachusetts)	4Q23	4,967	1,299
Hamilton Marketplace (Trenton, New Jersey)	1Q23	3,843	3,407
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,339	1,034
Other Tactical Projects	N/A	9,226	6,990
Total		$45,522	$18,220

Redevelopment projects placed into service in 2022 were completed at a cost of approximately $159 per square foot.

CAPITALIZATION

At June 30, 2022, the Company’s capitalization consisted of $1.9 billion of debt, $175.0 million of preferred shares and $2.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $13.47, the closing price of the Company’s common shares on the New York Stock Exchange on June 30, 2022), resulting in a debt to total market capitalization ratio of 0.38 to 1.0, as compared to the ratio of 0.35 to 1.0 at June 30, 2021. The closing price of the Company’s common shares on the New York Stock Exchange was $15.06 at June 30, 2021. At June 30, 2022 and 2021, the Company’s total debt consisted of $1.6 billion of fixed-rate debt for both periods and $0.3 billion and $0.2 billion, respectively, of variable-rate debt.

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

The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in certain mergers and acquisitions and make distribution to its shareholders. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures permit the acceleration of maturity in the event certain other debt of the Company is in default or has been accelerated. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no remaining consolidated debt maturing in 2022. The Company has $87.2 million aggregate principal amount of senior notes and $35.5 million aggregate principal amount of consolidated mortgage debt maturing in 2023. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $24.6 million for its consolidated properties at June 30, 2022. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2022, the Company had purchase order obligations, typically payable within one year, aggregating approximately $12.2 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite the impact of the COVID-19 pandemic, increasing e-commerce distribution and growing economic uncertainty, the Company continues to believe there is retailer demand for quality locations within well-positioned shopping centers and continues to see demand from a broad range of tenants for its space. The Company has experienced strong momentum in new lease discussions and renewal negotiations with tenants. The Company executed new leases and renewals aggregating approximately 2.1 million square feet of space for the six months ended June 30, 2022, on a pro rata basis, which is higher than the Company’s typical pre-pandemic leasing volumes despite a decrease in the Company's owned GLA since 2019. Although there may be some additional disruption among existing tenants due to inflationary pressures, supply chain impacts and labor shortages, the Company believes that recent strong leasing volumes are attributable to the location of the Company’s portfolio in suburban, high household income communities (which have been impacted less by the COVID-19 pandemic on a relative basis) and to its national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations to improve the spread and efficiency of fulfillment of online purchases.

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

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993. At June 30, 2022 and December 31, 2021, the shopping center portfolio occupancy, on a pro rata basis, was 90.9% and 90.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $18.86 and $18.33, respectively. The Company’s portfolio was impacted by tenant bankruptcies and lease expirations in 2020, and the Company expects to expend significant amounts of capital in coming periods in connection with recently executed leases and in order to re-lease remaining vacancies. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent anchor leasing activity will cause aggregate leasing capital expenditure levels to remain elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the six months ended June 30, 2022 and 2021, on a pro rata basis, was $7.15 and $7.70 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time. During early 2021, the Company worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis often in exchange for concessions in the form of tenant extensions of lease terms, the relaxation of leasing restrictions and co-tenancy provisions and, in some cases, alterations of control areas allowing for future redevelopment of the shopping center. The Company’s collection rates showed significant improvements in 2021 and a substantial majority of the Company’s tenants consistent with trends prior to the COVID-19 pandemic, including cash basis tenants, are paying their monthly rent and repaying deferred rents relating to prior periods. As of June 30, 2022, the majority of rent deferral arrangements for tenants that are not accounted for on the cash basis have been repaid.

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic. As new surges in contagion occur, or if new COVID-19 variants were to emerge which are more resistant to vaccines, or if there are decreases in the effectiveness of such vaccines, the Company’s recent success in the leasing space and the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations in the future. Certain tenant categories remain especially vulnerable to the impact of the COVID-19 pandemic, including movie theaters, fitness centers and local restaurants. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•
The Company’s financial condition may be affected by required debt service payments, the risk of default, restrictions on its ability to incur additional debt or to enter into certain transactions under its Revolving Credit Facility and Term Loan and other documents governing its debt obligations and the risk of downgrades from debt rating services. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s Revolving Credit Facility are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2022				December 31, 2021
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,543.5	3.4	4.1%	82.7%	$1,577.6	3.8	4.1%	94.1%
Variable-Rate Debt	$323.4	4.6	2.3%	17.3%	$99.8	1.1	1.1%	5.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	June 30, 2022				December 31, 2021
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$582.0	$116.4	1.1	4.3%	$673.9	$146.2	2.4	4.2%
Variable-Rate Debt	$190.7	$41.8	1.0	3.2%	$199.4	$43.5	1.4	2.2%

The Company intends to use retained cash flow, proceeds from asset sales, equity and debt financing and variable-rate indebtedness available under its Revolving Credit Facility to repay indebtedness and fund capital expenditures at the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness or needs to refinance existing fixed-rate indebtedness in a rising interest rate environment, its exposure to increases in interest rates in an inflationary period could increase. The Company does not believe, however, that increases in interest expense will significantly impact the Company’s distributable cash flow given the Company’s outstanding debt maturity profile.

The carrying value and the fair value of the Company’s fixed-rate debt are adjusted to include the Company’s proportionate share of the joint venture fixed-rate debt. An estimate of the effect of a 100 basis-point increase at June 30, 2022 and December 31, 2021, is summarized as follows (in millions):

	June 30, 2022			December 31, 2021
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,543.5	$1,520.4	$1,475.2	$1,577.6	$1,687.5	$1,630.3
Company's proportionate share of joint venture fixed-rate debt	$116.4	$115.9	$114.8	$146.2	$149.7	$146.8

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2022, would result in an increase in interest expense of approximately $1.6 million for the Company and $0.2 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the six months ended June 30, 2022. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2022, the Company had no other material exposure to market risk.

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

During the three months ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2022	1,038	$16.77	—	$—
May 1–31, 2022	2,839	14.71	—	—
June 1–30, 2022	20	15.72	—	—
Total	3,897	$15.26	—	$42.1

(1)
Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date. As of July 22, 2022, the Company had repurchased 5.1 million of its common shares under this program in open-market transactions at an aggregate cost of $57.9 million, or $11.33 per share. As of July 22, 2022, the Company had not repurchased any shares under the program since March 2020.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

4.1	Fourth Amended and Restated Credit Agreement, dated as of June 6, 2022, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[3]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[3]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[3]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[3]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[3]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2022. Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
2.
Submitted electronically herewith.
3.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021, (iv) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: July 28, 2022