Form 10-Q
period 2022-09-30
SITE Centers Corp.
filed 2022-10-27
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 21, 2022 the registrant had 212,512,324 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2022

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Land	$1,095,662	$1,011,401
Buildings	3,848,821	3,624,164
Fixtures and tenant improvements	587,962	556,056
	5,532,445	5,191,621
Less: Accumulated depreciation	(1,672,242)	(1,571,569)
	3,860,203	3,620,052
Construction in progress and land	59,812	47,260
Total real estate assets, net	3,920,015	3,667,312
Investments in and advances to joint ventures, net	46,001	64,626
Cash and cash equivalents	20,883	41,807
Restricted cash	3,119	1,445
Accounts receivable	59,446	61,382
Other assets, net	147,507	130,479
	$4,196,971	$3,967,051
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,453,384	$1,451,768
Term loan, net	198,437	99,810
Revolving credit facilities	80,000	—
	1,731,821	1,551,578
Mortgage indebtedness, net	90,235	125,799
Total indebtedness	1,822,056	1,677,377
Accounts payable and other liabilities	226,952	218,779
Dividends payable	30,528	28,243
Total liabilities	2,079,536	1,924,399
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,370,870 and 211,286,874 shares issued at September 30, 2022 and December 31, 2021, respectively	21,437	21,129
Additional paid-in capital	5,974,001	5,934,166
Accumulated distributions in excess of net income	(4,044,178)	(4,092,783)
Deferred compensation obligation	4,865	4,695
Accumulated other comprehensive income	9,782	—
Less: Common shares in treasury at cost: 2,115,175 and 287,645 shares at September 30, 2022 and December 31, 2021, respectively	(29,266)	(5,349)
Total SITE Centers shareholders' equity	2,111,641	2,036,858
Non-controlling interests	5,794	5,794
Total equity	2,117,435	2,042,652
	$4,196,971	$3,967,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2022	2021
Revenues from operations:
Rental income	$135,123	$120,569
Fee and other income	3,720	13,872
	138,843	134,441
Rental operation expenses:
Operating and maintenance	22,314	18,562
Real estate taxes	20,423	19,160
General and administrative	10,799	11,727
Depreciation and amortization	51,179	44,669
	104,715	94,118
Other income (expense):
Interest expense	(20,139)	(19,170)
Other expense, net	(501)	(524)
	(20,640)	(19,694)
Income before earnings from equity method investments and other items	13,488	20,629
Equity in net income of joint ventures	25,918	1,824
Gain on sale of interests	228	35
Gain on disposition of real estate, net	26,837	5,871
Income before tax expense	66,471	28,359
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(258)	(202)
Net income	$66,213	$28,157
Income attributable to non-controlling interests, net	(18)	(93)
Net income attributable to SITE Centers	$66,195	$28,064
Preferred dividends	(2,789)	(2,789)
Net income attributable to common shareholders	$63,406	$25,275

Per share data:
Basic	$0.30	$0.12
Diluted	$0.30	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2022	2021
Revenues from operations:
Rental income	$401,210	$366,689
Fee and other income	12,635	31,359
	413,845	398,048
Rental operation expenses:
Operating and maintenance	66,528	58,200
Real estate taxes	61,230	58,359
Impairment charges	2,536	7,270
General and administrative	34,403	41,547
Depreciation and amortization	152,564	137,446
	317,261	302,822
Other income (expense):
Interest expense	(57,306)	(57,701)
Other expense, net	(2,152)	(1,214)
	(59,458)	(58,915)
Income before earnings from equity method investments and other items	37,126	36,311
Equity in net income of joint ventures	27,468	11,059
Gain on sale and change in control of interests	45,554	13,943
Gain on disposition of real estate, net	31,292	6,069
Income before tax expense	141,440	67,382
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(863)	(1,057)
Net income	$140,577	$66,325
Income attributable to non-controlling interests, net	(55)	(384)
Net income attributable to SITE Centers	$140,522	$65,941
Write-off of preferred share original issuance costs	—	(5,156)
Preferred dividends	(8,367)	(10,867)
Net income attributable to common shareholders	$132,155	$49,918

Per share data:
Basic	$0.62	$0.24
Diluted	$0.62	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net income	$66,213	$28,157	$140,577	$66,325
Other comprehensive income:
Change in fair value of interest-rate contracts	9,782	—	9,782	—
Foreign currency translation, net	—	—	—	(1)
Reclassification adjustment for foreign currency translation included in net income	—	—	—	2,683
Total other comprehensive income	9,782	—	9,782	2,682
Comprehensive income	$75,995	$28,157	$150,359	$69,007
Total comprehensive income attributable to non-controlling interests	(18)	(93)	(55)	(384)
Total comprehensive income attributable to SITE Centers	$75,977	$28,064	$150,304	$68,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2021	$175,000	$21,129	$5,934,166	$(4,092,783)	$4,695	$—	$(5,349)	$5,794	$2,042,652
Issuance of common shares related to stock plans	—	65	6	—	—	—	—	—	71
Issuance of common shares for cash offering	—	243	36,614	—	—	—		—	36,857
Stock-based compensation, net	—	—	2,649	—	8	—	(4,498)	—	(1,841)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(37)	(37)
Dividends declared-common shares	—	—	—	(55,810)	—	—	—	—	(55,810)
Dividends declared-preferred shares	—	—	—	(5,578)	—	—	—	—	(5,578)
Comprehensive income	—	—	—	74,327	—	—	—	37	74,364
Balance, June 30, 2022	175,000	21,437	5,973,435	(4,079,844)	4,703	—	(9,847)	5,794	2,090,678
Issuance of common shares related to stock plans	—	—	6	—	—	—	—	—	6
Expenses for cash offering	—		(126)	—	—	—	—	—	(126)
Stock-based compensation, net	—	—	686	—	162	—	581	—	1,429
Repurchase of common shares	—	—	—	—	—	—	(20,000)	—	(20,000)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,740)	—	—	—	—	(27,740)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	66,195	—	9,782	—	18	75,995
Balance, September 30, 2022	$175,000	$21,437	$5,974,001	$(4,044,178)	$4,865	$9,782	$(29,266)	$5,794	$2,117,435

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2020	$325,000	$19,400	$5,705,164	$(4,099,534)	$5,479	$(2,682)	$(11,319)	$3,315	$1,944,823
Issuance of common shares related to stock plans	—	8	91	—	—	—	—	—	99
Issuance of common shares for cash offering	—	1,696	219,711	—	—	—	3,923	—	225,330
Stock-based compensation, net	—	—	10,425	—	(995)	—	3,085	—	12,515
Distributions to non-controlling interests	—	—	—	—	—	—	—	(33)	(33)
Redemption of preferred shares	(150,000)		5,137	(5,156)					(150,019)
Dividends declared-common shares	—	—	—	(48,795)	—	—	—	—	(48,795)
Dividends declared-preferred shares	—	—	—	(7,739)	—	—	—	—	(7,739)
Comprehensive income	—	—	—	37,877	—	2,682	—	291	40,850
Balance, June 30, 2021	175,000	21,104	5,940,528	(4,123,347)	4,484	—	(4,311)	3,573	2,017,031
Issuance of common shares related to stock plans	—	6	127	—	—	—	—	—	133
Expenses for cash offering	—	—	(164)	—	—	—	—	—	(164)
Stock-based compensation, net	—	—	1,975	—	106	—	(504)	—	1,577
Distributions to non-controlling interests	—	—	—	—	—	—	—	(16)	(16)
Dividends declared-common shares	—	—	—	(25,462)	—	—	—	—	(25,462)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	28,064	—	—	—	93	28,157
Balance, September 30, 2021	$175,000	$21,110	$5,942,466	$(4,123,534)	$4,590	$—	$(4,815)	$3,650	$2,018,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2022	2021
Cash flow from operating activities:
Net income	$140,577	$66,325
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	152,564	137,446
Stock-based compensation	5,430	11,698
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	3,929	3,210
Equity in net income of joint ventures	(27,468)	(11,059)
Operating cash distributions from joint ventures	1,111	2,840
Gain on sale and change in control of interests	(45,554)	(13,943)
Gain on disposition of real estate, net	(31,292)	(6,069)
Impairment charges	2,536	7,270
Assumption of buildings due to ground lease terminations	(2,900)	—
Net change in accounts receivable	95	18,391
Net change in accounts payable and accrued expenses	8,025	5,143
Net change in other operating assets and liabilities	(1,567)	(3,888)
Total adjustments	64,909	151,039
Net cash flow provided by operating activities	205,486	217,364
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(329,570)	(62,610)
Real estate developed and improvements to operating real estate	(87,902)	(55,677)
Proceeds from disposition of joint venture interests	39,250	—
Proceeds from disposition of real estate	55,866	29,793
Equity contributions to joint ventures	(143)	(247)
Distributions from unconsolidated joint ventures	39,656	23,081
Repayment of joint venture advances, net	—	929
Net cash flow used for investing activities	(282,843)	(64,731)
Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	80,000	(135,000)
Proceeds from unsecured term loan	100,000	—
Payment of debt issuance costs	(7,598)	—
Repayment of mortgage debt	(35,577)	(25,613)
Proceeds from issuance of common shares, net of offering expenses	36,731	225,166
Redemption of preferred shares	—	(150,019)
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(5,873)	(4,878)
Repurchase of common shares	(20,000)	—
Distributions to non-controlling interests and redeemable operating partnership units	(53)	(39)
Dividends paid	(89,523)	(71,325)
Net cash flow provided by (used for) financing activities	58,107	(161,708)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)
Net decrease in cash, cash equivalents and restricted cash	(19,250)	(9,075)
Cash, cash equivalents and restricted cash, beginning of period	43,252	74,414
Cash, cash equivalents and restricted cash, end of period	$24,002	$65,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries. The Company’s tenant base includes a mixture of national and regional retail chains and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2022 and 2021, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2022	2021
Consolidation of the net assets of previously unconsolidated joint ventures	$42.8	$—
Investment in joint venture related to net assets acquired	8.5	—
Dividends declared, but not paid	30.5	28.3
Accounts payable related to construction in progress	12.6	10.2
Assumption of buildings due to ground lease terminations	2.9	—
Mortgages assumed, shopping center acquisition	—	17.9
Write-off of preferred share original issuance costs	—	5.1
Tax receivable - investment sale proceeds	—	4.1

2.
Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020. The COVID-19 pandemic also had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020. The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants. As of September 30, 2022, the majority of these deferral arrangements for tenants that are not accounted for on the cash basis have been repaid.

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

The Company recorded net uncollectible revenue of $1.9 million for the nine months ended September 30, 2022, primarily due to rental income paid in 2022 related to outstanding amounts owed for prior periods from tenants on the cash basis of accounting and related reserve adjustments.

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers, which is primarily from the Company's unconsolidated joint ventures (Note 3). Revenue from contracts with Retail Value Inc. was $0.1 million and $9.5 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $19.4 million for the nine months ended September 30, 2022 and 2021, respectively.

3.
Investments in and Advances to Joint Ventures

At September 30, 2022 and December 31, 2021, the Company had ownership interests in various unconsolidated joint ventures that had investments in 19 and 47 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2022	December 31, 2021
Condensed Combined Balance Sheets
Land	$214,310	$378,442
Buildings	651,111	1,092,245
Fixtures and tenant improvements	69,964	123,313
	935,385	1,594,000
Less: Accumulated depreciation	(218,942)	(441,215)
	716,443	1,152,785
Construction in progress and land	1,655	5,778
Real estate, net	718,098	1,158,563
Cash and restricted cash	43,951	37,535
Receivables, net	11,122	16,854
Other assets, net	38,973	49,029
	$812,144	$1,261,981

Mortgage debt	$539,897	$873,336
Notes and accrued interest payable to the Company	3,194	3,331
Other liabilities	41,304	51,473
	584,395	928,140
Accumulated equity	227,749	333,841
	$812,144	$1,261,981

Company's share of accumulated equity	$43,886	$59,286
Basis differentials	(760)	2,946
Deferred development fees, net of portion related to the Company's interest	(319)	(937)
Amounts payable to the Company	3,194	3,331
Investments in and Advances to Joint Ventures, net	$46,001	$64,626

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Condensed Combined Statements of Operations
Revenues from operations	$25,855	$48,666	$105,666	$150,623
Expenses from operations:
Operating expenses	6,975	12,931	28,991	41,217
Impairment charges	9,010	—	17,550	—
Depreciation and amortization	9,450	16,605	37,123	50,309
Interest expense	8,241	10,980	26,560	32,898
Other expense, net	6,120	2,832	11,114	8,806
	39,796	43,348	121,338	133,230
(Loss) income before gain on disposition of real estate	(13,941)	5,318	(15,672)	17,393
Gain (loss) on disposition of real estate, net	119,813	(455)	121,505	36,132
Net income attributable to unconsolidated joint ventures	$105,872	$4,863	$105,833	$53,525
Company's share of equity in net income of joint ventures	$21,276	$1,760	$21,898	$9,897
Basis differential adjustments(A)	4,642	64	5,570	1,162
Equity in net income of joint ventures	$25,918	$1,824	$27,468	$11,059
(A)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains, differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

The impact of the COVID-19 pandemic on revenues and receivables for the Company’s joint ventures is more fully described in Note 2.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Revenue from contracts:
Asset and property management fees	$1.7	$2.8	$6.2	$8.0
Leasing commissions and development fees	0.6	0.6	1.6	1.5
	2.3	3.4	7.8	9.5
Other	0.2	0.4	0.8	1.2
	$2.5	$3.8	$8.6	$10.7

Disposition of Shopping Centers and Joint Venture Interests

In the third quarter of 2022, the DDRM Joint Venture sold a portfolio of 13 shopping centers for an aggregate sales price of $387.6 million ($77.5 million at the Company's share) with the related mortgage debt of $225.0 million repaid upon closing. In 2022, the DDRM Joint Venture sold two additional shopping centers for an aggregate sales price of $41.0 million ($8.2 million at the Company’s share). The Company’s share of the gain on sale on these transactions was $27.3 million.

In the second quarter of 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner, based on a gross asset value of $77.0 million (at 100%). These transactions resulted in Gain on Sale of Interests of $42.2 million.

In the first quarter of 2022, the Company acquired its joint venture partner’s 80% interest in one asset owned by the DDRM Joint Venture (Casselberry Commons, Casselberry, Florida) for $35.6 million, and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on Change in Control of Interests of $3.3 million (Note 4).

4.
Acquisitions

During the nine months ended September 30, 2022, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Artesia Village	Scottsdale, Arizona	January 2022	$14.5
Casselberry Commons(A)	Casselberry, Florida	February 2022	35.6
Shops at Boca Center	Boca Raton, Florida	March 2022	90.0
Shoppes of Crabapple	Alpharetta, Georgia	April 2022	4.4
La Fiesta Square	Lafayette, California	May 2022	60.8
Lafayette Mercantile	Lafayette, California	May 2022	43.0
Shops at Tanglewood	Houston, Texas	June 2022	22.2
Boulevard Marketplace	Fairfax, Virginia	June 2022	10.4
Fairfax Marketplace	Fairfax, Virginia	June 2022	16.0
Fairfax Pointe	Fairfax, Virginia	June 2022	8.4
Parkwood Shops	Atlanta, Georgia	July 2022	8.4
Chandler Center	Chandler, Arizona	August 2022	7.0
Shops at Power and Baseline	Mesa, Arizona	August 2022	4.6
Northsight Plaza	Scottsdale, Arizona	August 2022	5.3
Broadway Center	Tempe, Arizona	August 2022	6.1

(A)
Acquired its joint venture partner’s 80% interest from the DDRM Joint Venture. The purchase price of $44.5 million at 100% (or $35.6 million at 80%) is equal to the estimated fair value of the property plus transaction costs incurred (Note 3).

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$92,848	N/A
Buildings	223,221	(A)
Tenant improvements	4,454	(A)
In-place leases (including lease origination costs and fair market value of leases)	29,395	6.4
Other assets assumed	505	N/A
	350,423
Less: Below-market leases	(9,472)	13.8
Less: Other liabilities assumed	(2,890)	N/A
Net assets acquired	$338,061

(A)
Depreciated in accordance with the Company’s policy.

Consideration:
Cash	$329,570
Gain on Change in Control of Interest	3,319
Carrying value of previously held common equity interest	5,172
Total consideration	$338,061

Included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022, was $6.2 million and $11.1 million, respectively, in total revenues from the date of acquisition through September 30, 2022, for the properties acquired in 2022.

5.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Intangible assets:
In-place leases, net	$69,415	$64,464
Above-market leases, net	7,724	7,390
Lease origination costs, net	8,753	6,636
Tenant relationships, net	12,661	15,569
Total intangible assets, net(A)	98,553	94,059
Operating lease ROU assets	17,795	19,047
Other assets:
Prepaid expenses	9,617	7,722
Swap receivable	8,895	—
Other assets	1,358	1,708
Deposits	3,217	3,796
Deferred charges, net	8,072	4,147
Total other assets, net	$147,507	$130,479

Below-market leases, net (other liabilities)	$63,267	$59,690
(A)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $7.1 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $20.7 million and $16.3 million for the nine months ended September 30, 2022 and 2021, respectively.
6.
Revolving Credit Facilities

As of September 30, 2022, the Company’s Revolving Credit Facility (as defined below) had outstanding borrowings of $80.0 million with a weighted-average interest rate of 3.9%.

In June 2022, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions and J.P. Morgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”). The Revolving Credit Facility provides for borrowings of up to $950 million if certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level. The Revolving Credit Facility was amended to, among other things, (i) modify the financial covenants and certain other provisions contained therein, (ii) extend the maturity date to June 2026 subject to two six-month options to extend the maturity to June 2027 upon the Company’s request (subject to satisfaction of certain conditions), and (iii) change the interest rate benchmark from the London Inter-Bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”).

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a spread (0.95% at September 30, 2022) or (ii) the alternative base rate plus a spread (0% at September 30, 2022). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2022. The specified spreads and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Investor Services, Inc. (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants at September 30, 2022.

In June 2022, in connection with the amendment to the Revolving Credit Facility described above, the Company terminated its separate $20 million unsecured revolving credit facility with PNC Bank, National Association.

7.
Term Loan

As of September 30, 2022, the Company’s Term Loan (as defined below) had outstanding borrowings of $200.0 million, all of which has been converted to a fixed interest rate through the utilization of the Swap (Note 8). The effective fixed rate which includes the applicable margin described below is 3.8%.

In June 2022, the Company amended and restated its $100 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”) to, among other things, (i) modify the financial covenants and certain other provisions contained therein in a manner consistent with the amendments made to the Revolving Credit Facility, (ii) extend the maturity date to June 2027, (iii) add a $100 million delayed draw feature (that was drawn upon in June 2022) and (iv) change the interest rate benchmark from LIBOR to SOFR. The Term Loan bears interest at variable rates, based on the Company’s long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a spread (1.05% at September 30, 2022) or (ii) the alternative base rate plus a spread (0.0% at September 30, 2022). The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facility. The Company was in compliance with these financial covenants at September 30, 2022.

8.
Financial Instruments and Fair Value Measurements

Measurement of Fair Value

At September 30, 2022, the Company used a pay-fixed interest rate swap to manage its exposure to changes in benchmark interest rates (the “Swap”). The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains an interest rate swap agreement (included in Other Assets) measured at fair value on a recurring basis as of September 30, 2022. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets:	Level 1	Level 2	Level 3	Total
September 30, 2022
Derivative Financial Instruments	$—	$8.9	$—	$8.9

Debt

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,453,384	$1,374,206	$1,451,768	$1,559,973
Revolving Credit Facilities and Term Loan	278,437	280,000	99,810	100,000
Mortgage Indebtedness	90,235	87,535	125,799	127,488
	$1,822,056	$1,741,741	$1,677,377	$1,787,461

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and, from time to time, through the use of derivative financial instruments. Specifically, the

Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

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

As of September 30, 2022, the Company had one effective Swap with a notional amount of $200.0 million, expiring in June 2027, which converts SOFR rate debt to a fixed rate of 2.75%.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“OCI”) and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the Swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $2.8 million.

The Company is exposed to credit risk in the event of non-performance by the counterparty to the Swaps if the derivative position has a positive balance. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

Credit Risk-Related Contingent Features

The Company has an agreement with the Swap counterparty that contains a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on the Swap, resulting in an acceleration of payment under the Swap.

9.
Equity

Common Share Dividend

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Common share dividends declared per share	$0.13	$0.12	$0.39	$0.35

Common Shares Repurchased

In the third quarter of 2022, the Company repurchased 1.6 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $12.74 per share.

Common Shares Issued

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

10.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

Balance, December 31, 2021	$—
Comprehensive income from cash flow hedges	9,782
Balance, September 30, 2022	$9,782

11.
Impairments

For the nine months ended September 30, 2022, the Company recorded an impairment charge of $2.5 million as a result of its tenant exercising a $7.0 million fixed price purchase option of their building pursuant to the lease agreement. The charge was based on the difference between the carrying value of the asset and the purchase price.

12.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Numerators – Basic and Diluted
Net income	$66,213	$28,157	$140,577	$66,325
Income attributable to non-controlling interests	(18)	(93)	(55)	(384)
Write-off of preferred share original issuance costs	—	—	—	(5,156)
Preferred dividends	(2,789)	(2,789)	(8,367)	(10,867)
Earnings attributable to unvested shares and OP units	(117)	(150)	(368)	(450)
Net income attributable to common shareholders after allocation to participating securities	$63,289	$25,125	$131,787	$49,468
Denominators – Number of Shares
Basic—Average shares outstanding	213,846	211,048	213,278	206,918
Assumed conversion of dilutive securities:
PRSUs	341	1,114	441	1,146
Forward equity	—	29	—	10
OP units	141	—	141	—
Diluted—Average shares outstanding	214,328	212,191	213,860	208,074
Earnings Per Share:
Basic	$0.30	$0.12	$0.62	$0.24
Diluted	$0.30	$0.12	$0.62	$0.24

For the three and nine months ended September 30, 2022, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2020 were considered in the computation of diluted EPS and the PRSUs issued in March 2022 and March 2021 were not considered in computing diluted EPS because they were antidilutive. For the three and nine months ended September 30, 2021, PRSUs issued to certain executives in March 2021, March 2020 and March 2019 were considered in the computation of diluted EPS. The Company recorded a mark-to-market adjustment of $5.6 million as expense for the nine months ended September 30, 2021, in connection with the PRSUs granted in March 2018. In March 2022, the Company issued 519,255 common shares in settlement of certain PRSUs granted in 2019 and 2020.

The agreements to offer and sell approximately 1.7 million common shares on a forward basis were considered in the computation of diluted EPS for the three and nine months ended September 30, 2021. These shares were settled in the first quarter of 2022 (Note 9).

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of September 30, 2022, the Company’s portfolio consisted of 122 shopping centers (including 19 shopping centers owned through unconsolidated joint ventures). At September 30, 2022, the Company owned approximately 28.2 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At September 30, 2022, the aggregate occupancy of the Company’s operating shopping center portfolio was 91.4% versus 90.2% at September 30, 2021, on a pro rata basis, and the average annualized base rent per occupied square foot was $19.11 versus $18.44 at September 30, 2021, on a pro rata basis.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$63,406	$25,275	$132,155	$49,918
FFO attributable to common shareholders	$61,637	$66,504	$188,729	$176,510
Operating FFO attributable to common shareholders	$62,833	$61,361	$190,845	$181,917
Earnings per share – Diluted	$0.30	$0.12	$0.62	$0.24

For the nine months ended September 30, 2022, the increase in net income attributable to common shareholders, as compared to the prior-year period, was primarily attributable to higher gain on sale of wholly-owned and joint venture assets, higher operating results driven by base rent growth at existing assets, the net impact of property acquisitions and the write-off of preferred share original issuance costs in 2021, partially offset by lower fee income from joint ventures and Retail Value Inc. (“RVI”).

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the subsequent reopening of non-essential businesses. The Company continues to monitor the impact of the COVID-19 pandemic on its business and will take additional steps as needed in order to protect the health and safety of its workforce.

The Company’s collection rates continued to improve throughout 2021 reaching at or near pre-pandemic levels by year-end 2021. The Company's tenants, including tenants previously on the cash basis of accounting, are paying their monthly rent in a manner consistent with periods prior to the COVID-19 pandemic and have repaid deferred rents relating to prior periods. Rental income for the nine months ended September 30, 2022 was $1.9 million of prior-period net revenue at SITE Centers’ share, primarily from cash basis tenants and related reserve adjustments.

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

Year-to-date transaction and investment highlights for the Company through October 21, 2022, include the following:

•
Acquired 14 shopping centers for an aggregate purchase price of $301.1 million, including Artesia Village (Scottsdale, Arizona), Shops at Boca Center (Boca Raton, Florida), Shoppes of Crabapple (Alpharetta, Georgia), La Fiesta Square and Lafayette Mercantile (Lafayette, California), Shops at Tanglewood (Houston, Texas), Boulevard Marketplace, Fairfax Marketplace and Fairfax Pointe (Fairfax, Virginia), Parkwood Shops (Atlanta, Georgia), Chandler Center (Chandler, Arizona), Shops at Power and Baseline (Mesa, Arizona), Northsight Plaza (Scottsdale, Arizona) and Broadway Center (Tempe, Arizona).
•
Acquired its joint venture partner’s 80% interest in Casselberry Commons (Casselberry, Florida) for $35.6 million ($44.5 million at 100%).
•
Sold two wholly-owned shopping centers and one parcel at a wholly-owned shopping center in addition to two unconsolidated shopping centers for an aggregate sales price of $98.4 million or $65.6 million at the Company’s share. In addition, the DDRM Joint Venture sold 13 assets for an aggregate sales price of $387.6 million ($77.5 million at the Company's share) with $225.0 million of mortgage debt repaid upon closing.
•
Sold its 20% interest in the SAU Joint Venture to its partner based on a gross asset value of $155.7 million (at 100%) and its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%).
•
Amended and restated its $950 million revolving credit facility to extend the maturity date to June 2026 (subject to two six-month extension options). The Company amended its $100 million term loan to extend the maturity date to June 2027 and change the interest rate benchmark from LIBOR to SOFR. Also, in June 2022, the Company drew an additional $100.0 million on the term loan facility with total borrowings aggregating $200.0 million at September 30, 2022. As of October 21, 2022, the Company no longer maintains any indebtedness having an interest rate determined by reference to the LIBOR benchmark. The Company also executed a swap for the refinanced $200.0 million unsecured term loan to a fixed rate of 3.8% through the loan’s maturity in June 2027.
•
Repurchased 1.6 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $12.74 per share.
•
Settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million. In the second quarter of 2022, the Company sold 0.2 million common shares resulting in gross proceeds of $3.2 million.

Company Operational Highlights

During the nine months ended September 30, 2022, the Company completed the following operational activities:

•
Leased approximately 4.2 million square feet of GLA, including 178 new leases and 340 renewals for a total of 518 leases. At December 31, 2021, the Company had 339 leases expiring in 2022, with an average base rent per square foot of $20.31, on a pro rata basis. The Company has addressed substantially all of its remaining 2022 lease expirations;
•
For the comparable leases executed in the nine months ended September 30, 2022, the Company generated positive leasing spreads on a pro rata basis of 20.0% for new leases and 6.0% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
The Company’s total portfolio average annualized base rent per square foot increased to $19.11 at September 30, 2022, on a pro rata basis, as compared to $18.33 at December 31, 2021 and $18.44 at September 30, 2021, primarily due to the impact of acquisitions and new leases that commenced in the first nine months of 2022;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 91.4% at September 30, 2022, on a pro rata basis, as compared to 90.0% at December 31, 2021 and 90.2% at September 30, 2021 and
•
For new leases executed during the nine months ended September 30, 2022, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $7.31 per rentable square foot, on a pro rata basis, over the lease term, as compared to $8.56 per rentable square foot in 2021. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2021, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2022	2021	$ Change
Rental income(A)	$135,123	$120,569	$14,554
Fee and other income	3,720	13,872	(10,152)
Total revenues	$138,843	$134,441	$4,402

	Nine Months
	Ended September 30,
	2022	2021	$ Change
Rental income(A)	$401,210	$366,689	$34,521
Fee and other income(B)	12,635	31,359	(18,724)
Total revenues	$413,845	$398,048	$15,797
(A)
The following tables summarize the key components of the 2022 rental income as compared to 2021 (in thousands):

	Three Months
	Ended September 30,
Contractual Lease Payments	2022	2021	$ Change
Base and percentage rental income	$99,326	$88,403	$10,923
Recoveries from tenants	33,214	29,441	3,773
Uncollectible revenue	(381)	1,083	(1,464)
Lease termination fees, ancillary and other rental income	2,964	1,642	1,322
Total contractual lease payments	$135,123	$120,569	$14,554

	Nine Months
	Ended September 30,
Contractual Lease Payments	2022	2021	$ Change
Base and percentage rental income(1)	$291,483	$262,345	$29,138
Recoveries from tenants(2)	99,811	90,518	9,293
Uncollectible revenue(3)	1,889	8,268	(6,379)
Lease termination fees, ancillary and other rental income	8,027	5,558	2,469
Total contractual lease payments	$401,210	$366,689	$34,521
(1)
The changes in base and percentage rental income for the nine months ended September 30, 2022, were due to the following (in millions):

Increase
Acquisition of shopping centers	$18.3
Comparable Portfolio Properties	8.8
Straight-line rents	2.0
Total	$29.1

The increase in straight-line rents was primarily due to the removal of straight-line rent reserves for tenants that were removed from the cash basis of accounting and the impact of straight-line rents recorded on properties recently acquired.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio September 30,
	2022	2021
Centers owned (at 100%)	122	137
Aggregate occupancy rate	91.4%	90.2%
Average annualized base rent per occupied square foot	$19.11	$18.44

	Wholly-Owned Shopping Centers September 30,
	2022	2021
Centers owned	103	81
Aggregate occupancy rate	91.6%	90.6%
Average annualized base rent per occupied square foot	$19.18	$18.67

	Joint Venture Shopping Centers September 30,
	2022	2021
Centers owned	19	56
Aggregate occupancy rate	89.9%	87.9%
Average annualized base rent per occupied square foot	$16.18	$15.25
(2)
Recoveries from tenants were approximately 78.1% and 77.7% of operating expenses and real estate taxes for the nine months ended September 30, 2022 and 2021, respectively.
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
(B)
In 2022, Fee and Other Income was primarily earned from the Company's unconsolidated joint ventures. The decrease as compared to 2021 primarily relates to lower fee revenue from RVI and joint ventures as a result of assets sales, which trend is expected to continue in future periods. As of September 30, 2022, RVI does not own any remaining real estate investments. The management agreement with RVI in effect as of January 1, 2022, includes a reduced asset management fee to effectuate a wind-up of its operations. In 2022, the DDRM Joint Venture sold 15 assets. The Company expects that the DDRM Joint Venture may sell additional assets in the future.

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

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2022	2021	$ Change
Operating and maintenance	$22,314	$18,562	$3,752
Real estate taxes	20,423	19,160	1,263
General and administrative	10,799	11,727	(928)
Depreciation and amortization	51,179	44,669	6,510
	$104,715	$94,118	$10,597

	Nine Months
	Ended September 30,
	2022	2021	$ Change
Operating and maintenance(A)	$66,528	$58,200	$8,328
Real estate taxes(A)	61,230	58,359	2,871
Impairment charges(B)	2,536	7,270	(4,734)
General and administrative(C)	34,403	41,547	(7,144)
Depreciation and amortization(A)	152,564	137,446	15,118
	$317,261	$302,822	$14,439
(A)
The changes for the nine months ended September 30, 2022, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$3.8	$3.2	$15.4
Comparable Portfolio Properties	4.5	(0.3)	(0.3)
	$8.3	$2.9	$15.1
(B)
Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods could result in the recognition of impairment charges.
(C)
General and administrative expenses for the nine months ended September 30, 2022 and 2021, were approximately 6.6% and 6.5% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods. Excluding mark‑to‑market activity recorded in 2021 of $5.6 million for certain PRSUs which were granted in 2018 and settled in 2021, general and administrative expenses were 5.6% of total revenues for the nine months ended September 30, 2021. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2022	2021	$ Change
Interest expense	$(20,139)	$(19,170)	$(969)
Other expense, net	(501)	(524)	23
	$(20,640)	$(19,694)	$(946)

	Nine Months
	Ended September 30,
	2022	2021	$ Change
Interest expense(A)	$(57,306)	$(57,701)	$395
Other expense, net	(2,152)	(1,214)	(938)
	$(59,458)	$(58,915)	$(543)

(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Nine Months
	Ended September 30,
	2022	2021
Weighted-average debt outstanding (in billions)	$1.8	$1.8
Weighted-average interest rate	4.0%	4.0%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity, prudent leverage levels and lengthy average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.1% and 3.9% at September 30, 2022 and 2021, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2022	2021	$ Change
Equity in net income of joint ventures	$25,918	$1,824	$24,094
Gain on sale of interests	228	35	193
Gain on disposition of real estate, net	26,837	5,871	20,966
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(258)	(202)	(56)
Income attributable to non-controlling interests, net	(18)	(93)	75

	Nine Months
	Ended September 30,
	2022	2021	$ Change
Equity in net income of joint ventures(A)	$27,468	$11,059	$16,409
Gain on sale and change in control of interests(B)	45,554	13,943	31,611
Gain on disposition of real estate, net(C)	31,292	6,069	25,223
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(863)	(1,057)	194
Income attributable to non-controlling interests, net	(55)	(384)	329
(A)
Primarily the result of gains on sale of assets in both years. Amounts in 2022 reflect the reduction of income as a result of asset sales closed in 2021. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2022, the Company recorded a $3.3 million gain from the acquisition of its joint venture partner's 80% equity interest in an asset (Casselberry Commons) owned by the DDRM Joint Venture, a $16.8 million gain from the sale of its 20% interest in the SAU Joint Venture to its partner and a $25.4 million gain from the sale of its 50% interest in Lennox Town Center to its partner. The 2021 gain relates to the sale of the Company’s interest in undeveloped land in Richmond Hill, Ontario.
(C)
Reflects the sale of assets in 2022 and 2021.

Net Income (in thousands)

	Three Months
	Ended September 30,
	2022	2021	$ Change
Net income attributable to SITE Centers	$66,195	$28,064	$38,131

	Nine Months
	Ended September 30,
	2022	2021	$ Change
Net income attributable to SITE Centers	$140,522	$65,941	$74,581

The increase in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to higher gain on sale of wholly-owned and joint venture assets, higher operating results driven by base rent growth at existing assets and the net impact of property acquisitions, partially offset by lower fee income from joint ventures and RVI.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2022	2021	$ Change
FFO attributable to common shareholders	$61,637	$66,504	$(4,867)
Operating FFO attributable to common shareholders	62,833	61,361	1,472

	Nine Months
	Ended September 30,
	2022	2021	$ Change
FFO attributable to common shareholders	$188,729	$176,510	$12,219
Operating FFO attributable to common shareholders	190,845	181,917	8,928

The increase in FFO for the nine months ended September 30, 2022, as compared to the prior-year period, was primarily attributable to higher operating results driven by base rent growth at existing assets and the net impact of property acquisitions and lower general and administrative expenses due to the mark-to-market adjustment on certain PRSUs settled in 2021, partially offset by lower management fees and the write-off of preferred share original issuance costs in 2021. The change in Operating FFO primarily was due to positive operating results, partially offset by lower fee income.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$63,406	$25,275	$132,155	$49,918
Depreciation and amortization of real estate investments	49,925	43,283	148,828	133,279
Equity in net income of joint ventures	(25,918)	(1,824)	(27,468)	(11,059)
Joint ventures' FFO(A)	1,271	5,659	9,469	17,065
Non-controlling interests (OP Units)	18	17	55	49
Impairment of real estate	—	—	2,536	7,270
Gain on sale and change in control of interests	(228)	(35)	(45,554)	(13,943)
Gain on disposition of real estate, net	(26,837)	(5,871)	(31,292)	(6,069)
FFO attributable to common shareholders	61,637	66,504	188,729	176,510
RVI disposition fees	—	(5,500)	(385)	(6,092)
Mark-to-market adjustment (PRSUs)	—	—	—	5,589
Debt extinguishment, transactions, net	341	356	1,643	722
Joint ventures – debt extinguishment and other, net	855	1	858	32
Write-off of preferred share original issuance costs	—	—	—	5,156
Non-operating items, net	1,196	(5,143)	2,116	5,407
Operating FFO attributable to common shareholders	$62,833	$61,361	$190,845	$181,917

(A)
At September 30, 2022 and 2021, the Company had an economic investment in unconsolidated joint ventures which owned 19 and 55 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net income attributable to unconsolidated joint ventures	$105,872	$4,863	$105,833	$53,525
Depreciation and amortization of real estate investments	9,450	16,605	37,123	50,309
Impairment of real estate	9,010	—	17,550	—
(Gain) loss on disposition of real estate, net	(119,813)	455	(121,505)	(36,132)
FFO	$4,519	$21,923	$39,001	$67,702
FFO at SITE Centers' ownership interests	$1,271	$5,659	$9,469	$17,065
Operating FFO at SITE Centers' ownership interests	$2,126	$5,660	$10,327	$17,097

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	2022	2021
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$140,522	$65,941	$140,522	$65,941
Fee income	(9,471)	(30,264)	(9,471)	(30,264)
Interest expense	57,306	57,701	57,306	57,701
Depreciation and amortization	152,564	137,446	152,564	137,446
General and administrative	34,403	41,547	34,403	41,547
Other expense, net	2,152	1,214	2,152	1,214
Impairment charges	2,536	7,270	2,536	7,270
Equity in net income of joint ventures	(27,468)	(11,059)	(27,468)	(11,059)
Tax expense	863	1,057	863	1,057
Gain on sale and change in control of interests	(45,554)	(13,943)	(45,554)	(13,943)
Gain on disposition of real estate, net	(31,292)	(6,069)	(31,292)	(6,069)
Income from non-controlling interests	55	384	55	384
Consolidated NOI, net of non-controlling interests	$276,616	$251,225	$276,616	$251,225

Net income from unconsolidated joint ventures	$105,833	$53,525	$21,887	$9,943
Interest expense	26,560	32,898	5,982	8,113
Depreciation and amortization	37,123	50,309	8,304	11,480
Impairment charges	17,550	—	3,510	—
Other expense, net	11,114	8,806	2,468	2,186
Gain on disposition of real estate, net	(121,505)	(36,132)	(24,254)	(4,387)
Unconsolidated NOI	$76,675	$109,406	$17,897	$27,335

Total Consolidated + Unconsolidated NOI			$294,513	$278,560
Less: Non-Same Store NOI adjustments			(19,604)	(4,637)
Total SSNOI including redevelopment			$274,909	$273,923

SSNOI % Change including redevelopment			0.4%

SSNOI for the nine months ended September 30, 2022 included uncollectible revenue of $1.9 million as compared to $8.3 million for the nine months ended September 30, 2021, due to a decrease in the amount of net revenues received from tenants related to prior periods primarily from cash basis tenants and related reserve adjustments. The decrease in prior period cash receipts was offset by increases in rents and recoveries primarily attributable to sequential increases in occupancy for same-store assets.

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

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.8 billion at September 30, 2022, compared to $1.7 billion at December 31, 2021.

The Company had an unrestricted cash balance of $20.9 million at September 30, 2022 and an $80.0 million outstanding balance on its Revolving Credit Facility, and accordingly, availability under the Revolving Credit Facility of $870.0 million (subject to satisfaction of applicable borrowing conditions). The Company has no remaining debt maturing in 2022. The Company has $87.2 million aggregate principal amount of senior notes maturing in 2023. At September 30, 2022, the Company had $35.3 million aggregate principal amount of consolidated mortgage debt scheduled to mature in 2023, of which $15.7 million was repaid in October 2022. At September 30, 2022, the DDRM Joint Venture has approximately $23.2 million of mortgage debt outstanding at the Company’s share maturing in July 2023, which has a one-year extension option subject to certain conditions. As of September 30, 2022, the Company did not have any indebtedness outstanding having an interest rate determined by reference to LIBOR. As of September 30, 2022, the Company anticipates that it has approximately $25 million to be incurred on its pipeline of identified redevelopment projects. The Company declared a common share dividend of $0.39 per share in the nine months ended September 30, 2022. The Company believes it has sufficient liquidity to operate its business at this time.

Revolving Credit Facility and Term Loan

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions and J.P. Morgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”) that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company's option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a spread (0.95% at September 30, 2022) or (ii) the alternative base rate plus a spread (0% at September 30, 2022). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2022. The specified spreads and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Investor Services Inc. (“Fitch”) (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

The Company also maintains a $200 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”), that bears interest at variable rates, based on the Company’s long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a spread (1.05% at September 30, 2022) or (ii) the alternative base rate plus a spread (0.0% at September 30, 2022). The Term Loan matures in June 2027. The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The covenants governing the Term Loan are substantially identical to those governing the Revolving Credit Facility.

In late June 2022, the Company utilized the Term Loan’s delayed draw feature to borrow an additional $100.0 million on the Term Loan. As a result, the aggregate principal amount outstanding on the Term Loan was $200.0 million at September 30, 2022. In August 2022, the Company entered into a $200 million Swap to effectively convert the Term Loan to a fixed rate of 3.8% through the loan’s maturity in June 2027.

The Revolving Credit Facility, the Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. These credit facilities and indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of September 30, 2022, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Consolidated Indebtedness – as of September 30, 2022

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

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of September 30, 2022

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $0.5 billion and $1.0 billion at September 30, 2022 and 2021, respectively. Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentation. The outstanding indebtedness of the Company’s unconsolidated joint ventures at September 30, 2022, which matures in the subsequent 13-month period (i.e., through October 2023), is $115.8 million ($23.2 million at the Company’s share). All of this amount is attributable to the DDRM Joint Venture and the Company expects the joint venture to repay the indebtedness with proceeds from asset sales or to exercise the option to extend the loan's maturity date by one year.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Similar to SITE Centers, the Company’s joint ventures experienced a reduction in rent collections, beginning in the second quarter of 2020, as a result of the impact of the COVID-19 pandemic. Any future deterioration in rent collection may cause one or more of these joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates may adversely impact the ability of the Company's joint ventures to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2022	2021
Cash flow provided by operating activities	$205,486	$217,364
Cash flow used for investing activities	(282,843)	(64,731)
Cash flow provided by (used for) financing activities	58,107	(161,708)

Changes in cash flow for the nine months ended September 30, 2022, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $11.9 million primarily due to the following:

•
Decrease in cash collected from tenants in 2022 related to prior periods primarily from cash basis tenants;
•
Decrease in fees earned from joint ventures and managed properties and
•
Increase in income from acquired properties.

Investing Activities: Cash used for investing activities increased $218.1 million primarily due to the following:

•
Increase in real estate assets acquired, developed and improved of $299.2 million;
•
Increase in proceeds from disposition of real estate and disposition of joint venture interests of $65.3 million and
•
Increase in distributions from unconsolidated joint ventures net of advance payments of $15.6 million.

Financing Activities: Cash provided by financing activities increased $219.8 million primarily due to the following:

•
Increase in borrowings from the Revolving Credit Facility and Term Loan, net of mortgage debt repayments of $305.0 million;
•
Increase in dividends paid of $18.2 million and
•
Decrease in net proceeds from common share offerings net of repurchases and preferred stock redemptions of $59.4 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $91.9 million and $84.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2022 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.13 per common share for each of the first three quarters of 2022. The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operating and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

In March 2022, the Company settled 2.2 million common shares, which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million. In the second quarter of 2022, the Company sold 201,800 common shares at a weighted-average price of $16.03 per share before issuance costs generating gross proceeds of $3.2 million. At October 21, 2022, the Company had approximately $211.7 million available for the future offering of common shares under this program.

In the third quarter of 2022, the Company repurchased 1.6 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $12.74 per share. In November 2018, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares. Through October 21, 2022, the Company had repurchased 6.7 million of its common shares under this program in open market transactions at an aggregate cost of approximately $77.9 million, or $11.66 per share.

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

Equity Transactions

In the third quarter of 2022, the Company repurchased 1.6 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $12.74 per share.

In March 2022, the Company settled 2.2 million common shares which were offered and sold on a forward basis in 2021 under its $250 million continuous equity program, resulting in gross proceeds of $35.1 million. In the second quarter of 2022, the Company sold 201,800 common shares, generating gross proceeds of $3.2 million.

Acquisitions

During the nine months ended September 30, 2022, the Company acquired 14 assets for an aggregate purchase price of $301.1 million: Chandler Center (Chandler, Arizona); Shops at Power and Baseline (Mesa, Arizona); Northsight Plaza (Scottsdale, Arizona); Broadway Center (Tempe, Arizona); Artesia Village (Scottsdale, Arizona); La Fiesta Square and Lafayette Mercantile (Lafayette, California); Shops at Boca Center (Boca Raton, Florida); Shoppes of Crabapple (Alpharetta, Georgia); Parkwood Shops (Atlanta, Georgia); Shops at Tanglewood (Houston, Texas) and Boulevard Marketplace, Fairfax Marketplace and Fairfax Pointe (Fairfax, Virginia).

The Company also acquired its joint venture partner’s 80% equity interest in Casselberry Commons (Casselberry, Florida) owned by the DDRM Joint Venture for $35.6 million ($44.5 million at 100%). This transaction resulted in a Gain on Change in Control of Interests of $3.3 million.

Dispositions

In the nine months ended September 30, 2022, the Company sold two wholly-owned shopping centers and one parcel at a wholly-owned shopping center in addition to two unconsolidated shopping centers generating proceeds totaling $98.4 million, of which the Company’s share was $65.6 million. In addition, in the third quarter of 2022, the DDRM Joint Venture sold 13 shopping centers for an aggregate sales price of $387.6 million ($77.5 million at the Company's share) with the related mortgage debt of $225.0 million repaid upon closing.

In the second quarter of 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%). These transactions resulted in a Gain on Sale of Interests of $42.2 million.

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

Redevelopment Opportunities

One key component of the Company’s long-term strategic plan will be the evaluation of additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate. The Company will generally commence construction on redevelopment projects only after substantial tenant leasing has occurred. At September 30, 2022, the Company anticipates that it has approximately $25 million to be incurred on its pipeline of identified redevelopment projects.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at September 30, 2022, the Company had approximately $60 million in construction in progress in various active consolidated redevelopment and other projects on a net basis. The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date. Redevelopment projects placed into service in 2022 were completed at a cost of approximately $322 per square foot. At September 30, 2022, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2022
West Bay Plaza - Phase II (Cleveland, Ohio)	4Q23	$9,102	$6,455
Perimeter Pointe (Atlanta, Georgia)	TBD	TBD	1,326
Total		$9,102	$7,781

At September 30, 2022, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at September 30, 2022
Tanasbourne Town Center (Portland, Oregon)	4Q24	$11,540	$1,655
Nassau Park Pavilion (Trenton, New Jersey)	4Q23	7,635	2,426
University Hills (Denver, Colorado)	4Q23	5,972	3,228
Shoppers World (Boston, Massachusetts)	4Q23	4,967	2,631
Hamilton Marketplace (Trenton, New Jersey)	2Q23	3,843	3,589
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,339	1,861
Other Tactical Projects	N/A	1,884	14
Total		$38,180	$15,404

CAPITALIZATION

At September 30, 2022, the Company’s capitalization consisted of $1.8 billion of debt, $175.0 million of preferred shares and $2.3 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $10.71, the closing price of the Company’s common shares on the New York Stock Exchange on September 30, 2022). The closing price of the Company’s common shares on the New York Stock Exchange was $15.44 at September 30, 2021. At September 30, 2022 and 2021,

the Company’s total debt consisted of $1.7 billion and $1.6 billion, respectively, of fixed-rate debt and $0.1 billion and $0.2 billion, respectively, of variable-rate debt. At September 30, 2022, the fixed-rate debt includes $200.0 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no remaining consolidated debt maturing in 2022. As of October 21, 2022, the Company has $87.2 million aggregate principal amount of senior notes and $19.6 million of consolidated secured mortgage debt maturing in 2023. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $30.1 million for its consolidated properties at September 30, 2022. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2022, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.7 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

The Company continues to believe there is retailer demand for quality real estate locations within well-positioned shopping centers and continues to see demand from a broad range of tenants for its space, despite growing uncertainty and increasing e‑commerce distribution. The Company has experienced strong momentum in new lease discussions and renewal negotiations with tenants. The Company executed new leases and renewals aggregating approximately 3.5 million square feet of space for the nine months ended September 30, 2022, on a pro rata basis. Although there may be some additional disruption among existing tenants due to inflationary pressures, supply chain impacts, labor shortages and capital markets volatility, the Company believes that recent strong leasing volumes are attributable to the location of the Company’s portfolio in suburban, high household income communities and to its national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations to improve the spread and efficiency of purchases agnostic of channel.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.8%). Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes that the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993. At September 30, 2022 and December 31, 2021, the shopping center portfolio occupancy, on a pro rata basis, was 91.4% and 90.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $19.11 and $18.33, respectively. The Company’s portfolio was impacted by tenant bankruptcies and closures in 2020, primarily due to the impact of the COVID-19 pandemic, and the Company expects to expend significant amounts of capital in coming periods in connection with recently executed leases to backfill these closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent leasing activity will cause aggregate leasing capital expenditure levels to remain elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the nine months ended September 30, 2022 and 2021, on a pro rata basis, was $7.31 and $8.56 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time. The Company worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis often in exchange for concessions in the form of tenant extensions of lease terms, the relaxation of leasing restrictions and co-tenancy provisions and, in some cases, alterations of control areas allowing for future redevelopment of the shopping center. The Company’s collection rates showed significant improvements in 2021 and the Company’s tenants, including cash basis tenants, are paying their monthly rent in a manner consistent with the period prior to the COVID-19 pandemic and have repaid deferred rents relating to prior periods. As of September 30, 2022, the majority of rent deferral arrangements for tenants that are not accounted for on the cash basis have been repaid. Any new surges in contagion or new COVID‑19 variants could adversely impact the Company's ability to lease space and collect rents. Certain tenant categories remain especially vulnerable to the impact of the COVID-19 pandemic, including movie theaters, fitness centers and local restaurants. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Although disruptions in rent collections stemming from the COVID-19 pandemic have subsided, inflation, labor shortages, supply chain disruptions and global capital markets volatility continue to pose risks to the U.S. economy, the Company’s tenants and business. Inflationary pressures and rising interest rates could result in reductions in consumer spending and retailer profitability which could impact the Company’s ability to grow rents and tenant demand for new and existing store locations. Regardless of accelerating inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. While many of these leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), the Company’s ability to collect the passed-through expense increases to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of the Company’s operating costs, including employee retention costs, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of fixed-rate indebtedness. Increasing interest rates or capital availability constraints may also adversely impact the transaction market, asset values and the Company's ability to buy or sell properties. While the Company has not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on the Company’s business in the future.

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
•
Changes in interest rates could adversely affect the market price of the Company’s common shares, its ability to sell properties and prices realized, as well as its performance and cash flow;
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
•
The Company and its tenants could be negatively affected by the impacts of pandemics (including the COVID-19 pandemic) and other public health crises;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the $200.0 million of variable-rate debt that SOFR was swapped to a fixed rate of 2.75% at September 30, 2022 is summarized as follows:

	September 30, 2022				December 31, 2021
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,742.1	3.3	4.1%	95.6%	$1,577.6	3.8	4.1%	94.1%
Variable-Rate Debt	$80.0	3.7	3.9%	4.4%	$99.8	1.1	1.1%	5.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	September 30, 2022				December 31, 2021
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$363.4	$72.7	1.5	4.8%	$673.9	$146.2	2.4	4.2%
Variable-Rate Debt	$176.5	$38.9	1.3	5.1%	$199.4	$43.5	1.4	2.2%

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

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At September 30, 2022, the interest rate on $200.0 million of the Company’s consolidated variable-rate debt was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at September 30, 2022. The fair value of the Company's fixed-rate debt is adjusted to include (i) the swap reflected in the carrying value and (ii) the Company’s proportionate share of the joint ventures' fixed-rate debt. An estimate of the effect of a 100 basis-point increase at September 30, 2022 and December 31, 2021, is summarized as follows (in millions):

	September 30, 2022					December 31, 2021
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,742.1	$1,652.7	(A)	$1,604.8	(B)	$1,577.6	$1,687.5	$1,630.3
Company's proportionate share of joint venture fixed-rate debt	$72.7	$70.8		$69.8		$146.2	$149.7	$146.8

(A)
Includes the fair value of the swap, which was an asset of $9.0 million at September 30, 2022.
(B)
Includes the fair value of the swap, which was an asset of $16.9 million at September 30, 2022.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2022, would result in an increase in interest expense of approximately $0.6 million for the Company and $0.1 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding for the nine months ended September 30, 2022. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2022, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)	(c)		(d)
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
July 1–31, 2022	1,872	(1)	$13.47	—		$—
August 1–31, 2022	20	(1)	14.61	—		—
September 1–30, 2022	1,598,226	(2)	12.75	1,569,602	(3)	—
Total	1,600,118		$12.76	1,569,602		$22.1

(1)
Common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

(2)
Includes 28,624 common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans and 1,569,602 common shares repurchased through the Company's share repurchase program.

(3)
On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $100 million of its common shares and the program has no expiration date. In the third quarter of 2022, the Company repurchased 1.6 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $12.74 per share. As of October 21, 2022, the Company had repurchased 6.7 million of its common shares under this program in open-market transactions at an aggregate cost of $77.9 million, or $11.66 per share.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: October 27, 2022