Form 10-K
period 2022-12-31
SITE Centers Corp.
filed 2023-02-23
CIK 894315

Be7.427.37

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022, was $2.6 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

210,373,369 common shares outstanding as of February 15, 2023

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2023 Annual Meeting of Shareholders.

PART I

Item 1. BUSINESS

Overview

SITE Centers Corp., an Ohio corporation (the “Company” or “SITE Centers”), is a self-administered and self-managed Real Estate Investment Trust (“REIT”) engaged in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated and unconsolidated joint ventures.

The Company is self-administered and self-managed, and therefore, has not engaged, nor does it expect to retain, any REIT advisor. The Company manages all of its shopping centers which are collectively referred to herein as the "Portfolio Properties". At December 31, 2022, the Company owned 119 shopping centers (including 18 shopping centers owned through unconsolidated joint ventures) aggregated 27.0 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At December 31, 2022, the aggregate occupancy of the Company’s operating shopping center portfolio was 92.4% on a pro rata basis, and the average annualized base rent per occupied square foot was $19.52, on a pro rata basis.

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants. In addition, the Company generates revenue from its management contracts with its unconsolidated joint ventures and, in 2021 and 2020, from its management contract with Retail Value Inc. ("RVI").

On July 1, 2018, SITE Centers completed the spin-off of RVI. At the time of the spin-off, RVI owned 48 shopping centers, composed of 36 assets in the continental U.S. and 12 assets in Puerto Rico, representing $2.7 billion of gross book asset value and 16 million square feet of GLA. On April 12, 2022, RVI sold its last asset, and the Company is currently engaged by RVI to administer the wind-up of RVI's business.

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

The Company's mission is to own and manage open-air shopping centers located in suburban, high household income communities. The Company strives to deliver total shareholder returns through earnings and cash flow growth, a sustainable dividend and a strong balance sheet that is well positioned through various economic cycles.

Looking forward, growth opportunities within the Company's core property operations include rental rate increases, continued lease-up of the portfolio and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows. Additional growth opportunities include acquisitions and tactical redevelopment. Management intends to use retained cash flow, proceeds from the sale of lower growth assets and proceeds from equity offerings and debt financings to fund capital expenditures relating to new leasing activity, acquisitions, opportunistic investments and tactical redevelopment activity. In recent years, the Company’s acquisition activities have largely focused on unanchored, convenience retail properties that offer enhanced prospects for cash flow growth through rent increases and lower capital expenditure requirements.

The Company believes the following serve as cornerstones for the execution of its strategy:

•
Maximization of recurring cash flows through strong leasing and core property operations;
•
Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into acquisitions that offer greater prospects for growth in property-level cash flows;
•
Enhancement of property cash flows through creative, proactive tactical redevelopment efforts that result in the profitable adaptation of site plans to better suit retail tenant and community demands;
•
Risk mitigation through continuous focus on maintaining prudent leverage levels and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, common equity and capital from a wide range of joint venture partners and

•
Sustainability of growth through a constant focus on relationships with employee, community and investor constituencies.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, which had significant impact on the Company’s collections rates in 2020. The Company’s collection rates improved throughout 2021, and collection rates in 2022 were generally consistent with pre-pandemic levels. The Company's tenants, including tenants previously on the cash basis of accounting, are paying their monthly rent in a manner consistent with periods prior to the COVID-19 pandemic and have generally repaid deferred rents relating to prior periods. As of December 31, 2022, the COVID-19 related rent deferral arrangements for tenants that are not accounted for on the cash basis have been repaid. Included in 2022 and 2021 results was $3.6 million and $13.8 million of prior‑period rental revenue, at SITE Centers’ share, respectively, primarily from cash-basis tenants.

Any new surges in contagion or new COVID-19 variants could adversely impact the Company’s ability to lease space and collect rents. Certain tenant categories remain especially vulnerable to the impact of the COVID-19 pandemic, including movie theaters, fitness centers and restaurants that rely on in-person dining, activities and entertainment. For a further discussion of the impact of the COVID‑19 pandemic on the Company’s business, see Item 1A. Risk Factors in Part I of this Report on Form 10-K and “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Part II of this Report on Form 10-K.

Narrative Description of Business

The Company’s portfolio as of December 31, 2022, consisted of 119 shopping centers (including 18 centers owned through unconsolidated joint ventures) located in 20 states. The following tables present the operating statistics affecting base and percentage rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2022	2021
Centers owned (at 100%)	119	136
Aggregate occupancy rate	92.4%	90.0%
Average annualized base rent per occupied square foot	$19.52	$18.33

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2022	2021	2022	2021
Centers owned	101	89	18	47
Aggregate occupancy rate	92.6%	90.0%	90.7%	89.4%
Average annualized base rent per occupied square foot	$19.61	$18.52	$16.20	$15.15

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

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Inc., Dick's Sporting Goods, Inc., PetSmart, Inc., Michaels Companies, Inc. and Ross Stores, Inc., representing 5.9%, 2.7%, 2.4%, 2.2% and 2.1%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2022. For more information on the Company’s tenants, see

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals.”

Qualification as a Real Estate Investment Trust

As of December 31, 2022, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Human Capital Management

As of December 31, 2022, the Company’s workforce was composed of 267 full-time equivalent employees compared to 293 full-time equivalent employees at December 31, 2021. At the end of 2022, the Company’s workforce was approximately 37% male and 63% female, and women represented approximately 46% of the Company’s managers (defined by reference to the EEO-1 job class categories to include executive/senior-level officials and managers and first/mid-level officials and managers). The ethnicity of the Company’s workforce at the end of 2022 was approximately 77% White, 14% Black, 4% Hispanic, 2% Asian and 3% other (based on EEO categories). Of the Company’s employees, 71% of employees were assigned to work in the corporate headquarters in Beachwood, Ohio, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company, with approximately 79% of the Company’s employees having been with the Company for over 5 years and 53% for over 10 years.

The Company’s primary human capital management objective is to attract, develop, engage and retain the highest quality talent. To support this objective, the Company offers competitive pay and benefit programs, a broad focus on wellness and flexible work arrangements designed to allow employees to meet personal and family needs. The Company also takes steps to measure and improve upon its level of employee engagement and to create a diverse and inclusive workplace. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. At least once every two years the Company requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting, finance and capital markets and asset management departments are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis. The Company’s culture is also underpinned by its employees’ commitment to the Company’s core values of being Fearless, Authentic, Curious and Thoughtful (the Company’s "Matters of FACT") in the conduct of their responsibilities.

Employees returned to the Company's offices on a hybrid schedule in September 2022. The hybrid approach has allowed the Company to provide employees with flexibility for work/life balance while continuing to cultivate relationships and learning, which are key elements of the Company’s culture.

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

The frequency and sophistication of global cybersecurity threats have increased in recent years, primarily through phishing and ransomware campaigns. The Company’s objective for managing increasing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to breach the Company’s systems. The Company works to achieve this objective by hardening its networks and systems against attack. The Company has a formal process in place for incident response and business continuity, which the Company refers to as its Cybersecurity Incident Response Plan, which encompasses tactics related to cybersecurity, systems and facilities availability and information privacy. The Company has established an internal Security and Privacy Governance Committee comprised of members of management to help review and discuss cybersecurity matters on a periodic basis. The role of the committee is to oversee the development and implementation of the Company’s Cybersecurity Incident Response Plan, to discuss the implementation of various security measures and to receive reports on the Company’s cybersecurity training and awareness program and engagement of third parties to conduct periodic external security testing. The Company’s audit services and technology teams conduct third-party risk assessments during the procurement of solutions and services and annually on agreement renewal. As a complement to these measures, the Company also conducts annual cybersecurity awareness training for all employees, new-hire cybersecurity training, periodic simulated phishing tests and additional training for employees who travel outside the United States. The Company’s Audit Committee is briefed on information security matters, including current data security and recovery initiatives and external security testing results, at least once each year by senior members of the Company’s information technology and audit services teams.

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

The Company has not experienced any cyber-incidents that have materially obstructed the availability of its information systems and data. The Company has experienced incidents involving malware, email phishing and other events intended to disrupt information systems, wrongfully obtain valuable information or cause other types of malicious events that could have resulted in harm to the business, but to the Company’s knowledge, the various protections the Company has employed have been effective in identifying these types of events at a point when the impacts on the business could be minimized.

The Company also maintains cybersecurity insurance; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

Corporate Responsibility and Sustainability

Detailed information regarding the Company’s approach to sustainability can be found on the Company's website in its Corporate Responsibility and Sustainability Report. This report is based on the Global Reporting Initiative (GRI) standard, which summarizes environmental and social performance, and includes disclosures with respect to certain Sustainability Accounting Standards Board (SASB) and Task Force on Climate-Related Disclosures (TCFD) standards. The content of the Company’s sustainability report is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC, unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 15, 2023:

David R. Lukes, age 53, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014. Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a REIT primarily engaged in the re-leasing of shopping centers, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 through 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes has also served as the President, Chief Executive Officer and Director of RVI since April 2018 and as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki stock exchange, since 2017. Mr. Lukes also serves as a member of the Advisory Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Conor M. Fennerty, age 37, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019. From April 2017 to November 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets. Mr. Fennerty has also served as Executive Vice President of RVI since November 2020 and Director of RVI since July 2022. Prior to joining SITE Centers, Mr. Fennerty served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from July 2014 to April 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from May 2012 to July 2014, and prior to that, a member of the global investment research division of Goldman Sachs from May 2010 to May 2012. Mr. Fennerty earned a Bachelor of Science in Business Administration with a major in finance from Georgetown University.

Christa A. Vesy, age 52, is Executive Vice President and Chief Accounting Officer of SITE Centers, a position she assumed in March 2012. From July 2016 to March 2017, Ms. Vesy also served as SITE Centers’ Interim Chief Financial Officer. In these roles, Ms. Vesy has overseen the property and corporate accounting, tax and financial reporting functions for SITE Centers. Previously, Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers since November 2006. Ms. Vesy has also served as Chief Financial Officer and Treasurer of RVI since November 2019, as its Executive Vice President and Chief Accounting Officer since February 2018 and as a Director since May 2021. Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

John M. Cattonar, age 41, has served as Executive Vice President and Chief Investment Officer of SITE Centers since May 2021. Previously, Mr. Cattonar served as Senior Vice President of Investments of SITE Centers from April 2017 to May 2021. Prior to joining SITE Centers, Mr. Cattonar served as Vice President of Asset Management for Equity One from August 2015 to March 2017 and at Sears Holding Corporation affiliate Seritage Realty Trust from July 2012 to July 2015. Mr. Cattonar earned a Master of Science in Real Estate Development from Columbia University and holds a Bachelor of Arts in Economics from the University of North Carolina at Chapel Hill.

Corporate Headquarters

The Company is an Ohio corporation incorporated in 1992. The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is www.sitecenters.com. The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, analyst presentations and financial information. The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Risks Related to the Company’s Business, Properties and Strategies

•
The economic performance and value of the Company’s shopping centers depend on many factors, including the macro-economic climate and local conditions, each of which could have an adverse impact on the Company’s cash flows and operating results.
•
E-commerce may continue to have an adverse impact on the Company’s tenants and business.
•
The Company leases a substantial portion of its square footage to large national tenants, making it vulnerable to changes in the business and financial condition of, or demand for, its space by such tenants.
•
The Company’s dependence on rental income may adversely affect its ability to meet its debt obligations and make distributions to shareholders.
•
Inflationary pressures could adversely impact operating results.

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
•
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.
•
Health pandemics, including the COVID-19 pandemic, could have a significant impact on the Company and its tenants’ businesses.
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
•
Changes in the Company’s credit ratings or the debt markets, as well as market conditions in the credit markets, could adversely affect the Company’s publicly traded debt and credit facilities.
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

Risks Related to the Company’s Business, Properties and Strategies

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Including the Macro-Economic Climate and Local Conditions, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•
Changes in the national, regional, local and international economic climate, including as a result of pandemics;
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

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space historically has been, and may continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases and the excess amount of retail space in a number of markets. The Company’s performance is affected by its tenants’ results of operations, which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by its tenants materially increases, including as a result of inflationary pressures or increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company's tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.

In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers, other shopping centers and e-commerce, in attracting and retaining retailers. As of December 31, 2022, leases at the Company’s properties (including the proportionate share of unconsolidated properties) were scheduled to expire on a total of approximately 5.0% of leased GLA during 2023. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. In these situations, the Company’s financial condition, operating results and cash flows could be adversely impacted.

E-Commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business

E-commerce has been broadly embraced by the public, including at an increased rate throughout the COVID-19 pandemic, and growth in the e‑commerce share of overall consumer sales is likely to continue in the future. Some of the Company’s tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led some omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, use such locations for curbside pickup of items ordered online and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how continuing growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The Company Leases a Substantial Portion of Its Square Footage to Large National Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for, Its Space by Such Tenants

As of December 31, 2022, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	5.9%
Dick's Sporting Goods, Inc.	2.7%
PetSmart, Inc.	2.4%
Michaels Companies, Inc.	2.2%
Ross Stores, Inc.	2.1%
Bed Bath & Beyond Inc.	1.9%
Nordstrom, Inc.	1.8%
Gap Inc.	1.8%
Best Buy Co., Inc.	1.8%
Burlington Stores, Inc.	1.7%
Ulta Beauty, Inc.	1.7%
Kohl's Department Stores, Inc.	1.6%
The Kroger Co.	1.6%
AMC Entertainment Holdings, Inc.	1.6%

The retail shopping sector has been affected by economic conditions, including changing consumer behaviors following the COVID-19 pandemic, increases in consumer internet purchases and the competitive nature of the retail business and the competition for market share. In some cases, these shifts have resulted in weaker retailers losing market share and declaring bankruptcy, closing stores and/or taking advantage of early termination provisions in their leases. Over the past decade, bankruptcies, store closures and reduced expansion plans by conventional department stores and national chains have resulted in a smaller overall number of tenants requiring large store formats. In addition, movie theater operators have struggled to regain profitability following the onset of the COVID-19 pandemic and prospects for releasing any theater vacancies arising in the Company's portfolio may be limited absent the investment of significant capital to repurpose the space.

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

Inflationary Pressures Could Adversely Impact Operating Results

Inflationary pressures pose risks to the Company’s business, tenants and the U.S. economy. Inflationary pressures and rising interest rates could result in reductions in retailer profitability and consumer discretionary spending which could impact tenant demand for new and existing store locations and the Company’s ability to grow rents. Regardless of inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. Inflation may result in increases in certain shopping center operating expenses including common area maintenance and other operating expenses. Although most of the Company’s leases require tenants to pay their share of these property operating expenses, some tenants may be unable to absorb large expense increases caused by inflation and such increased expenses may limit tenants’ ability to pay higher base rents upon renewal, or renew leases at all. Inflation may also impact other aspects of the Company’s operating costs, including insurance, employee retention costs, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable-rate loans and refinancing of fixed-rate indebtedness. Increasing interest rates or capital availability constraints may also adversely impact the transaction market, including the availability of financing asset values and the Company's ability to buy or sell properties. Any of the foregoing risks could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized. These situations could have an impact on the Company’s revenues from its joint ventures. Other risks of joint venture investments include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. Joint venture platforms typically contain customary buy-sell provisions, which could result in either the sale of the Company’s interest or the use of available cash or borrowings to acquire the Company’s partner’s interest at inopportune times, as well as the termination of applicable management contracts and fees. In addition, the Company is obligated to maintain the REIT status of the Dividend Trust Portfolio joint venture’s REIT subsidiary and may be obligated to maintain the REIT status of future joint venture platforms and the Company’s failure to do so could result in substantial liability to its partner. These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation. There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline. As of December 31, 2022, the Company had $44.6 million of investments in and advances to unconsolidated joint ventures holding 18 shopping centers.

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

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire retail properties to the extent that suitable acquisitions can be made at appropriate returns. Acquisitions of commercial properties entail risks such as the following:

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
•
The properties may become subject to environmental liabilities that the Company was unaware of at the time the Company acquired the property or
•
The Company may be unable to successfully integrate new properties into its existing operations.

In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions at appropriate returns due to competition for such properties with others engaged in real estate investment, some of which may have greater financial resources or a lower cost of capital than the Company.

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

The Company’s Development, Redevelopment and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development and redevelopment of retail properties as opportunities arise. The Company’s development and redevelopment activities include the following risks:

•
Construction costs of a project may exceed the Company’s original estimates;
•
Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
•
Rental rates per square foot could be less than projected;
•
The Company may not complete construction and lease-up on schedule, resulting in increased construction costs;
•
The Company may not be able to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and
•
The Company may abandon development or redevelopment opportunities after expending resources to determine feasibility.

Additionally, the time frame required for development and redevelopment and lease-up of these properties means that the Company may wait several years for a significant cash return. If any of the above events occur, the development and redevelopment of properties may hinder the Company’s growth and have an adverse effect on its results of operations and cash flows. In addition, new development activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.

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

Expectations Relating to Environmental, Social and Governance Considerations Expose the Company to Potential Liabilities, Increased Costs, Reputational Harm and Other Adverse Effects on the Company’s Business

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. The Company makes statements about its environmental, social and governance goals and initiatives through information provided on its website, press releases and other communications, including through its Corporate Responsibility and Sustainability Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Part II of this Report on Form 10-K, requires investments and are impacted by factors that may be outside the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal or state environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.

Health Pandemics, Including the COVID-19 Pandemic, Could Have a Significant Impact on the Company and Its Tenants’ Businesses

The Company’s business and the businesses of its tenants could be significantly impacted by health pandemics and the public perception of and reaction to the related risks. Beginning in March 2020, the COVID-19 pandemic resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social distancing restrictions. As a result, a significant number of tenants failed to pay some or all of their monthly rent obligations, and the Company and its joint ventures ultimately agreed to defer a significant portion of these unpaid tenant rent obligations until 2021 and beyond. As of December 31, 2022, the COVID-19-related deferred amounts for tenants that are not accounted for on the cash basis have been repaid and the level and pace of tenant collections has largely reverted to pre-pandemic norms.

However, if additional surges in COVID-19 contagion were to occur, or if new pandemics were to emerge, tenant operations could be restricted or adversely impacted and such developments could lead to nonpayment of rents, tenant requests for rent relief and tenant closures and bankruptcies. Certain tenant categories are especially vulnerable to the impacts of pandemics, including movie theaters, fitness centers and restaurants that rely on in-person dining, activities and entertainment.

In addition to the impacts and uncertainties listed above, the occurrence of a pandemic may significantly limit the ability of the Company’s employees to access the Company’s offices and properties, which could adversely impact the Company’s ability to manage its properties and complete other operating and administrative functions that are important to its business. Efforts by the Company’s employees to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk. Furthermore, pandemics could negatively affect global capital markets, which, in turn, could negatively affect the Company’s ability to obtain necessary financing, including property-level refinancing for its joint ventures, on favorable terms, or at all. Reduced rent collections from tenants could also impact the ability of the Company and its joint ventures to satisfy covenants and debt service obligations applicable to their financing arrangements, particularly with respect to mortgage loan indebtedness, and result in the recognition of impairment charges with respect to certain of the Company’s properties. Reduced rent collections from tenants may also have the effect of decreasing management fees collected from the Company’s joint ventures, which are often based on property cash receipts, and may also impact decisions by the Company’s Board of Directors with respect to future dividend policy. The Company’s periodic assessment of tenants’ ability to pay outstanding obligations may also result in reductions to rental revenue on account of previously accrued rents for which collection is no longer considered probable. Any of the foregoing risks could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s Properties Could Be Subject to Damage from Natural Disasters and Weather-Related Factors; An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

The Company’s properties are generally open-air shopping centers. Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects. Furthermore, a number of the Company’s properties are located in areas that are subject to natural disasters, including Florida and California. Such properties could therefore be affected by rising sea levels, hurricanes, tropical storms, earthquakes and wildfires, whether caused by global climate changes or other factors. In addition, the Company’s insurance premiums have increased in recent years, and the potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.

The Company currently maintains all-risk property insurance with limits of $150 million per occurrence and in the aggregate and general liability insurance with limits of $100 million per occurrence and in the aggregate, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as flood and earthquake. Coverage for a named windstorm for the Company’s continental U.S. properties is generally subject to a deductible of up to 5% of the total insured value of each property. The amount of any insurance coverage for losses due to damage or business interruption may prove to be insufficient. Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

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

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business

The Company relies extensively on computer systems to manage its business. While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including phishing attacks, ransomware and other sophisticated cyber-attacks. Although the Company and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful. Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees and third-party vendors; disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses, claims or fines that may arise. For additional information see Item 1 “Business—Information Technology and Cybersecurity” in Part I of this Annual Report on Form 10-K.

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

Changes in the Company’s Credit Ratings or the Debt Markets, as Well as Market Conditions in the Credit Markets, Could Adversely Affect the Company’s Publicly Traded Debt and Credit Facilities

The market value for the Company’s publicly traded debt depends on many factors, including the following:

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

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flows

At December 31, 2022, the Company had outstanding debt of $1.7 billion (excluding its proportionate share of unconsolidated joint venture mortgage debt aggregating $110.6 million as of December 31, 2022). The Company intends to maintain prudent leverage levels. The Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed in these risk factors could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

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

The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indenture under which its senior unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios and certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and certain acquisitions. These credit facilities and indenture also contain customary default provisions including, but not limited to, the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

The Company May Incur Significant Debt Prepayment Costs as a Result of Repaying Indebtedness Prior to Its Stated Maturity

In prudently managing its capital structure and refinancing risk in the past, the Company has chosen to retire debt prior to its stated maturity date, and in doing so, has incurred prepayment or defeasance premiums in accordance with the relevant loan agreements. If the Company chooses to retire debt prior to its stated maturity date in the future, it may incur significant debt prepayment costs or defeasance premiums, which could have an adverse effect on the Company’s cash flows and results of operations.

The Company Has Variable-Rate Debt and Interest Rate Risk

The Company has indebtedness with interest rates that vary depending upon the market index. In addition, the Company has a revolving credit facility that bears interest at a variable rate on any amounts drawn on the facility. The Company may incur additional variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase the Company’s interest expense, which would negatively affect net earnings and cash available for payment of its debt obligations and distributions to its shareholders.

Risks Related to the Company’s Taxation as a REIT

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, the following will result:

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

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%. Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates. However, U.S. shareholders that are individuals, trusts or estates generally may deduct up to 20% of the ordinary dividends (e.g., REIT dividends that are not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6%, assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of the Company’s common shares.

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

Legislative or Other Actions Affecting REITs Could Have a Negative Effect on the Company

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

Risks Related to the Company’s Organization, Structure and Ownership

Provisions of the Company’s Articles of Incorporation and Code of Regulations Could Have the Effect of Delaying, Deferring or Preventing a Change in Control, Even if That Change May Be Considered Beneficial by Some of the Company’s Shareholders

The Company’s Articles of Incorporation and Code of Regulations contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Company’s Board of Directors. Among other things, the Articles of Incorporation and Code of Regulations include these provisions:

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

The Company Has Significant Shareholders Who May Exert Influence on the Company as a Result of Their Considerable Beneficial Ownership of the Company’s Common Shares, and Their Interests May Differ from the Interests of Other Shareholders

The Company has shareholders, including Mr. Alexander Otto, who is a member of the Board of Directors, who, because of their considerable beneficial ownership of the Company’s common shares, are in a position to exert significant influence over the Company. These shareholders may exert influence with respect to matters that are brought to a vote of the Company’s Board of Directors and/or the holders of the Company’s common shares. Among others, these matters include the election of the Company’s Board of Directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity, and amendments to the Company’s Articles of Incorporation and Code of Regulations. In the context of major corporate events, the interests of the Company’s significant shareholders may differ from the interests of other shareholders. For example, if a significant shareholder does not support a merger, tender offer, sale of assets or other business combination because the shareholder judges it to be inconsistent with the shareholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other shareholders to realize a premium over the then-prevailing market prices for common shares. Furthermore, significant shareholders of the Company have sold in the past, and may sell in the future, substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons. This has caused in the past, and may cause in the future, the trading price of the Company’s common shares to decline significantly, resulting in other shareholders being unable to sell their common shares at favorable prices. The Company cannot predict or control how the Company’s significant shareholders may use the influence they have as a result of their common share holdings.

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

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect the Company’s Business

The Company’s financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded. From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems. Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2022, the Portfolio Properties included 119 shopping centers (including 18 centers owned through unconsolidated joint ventures). At December 31, 2022, the Portfolio Properties aggregated 27.0 million square feet of Company-owned GLA located in 20 states. These centers are principally located in suburban, higher household income communities with the highest concentration of centers located in the Southeast, including Florida, Georgia and North Carolina.

At December 31, 2022, on a pro rata basis, the average annualized base rent per square foot was $19.52. The average annualized base rent of the Company’s 101 wholly-owned shopping centers was $19.61 per square foot, and the average annualized base rent for the 18 shopping centers owned through unconsolidated joint ventures was $16.20 per square foot. The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.

The majority of the Company’s shopping centers are anchored by national tenant anchors and are designed to provide a highly compelling shopping experience and merchandise mix for retail partners and consumers. The tenants of the shopping centers typically cater to the consumer’s desire for value, service and convenience and offer day-to-day necessities rather than luxury items. The properties often include discounters, specialty grocers, pet supply stores, fitness centers, quick-service restaurants and beauty supply retailers as additional anchors or tenants. In recent years, the Company has also acquired a number of smaller format, convenience retail properties which do not include a traditional anchor tenant. The Company has established close relationships with a large number of major national and regional tenants, many of which occupy space in its shopping centers.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2022, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary – Retail Environment and Company Fundamentals” of this Annual Report on Form 10-K. For additional details related to property encumbrances for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein. At December 31, 2022, the Company owned an investment in 18 properties through unconsolidated joint ventures, which properties served as collateral for joint venture mortgage debt aggregating approximately $535.1 million (of which the Company’s proportionate share is $110.6 million) and is not reflected in the Company's consolidated indebtedness. The Company’s properties range in size from approximately 2,000 square feet to approximately 1,100,000 square feet of total GLA (with 46 properties exceeding 300,000 square feet of total GLA). On a pro rata basis, the Company’s properties were 92.4% occupied as of December 31, 2022.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2032 at the Company’s 101 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2023	165	955	$20,462	$21.42	4.9%	5.9%
2024	330	2,751	50,080	18.21	14.1%	14.4%
2025	287	2,591	50,852	19.63	13.2%	14.6%
2026	238	2,080	37,777	18.17	10.6%	10.9%
2027	283	2,767	53,978	19.51	14.1%	15.5%
2028	206	2,291	41,540	18.13	11.7%	11.9%
2029	101	899	19,720	21.93	4.6%	5.7%
2030	105	830	16,933	20.41	4.2%	4.9%
2031	80	780	13,483	17.28	4.0%	3.9%
2032	149	971	20,690	21.32	5.0%	5.9%
Total	1,944	16,915	$325,515	$19.24	86.4%	93.6%

The following table shows the impact of tenant lease expirations through 2032 at the Company’s 18 shopping centers owned through unconsolidated joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2023	41	276	$5,515	$19.94	5.9%	8.0%
2024	61	659	9,017	13.69	14.0%	13.2%
2025	52	493	7,690	15.59	10.5%	11.2%
2026	58	652	9,506	14.58	13.9%	13.9%
2027	57	630	10,758	17.08	13.4%	15.7%
2028	42	590	8,999	15.26	12.5%	13.1%
2029	21	209	3,376	16.15	4.4%	4.9%
2030	12	65	1,222	18.93	1.4%	1.8%
2031	16	280	4,906	17.51	6.0%	7.2%
2032	25	221	3,817	17.26	4.7%	5.6%
Total	385	4,075	$64,806	$15.90	86.7%	94.6%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2022

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arizona
1	Chandler, AZ	Chandler Center	2016	2022	100%	7	$294	$42.45	—
2	Mesa, AZ	Shops at Power and Baseline	2016	2022	100%	4	$214	$56.22	—
3	Phoenix, AZ	Ahwatukee Foothills Towne Center	2013	1998	20%	691	$12,142	$18.14	AMC Theatres, Best Buy, Big Lots, Burlington, HomeGoods, JOANN, Lina Home Furnishing, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
4	Phoenix, AZ	Arrowhead Crossing	1995	1996	100%	353	$5,574	$16.32	Burlington, DSW, Golf Galaxy, Hobby Lobby, HomeGoods, Nordstrom Rack, Staples, T.J. Maxx
5	Phoenix, AZ	Deer Valley Towne Center	1996	1999	100%	190	$3,792	$20.55	Michaels, PetSmart, Ross Dress for Less
6	Phoenix, AZ	Paradise Village Gateway	2004	2003	100%	295	$4,543	$25.38	PetSmart, Ross Dress for Less, Sun & Ski Sports
7	Scottsdale, AZ	Artesia Village	2007	2022	100%	21	$850	$39.81	—
8	Scottsdale, AZ	Northsight Plaza	2004	2022	100%	10	$325	$33.65	—
9	Tempe, AZ	Broadway Center	2015	2022	100%	11	$379	$35.45	—

	California
10	Buena Park, CA	Buena Park Place	2009	2004	100%	213	$3,652	$17.58	Aldi, Kohl's, Michaels
11	Fontana, CA	Falcon Ridge Town Center	2005	2013	100%	277	$6,500	$23.66	24 Hour Fitness, Michaels, Ross Dress for Less, Stater Bros Markets
12	Lafayette, CA	La Fiesta Square	1993	2022	100%	53	$2,451	$52.21	—
13	Lafayette, CA	Lafayette Mercantile	2006	2022	100%	22	$1,063	$58.64	—
14	Long Beach, CA	The Pike Outlets(2)	2015	DEV	100%	389	$5,517	$23.67	Cinemark, H & M, Nike, Restoration Hardware
15	Oakland, CA	Whole Foods at Bay Place	2006	2013	100%	57	$2,919	$51.02	Whole Foods
16	Richmond, CA	Hilltop Plaza	2000	2002	20%	246	$3,758	$17.31	99 Cents Only, Century Theatre, City Sports Club, dd's Discounts, Ross Dress for Less
17	Roseville, CA	Creekside Plaza	2007	2014	100%	32	$1,258	$40.17	—
18	Roseville, CA	Ridge at Creekside	2007	2014	100%	243	$4,845	$20.04	Bed Bath & Beyond, buybuy BABY, Cost Plus World Market, Macy's Furniture Gallery, REI
19	San Francisco, CA	1000 Van Ness	1998	2002	100%	122	$2,919	$37.66	CGV Cinemas

	Colorado
20	Centennial, CO	Centennial Promenade	2002	1997	100%	443	$6,941	$21.29	Conn's, Golf Galaxy, HomeGoods, Michaels, Ross Dress for Less, Stickley Furniture, Total Wine & More
21	Colorado Springs, CO	Chapel Hills	2000	2011	100%	450	$5,418	$13.39	Barnes & Noble, Best Buy, Burlington, DSW, Nordstrom Rack, Old Navy, Pep Boys, PetSmart, Ross Dress for Less, Urban Air Adventure Park, Whole Foods
22	Denver, CO	Shops on Montview	2020	2022	100%	9	$260	$38.68	—
23	Denver, CO	University Hills	1997	2003	100%	236	$4,529	$20.37	King Soopers, Marshalls, Michaels
24	Parker, CO	FlatAcres MarketCenter/ Parker Pavilions(2)	2003	2003	100%	232	$4,340	$19.36	24 Hour Fitness, Bed Bath & Beyond, Michaels, Office Depot

	Connecticut
25	Guilford, CT	Guilford Commons	2015	DEV	100%	129	$2,146	$18.32	Bed Bath & Beyond, The Fresh Market
26	Plainville, CT	Connecticut Commons	2013	DEV	20%	561	$7,003	$13.69	AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, Old Navy, PetSmart
27	Windsor, CT	Windsor Court	1993	2007	100%	79	$1,513	$19.89	Stop & Shop

SITE Centers Corp.

Shopping Center Property List at December 31, 2022

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Florida
28	Boca Raton, FL	Shops at Boca Center	1986	2022	100%	117	$4,090	$41.00	Total Wine & More
29	Boynton Beach, FL	Village Square at Golf	2002	2007	100%	135	$1,780	$22.16	—
30	Brandon, FL	Lake Brandon Plaza	2014	2009	100%	178	$2,518	$14.51	JOANN, Nordstrom Rack, Publix, Total Wine & More
31	Brandon, FL	Lake Brandon Village	2004	2003	100%	114	$1,478	$15.64	buybuy BABY, PetSmart, Sprouts Farmers Market
32	Brandon, FL	The Collection at Brandon Boulevard(2)	2021	DEV	100%	222	$3,053	$13.73	Bealls Outlet, Chuck E. Cheese's, Crunch Fitness, Kane Furniture
33	Casselberry, FL	Casselberry Commons	2010	2007	100%	246	$3,232	$15.75	Burlington, Publix, Ross Dress for Less, T.J. Maxx
34	Delray Beach, FL	Shoppes at Addison Place	2000	2021	100%	56	$2,280	$46.33	—
35	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	100%	84	$875	$12.71	Publix
36	Jupiter, FL	Concourse Village	2004	2015	100%	134	$2,309	$17.86	Ross Dress for Less, T.J. Maxx
37	Melbourne, FL	Melbourne Shopping Center	1999	2007	100%	211	$1,409	$9.08	Big Lots, Club 4 Fitness, Publix
38	Miami, FL	The Shops at Midtown Miami	2006	DEV	100%	467	$9,872	$21.83	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
39	Naples, FL	Carillon Place	1994	1995	100%	265	$3,888	$15.79	Bealls Outlet, DSW, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Neighborhood Market
40	Orlando, FL	Lee Vista Promenade	2016	DEV	100%	314	$5,276	$17.42	Academy Sports, Bealls Outlet, Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
41	Orlando, FL	Millenia Crossing	2009	2015	100%	100	$2,164	$25.41	Nordstrom Rack
42	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	100%	52	$1,390	$28.07	—
43	Plantation, FL	The Fountains	2010	2007	100%	430	$6,876	$16.79	Dick's Sporting Goods, JOANN, Kohl's, Marshalls/HomeGoods, Total Wine & More, Urban Air Trampoline & Adventure Park
44	Tamarac, FL	Midway Plaza	1985	2007	100%	228	$2,792	$14.53	Publix, Ross Dress for Less
45	Tampa, FL	North Pointe Plaza	1990	IPO	100%	108	$1,654	$15.32	Publix
46	Tampa, FL	Southtown Center	2005	2019	100%	44	$1,265	$35.92	—
47	Wesley Chapel, FL	The Shoppes at New Tampa	2002	2007	100%	155	$1,956	$15.77	Publix, Ross Dress for Less
48	Winter Garden, FL	Winter Garden Village	2007	2013	100%	759	$15,945	$21.57	Bealls, Bed Bath & Beyond, Best Buy, Burlington, Forever 21, Havertys, JOANN, LA Fitness, Marshalls, PetSmart, Ross Dress for Less, Staples

	Georgia
49	Alpharetta, GA	Shoppes of Crabapple	2006	2022	100%	8	$242	$28.93	—
50	Atlanta, GA	Hammond Springs	2008	2021	100%	69	$1,978	$30.19	—
51	Atlanta, GA	Parkwood Shops	1996	2022	100%	20	$518	$25.39	—
52	Atlanta, GA	Perimeter Pointe	2002	1995	100%	360	$4,504	$19.32	Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas
53	Cumming, GA	Cumming Marketplace	1999	2003	100%	310	$4,315	$14.04	Lowe's, Marshalls, Michaels, OfficeMax
54	Cumming, GA	Cumming Town Center	2007	2013	100%	311	$5,095	$16.36	Ashley Furniture HomeStore, Best Buy, Burlington, Dick's Sporting Goods, T.J. Maxx/HomeGoods
55	Cumming, GA	Sharon Greens	2001	2007	100%	98	$1,169	$12.82	Kroger
56	Decatur, GA	Hairston Crossing	2002	2007	20%	58	$535	$9.65	Goodwill
57	Douglasville, GA	Market Square	1990	2007	100%	125	$1,516	$12.71	Aaron's

SITE Centers Corp.

Shopping Center Property List at December 31, 2022

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
58	Marietta, GA	Towne Center Prado	2002	1995	20%	287	$3,627	$13.46	Going Going Gone, Publix, Ross Dress for Less
59	Roswell, GA	Sandy Plains Village	2013	2007	100%	174	$2,210	$13.98	Movie Tavern, Painted Tree Marketplace
60	Snellville, GA	Presidential Commons	2000	2007	100%	274	$4,175	$15.24	Burlington, buybuy BABY, JOANN, Kroger
61	Suwanee, GA	Johns Creek Town Center	2004	2003	100%	303	$4,249	$16.09	Kohl's, Market By Macy's, Michaels, PetSmart, Sprouts Farmers Market, Staples

	Illinois
62	Chicago, IL	3030 North Broadway	2016	2017	100%	132	$4,538	$34.45	Mariano's, XSport Fitness
63	Chicago, IL	The Maxwell	2014	2014	100%	240	$5,616	$27.18	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
64	Deer Park, IL	Deer Park Town Center	2004	DEV	50%	357	$8,696	$32.77	Century Theatre, Crate & Barrel, Gap
65	Schaumburg, IL	Woodfield Village Green	2015	1995	100%	390	$7,726	$22.75	Bloomingdale's The Outlet Store, Container Store, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, Trader Joe's
66	Tinley Park, IL	Brookside Marketplace	2013	2012	20%	317	$4,592	$15.68	Best Buy, Dick's Sporting Goods, HomeGoods, Michaels, PetSmart, Ross Dress for Less, T.J. Maxx

	Indiana
67	Highland, IN	Highland Grove Shopping Center	2001	2007	20%	312	$4,402	$15.61	Burlington, Kohl's, Michaels

	Massachusetts
68	Everett, MA	Gateway Center	2001	DEV	100%	640	$6,098	$17.23	Costco, Dollar Tree, Home Depot, Michaels, Old Navy, Target, Total Wine & More
69	Framingham, MA	Shoppers World	1994	1995	100%	781	$17,844	$25.47

AMC Theatres, Barnes & Noble, Best Buy, DSW, Golf Galaxy, Hobby Lobby, HomeSense, Kohl's, Macy's Furniture Gallery, Marshalls, Michaels, Nordstrom Rack, PetSmart, Public Lands, Sierra Trading Post,
T.J. Maxx

	Missouri
70	Brentwood, MO	The Promenade at Brentwood	1998	1998	100%	338	$5,305	$15.71	Burlington, Micro Center, PetSmart, Target, Trader Joe's
71	Independence, MO	Independence Commons	1999	1995	20%	386	$5,713	$15.51	AMC Theatres, Best Buy, Bob's Discount Furniture, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
72	East Hanover, NJ	East Hanover Plaza	1994	2007	100%	98	$2,069	$21.11	HomeGoods, HomeSense
73	Edgewater, NJ	Edgewater Towne Center	2000	2007	100%	76	$1,618	$29.60	Whole Foods
74	Freehold, NJ	Freehold Marketplace	2005	DEV	100%	21	$768	$37.18	—
75	Hamilton, NJ	Hamilton Marketplace	2004	2003	100%	550	$10,292	$20.23	Barnes & Noble, Bed Bath & Beyond, Kohl's, Michaels, Ross Dress for Less, ShopRite, Staples
76	Princeton, NJ	Nassau Park Pavilion	2021	1997	100%	750	$11,393	$15.64	At Home, Best Buy, Burlington, Dick's Sporting Goods, HomeGoods, HomeSense, Michaels, PetSmart, Raymour & Flanigan, T.J. Maxx, Wegmans
77	Union, NJ	Route 22 Retail Center	1997	2007	20%	112	$1,562	$15.90	Big Lots, Dick's Sporting Goods
78	Voorhees, NJ	Echelon Village Plaza	2002	2015	100%	89	$792	$12.58	The Edge Fitness Clubs
79	Woodland Park, NJ	West Falls Plaza	1995	2007	20%	91	$1,786	$21.45	andThat!, Cost Plus World Market

SITE Centers Corp.

Shopping Center Property List at December 31, 2022

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	New York
80	Hempstead, NY	The Hub	2001	2015	100%	249	$3,277	$13.27	Home Depot, Stop & Shop

	North Carolina
81	Chapel Hill, NC	Meadowmont Village	2002	2007	20%	185	$2,297	$22.60	Harris Teeter
82	Charlotte, NC	Belgate Shopping Center	2017	DEV	100%	289	$4,771	$16.79	Burlington, Cost Plus World Market, Hobby Lobby, Marshalls, Old Navy, PetSmart, T.J. Maxx
83	Charlotte, NC	Carolina Pavilion	1997	2012	100%	701	$9,735	$14.10

AMC Theatres, American Freight Outlet Stores, AutoZone, Bed Bath & Beyond, Big Lots, Burlington, buybuy BABY, Conn's, Floor & Decor, Frontgate Outlet Store, JOANN, Nordstrom Rack, Old Navy,
Ross Dress for Less, Value City Furniture

84	Charlotte, NC	Cotswold Village	2013	2011	100%	263	$6,157	$25.19	Harris Teeter, Marshalls, PetSmart
85	Cornelius, NC	The Shops at The Fresh Market	2001	2007	100%	132	$1,400	$18.73	The Fresh Market
86	Raleigh, NC	Poyner Place	2012	2012	20%	252	$3,966	$16.45	Cost Plus World Market, Marshalls, Michaels, Ross Dress for Less, Target, Urban Air Trampoline & Adventure Park
87	Wilmington, NC	University Centre	2001	IPO	20%	418	$4,441	$11.33	Bed Bath & Beyond, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less
88	Winston Salem, NC	Shoppes at Oliver's Crossing	2003	2007	20%	77	$1,064	$14.71	Lowes Foods

	Ohio
89	Cincinnati, OH	Kenwood Square	2017	2013	100%	427	$7,118	$18.87	Dick's Sporting Goods, Macy's Furniture Gallery, Marshalls/HomeGoods, Michaels, T.J. Maxx, The Fresh Market
90	Columbus, OH	Easton Market	2013	1998	100%	502	$7,670	$15.28	Bed Bath & Beyond, buybuy BABY, DSW, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Ross Dress for Less, Sierra Trading Post, T.J. Maxx, Value City Furniture
91	Columbus, OH	Polaris Towne Center	1999	2011	100%	459	$7,056	$16.88	Best Buy, Big Lots, JOANN, Kroger, OfficeMax, T.J. Maxx
92	Mason, OH	Waterstone Center	1998	2014	100%	162	$2,774	$17.15	Best Buy, Michaels, Ross Dress for Less
93	Stow, OH	Stow Community Center	2008	DEV	100%	406	$4,855	$12.30	Giant Eagle, Hobby Lobby, HomeGoods, Kohl's, T.J. Maxx
94	Toledo, OH	Springfield Commons	1999	DEV	20%	272	$2,433	$11.72	Burlington, Kohl's, Planet Fitness
95	Westlake, OH	West Bay Plaza	2022	IPO	100%	147	$3,204	$23.14	Fresh Thyme Farmers Market, HomeSense

	Oregon
96	Hillsboro, OR	Tanasbourne Town Center	2001	1996	100%	285	$5,211	$21.56	Bed Bath & Beyond, Marshalls, Michaels, Ross Dress for Less, Sierra Trading Post
97	Portland, OR	The Blocks	2001	2019	100%	97	$2,678	$35.71	—

	Pennsylvania
98	Boothwyn, PA	Larkin's Corner	1994	2015	100%	225	$2,136	$9.70	ACME, Walmart
99	Easton, PA	Southmont Plaza	2004	2015	100%	251	$3,916	$16.11	Barnes & Noble, Bed Bath & Beyond, Best Buy, Dick's Sporting Goods, Michaels, Staples

SITE Centers Corp.

Shopping Center Property List at December 31, 2022

	Location	Center	Year Developed/ Redeveloped	Year Acquired	SITE Ownership Interest	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	South Carolina
100	Anderson, SC	Midtowne Park	2008	2014	100%	167	$1,655	$9.89	Dick's Sporting Goods, HomeGoods, Kohl's
101	Charleston, SC	Ashley Crossing	2011	2003	20%	208	$2,215	$11.17	Food Lion, JOANN, Kohl's, Marshalls
102	Mount Pleasant, SC	Wando Crossing	2000	1995	100%	214	$3,222	$15.61	Ashley Furniture HomeStore, Marshalls, Michaels, T.J. Maxx, Total Wine & More

	Tennessee
103	Brentwood, TN	Cool Springs Pointe	2004	2000	100%	198	$3,158	$15.94	Best Buy, Restoration Hardware, Ross Dress for Less

	Texas
104	Highland Village, TX	The Marketplace at Highland Village	2007	2013	100%	207	$3,680	$18.72	DSW, LA Fitness, T.J. Maxx/HomeGoods
105	Houston, TX	Shops at Tanglewood	2019	2022	100%	26	$1,187	$46.45	—
106	Round Rock, TX	Vintage Plaza	2003	2019	100%	41	$835	$27.70	—
107	San Antonio, TX	Bandera Pointe	2002	DEV	100%	490	$5,921	$12.58	Barnes & Noble, Gold's Gym, JOANN, Lowe's, Old Navy, PetSmart, Ross Dress for Less, T.J. Maxx, Urban Air Trampoline & Adventure Park
108	San Antonio, TX	Terrell Plaza	2012	2007	100%	108	$2,083	$20.15	Ross Dress for Less
109	San Antonio, TX	Village at Stone Oak	2007	DEV	100%	442	$6,412	$18.75	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Ross Dress for Less

	Virginia
110	Charlottesville, VA	Emmet Street North	2020	2021	100%	2	$200	$86.32	—
111	Charlottesville, VA	Emmet Street Station	2018	2021	100%	11	$488	$51.82	—
112	Fairfax, VA	Boulevard Marketplace	2012	2022	100%	19	$788	$40.79	—
113	Fairfax, VA	Fairfax Marketplace	2008	2022	100%	19	$913	$55.14	—
114	Fairfax, VA	Fairfax Pointe	2010	2022	100%	10	$518	$49.39	—
115	Fairfax, VA	Fairfax Towne Center	1994	1995	100%	253	$5,058	$20.46	Bed Bath & Beyond, JOANN, Regal Cinemas, Safeway, T.J. Maxx
116	Midlothian, VA	Commonwealth Center	2002	2007	20%	166	$1,965	$17.94	Michaels, The Fresh Market
117	Richmond, VA	Downtown Short Pump	2000	2007	100%	126	$2,972	$23.59	Barnes & Noble, Regal Cinemas
118	Richmond, VA	White Oak Village	2008	2014	100%	432	$6,408	$15.81	JCPenney, K&G Fashion Superstore, Michaels, PetSmart, Publix
119	Springfield, VA	Springfield Center	1999	2007	100%	177	$4,199	$23.76	Barnes & Noble, Bed Bath & Beyond, DSW, Marshalls, Michaels, The Tile Shop

(1)
Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2022.
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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.” As of February 15, 2023, there were 3,722 record holders. This figure excludes non-registered holders that held their shares in "street name" through various brokerage firms, and therefore, does not represent the actual number of beneficial owners of the Company’s common shares.

The Company’s Board of Directors is responsible for establishing and, if appropriate, modifying the Company’s dividend policy. The Board of Directors intends to pursue a dividend policy retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements. In February 2023, the Company declared its first-quarter 2023 dividend of $0.13 per common share, payable on April 6, 2023, to shareholders of record at the close of business on March 17, 2023.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (Millions)
October 1–31, 2022	20	$10.71	—	$—
November 1–30, 2022	4,958	12.40	—	—
December 1–31, 2022	2,162,904	13.35	2,162,884	—
Total	2,167,882	$13.34	2,162,884	$93.4

(1)
Includes (i) common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans and (ii) common shares purchased under the Company's share repurchase program.

On November 29, 2018, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company was authorized to repurchase up to a maximum value of $100 million of its common shares, which authority was fully utilized as of December 20, 2022. In 2022, the Company repurchased 3.2 million of its common shares in open market transactions under this repurchase plan at an aggregate cost of $42.3 million, or $13.04 per share.

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the new program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. In late December 2022, the Company repurchased 0.5 million of its common shares in open market transactions at an aggregate cost of $6.6 million, or $13.47 per share, under this program which settled in January 2023. As of January 31, 2023, the Company did not make any additional purchases of its common shares under this program.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of December 31, 2022, the Company’s portfolio consisted of 119 shopping centers (including 18 shopping centers owned through unconsolidated joint ventures). At December 31, 2022, the Company owned 27.0 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At December 31, 2022, the aggregate occupancy of the Company’s operating shopping center portfolio was 92.4% on a pro rata basis, and the average annualized base rent per occupied square foot was $19.52 on a pro rata basis.

Current Strategy

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows. Additional growth opportunities include external acquisitions and tactical redevelopment. Management intends to use retained cash flow, proceeds from the sale of lower growth assets and proceeds from equity offerings and debt financings to fund capital expenditures relating to new leasing activity, acquisitions, including opportunistic investments, and tactical redevelopment activity. In recent years, the Company’s acquisition activities have largely focused on unanchored, convenience retail properties that offer enhanced prospects for cash flow growth through rent increases and lower capital expenditure requirements.

The Company believes the following serve as cornerstones for the execution of its strategy:

•
Maximization of recurring cash flows through strong leasing and core property operations;
•
Growth in Company cash flows through capital recycling, especially the redeployment of capital from mature, slower growing assets into acquisitions that offer greater prospects for growth in property-level cash flows;
•
Enhancement of property cash flows through creative, proactive tactical redevelopment efforts that result in the profitable adaptation of site plans to better suit tenant and community demands;
•
Risk mitigation through continuous focus on maintaining prudent leverage levels and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, common equity and capital from a wide range of joint venture partners and
•
Sustainability of growth through a constant focus on relationships with employee, community and investor constituencies.

Transaction and Capital Markets Highlights

Transaction and investment highlights for the Company during 2022 include the following:

•
Acquired 16 shopping centers (including one through the acquisition of a partner's interest) in Arizona, California, Colorado, Florida, Georgia, Texas and Virginia for an aggregate purchase price of $342.4 million;
•
Sold 33 shopping centers and land parcels for $885.5 million ($371.1 million at the Company's share), including the Company's 20% interest in the SAU Joint Venture based on a gross asset value of $155.7 million (at 100%) and the Company’s 20% interest in 13 assets owned by the DDRM Joint Venture based on a gross asset value of $387.6 million (at 100%);
•
In June 2022, amended and restated its $950 million revolving credit facility to, among other things, extend the maturity date to June 2026 (subject to two six-month extension options) and change the interest rate benchmark from LIBOR to SOFR. The Company also amended and restated its $100 million term loan to, among other things, extend the maturity date to June 2027 and change the interest rate benchmark from LIBOR to SOFR. The Company drew an additional $100.0 million on the term loan facility with total borrowings under the term loan facility aggregating $200.0 million at December 31, 2022. The Company also swapped the variable rate component of the term loan's interest rate to a fixed rate through the loan’s maturity in June 2027;
•
In the first and second quarter of 2022, settled 2.4 million common shares which were offered and sold on a forward basis under its $250 million continuous equity program, resulting in gross proceeds of $38.3 million, or $15.79 per share;

•
In the third and fourth quarters, repurchased 3.7 million of its common shares in open market transactions at an aggregate cost of $48.9 million, or $13.09 per share (including fees) and
•
Declared aggregate cash dividends of $0.52 per common share.

Operational Accomplishments

The Company's 2022 leasing volumes were the highest level in five years despite a decrease in the Company’s GLA. The Company believes that recent strong leasing volumes are attributable to the concentration of the Company’s portfolio in suburban, high household income communities and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations to improve the speed and efficiency of fulfillment of online purchases.

Operating highlights for 2022 included:

•
Signed new leases and renewals for approximately 4.3 million square feet of GLA, which included 1.1 million square feet of new leasing volume, both on a pro rata basis;
•
Achieved new cash lease spreads of 26.0% and renewal spreads of 6.4% at the Company’s pro rata share;
•
Increased annualized base rent per occupied square foot on a pro rata basis to $19.52 at December 31, 2022, as compared to $18.33 at December 31, 2021, primarily due to favorable leasing results and transactional activity and
•
Aggregate occupancy increased on a pro rata basis to 92.4% at December 31, 2022, from 90.0% at December 31, 2021.

Retail Environment

The Company continued to see demand from a broad range of tenants for its space in 2022, particularly as large national retailers launched new brand concepts and further incorporated omni-channel strategies leveraging brick and mortar infrastructure to fulfill online purchases and drive incremental business. Although certain retailers have recently announced bankruptcies and/or store closures, other retailers, specifically those in the value and convenience category, continue to expand their store fleets and launch new concepts. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts may require additional capital expenditures and opportunities to lease any vacant theater spaces may be more limited. Many of the Company’s largest tenants, including TJX Companies, Dick’s Sporting Goods, Ross, Burlington and Five Below, remain well positioned with access to capital and have outperformed other retail categories on a relative basis.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, which had a significant impact on the Company's collection rates in 2020. The Company’s collection rates improved throughout 2021 and collection rates in 2022 were generally consistent with pre-pandemic levels. The Company's tenants, including tenants previously on the cash basis of accounting, are paying their monthly rent in a manner consistent with periods prior to the COVID-19 pandemic and have generally repaid deferred rents relating to prior periods. As of December 31, 2022, the COVID-19-related rent deferral arrangements for tenants that are not accounted for on the cash basis have been repaid. Included in 2022 and 2021 results was $3.6 million and $13.8 million of prior‑period rental revenue, at SITE Centers’ share, respectively, primarily from cash-basis tenants.

The Company continues to monitor the impact of the COVID-19 pandemic on its business. Any new surges in contagion or new COVID-19 variants could adversely impact the Company’s ability to lease space and collect rents. Certain tenant categories remain especially vulnerable to the impact of the COVID-19 pandemic, including movie theaters, fitness centers and restaurants that rely on in-person dining, activities and entertainment. For a further discussion of the impact of the COVID‑19 pandemic on the Company’s business, see Item 1A. Risk Factors in Part I of this Report on Form 10-K and “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section.

Company Fundamentals

The following table lists the Company’s 10 largest tenants at its wholly-owned properties and its proportionate share of unconsolidated joint venture properties combined as of December 31, 2022:

		At SITE Centers' Share
Tenant		% of Total Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
1.	TJX Companies(A)	5.9%	7.0%
2.	Dick's Sporting Goods(B)	2.7%	2.8%
3.	PetSmart	2.4%	2.3%
4.	Michaels	2.2%	2.4%
5.	Ross Stores(C)	2.1%	2.9%
6.	Bed, Bath & Beyond(D)	1.9%	2.5%
7.	Nordstrom Rack	1.8%	1.6%
8.	Gap(E)	1.8%	1.6%
9.	Best Buy	1.8%	1.9%
10.	Burlington	1.7%	1.9%
The following table lists the Company’s and its unconsolidated joint ventures' 10 largest tenants at 100% as of December 31, 2022:

	At 100%
	Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	6.0%	5.2%	3.2%	3.4%
Dick's Sporting Goods(B)	2.7%	2.0%	2.9%	3.0%
PetSmart	2.4%	1.7%	1.2%	0.9%
Michaels	2.2%	1.8%	2.1%	2.1%
Ross Stores(C)	2.1%	2.1%	3.8%	3.9%
Nordstrom Rack	1.9%	1.2%	0.0%	0.0%
Bed, Bath & Beyond(D)	1.8%	1.8%	2.4%	1.6%
Gap(E)	1.7%	1.1%	3.0%	2.2%
Best Buy	1.7%	1.4%	2.7%	2.3%
Ulta	1.7%	0.9%	1.9%	1.1%
AMC Theatre	1.4%	0.6%	7.1%	3.9%
Kohl's	1.5%	2.1%	5.0%	7.0%
Lowe's	0.4%	0.9%	2.9%	4.3%
Cinemark Theatre	0.3%	0.3%	2.3%	1.7%

(A)
Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading, HomeSense and Combo Store
(B)
Includes Dick’s Sporting Goods, Golf Galaxy and Public Lands
(C)
Includes Ross Dress for Less and dd’s Discounts
(D)
Includes Bed Bath & Beyond, buybuy BABY, Combo Store and subleases
(E)
Includes Gap, Old Navy and Banana Republic

The Company leased approximately 5.2 million square feet (4.3 million square feet at the Company’s share) of GLA in 2022 in its wholly-owned and joint venture portfolios, composed of 222 new leases and 421 renewals, for a total of 643 leases executed in 2022. At December 31, 2022, the Company had 206 leases expiring in 2023 with an average base rent per square foot of $21.49 on a pro rata basis. For the comparable leases executed in 2022, at the Company’s interest, the Company generated positive cash leasing spreads of 26.0% for new leases and 6.4% for renewals, or 8.5% on a blended basis. Cash leasing spreads are a key metric in real estate, representing the percentage increase over rental rates on existing leases versus rental rates on new and renewal leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity and exclude properties in redevelopment. The Company’s cash leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2022, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $7.42 per rentable square foot, on a pro rata basis, over the lease term, as compared to $8.34 per rentable square foot in 2021. The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2022 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures”) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2022	2021
Net income attributable to common shareholders	$157,563	$106,123
FFO attributable to common shareholders	$250,991	$242,774
Operating FFO attributable to common shareholders	$253,346	$245,687
Earnings per share – Diluted	$0.73	$0.51

For the year ended December 31, 2022, the increase in net income attributable to common shareholders, as compared to the prior year, was primarily attributable to higher gain on sale of wholly-owned and joint venture interests, higher operating results driven by base rent growth at existing assets, the net impact of property transaction activity, lower general and administrative expenses due to mark-to-market activity recorded in 2021 for certain PRSUs and the write-off of preferred share original issuance costs in 2021, partially offset by lower fee income from joint ventures and RVI.

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

Revenue Recognition and Accounts Receivable

Rental income has been reduced for the elimination of unpaid contractual lease payments for tenants that are on the cash basis of accounting due to collectability concerns. The payment of past due amounts owed by cash basis tenants could occur in a year beyond when the original amount was due creating volatility in the year-over-year presentation of rental income. When a tenant comes off the cash basis, there could be a reinstatement of the straight-line rent receivable, which would result in additional recognition of straight-line income.

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rents, expense reimbursements and other revenue or income. The Company analyzes tenant credit worthiness, as well as current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable. In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position. For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable. The time to resolve these claims may exceed one year. These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Real Estate and Long-Lived Assets

Impairment Assessment

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including undeveloped land and construction in progress, and intangibles may be impaired. Impairment indicators are primarily related to a change in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows may require significant estimates by management. In management’s estimate of projected cash flows, it considers factors such as hold period, expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income. If the Company’s estimates of the anticipated holding periods, projected future cash flows or market conditions change, its evaluation of the impairment charges may be different, and such differences could be material to the Company’s consolidated financial statements. Specifically, plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Measurement of Fair Value

The Company is required to periodically assess for impairment the value of its consolidated real estate assets. The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received for the sale of an asset in an orderly transaction between marketplace participants at the measurement date. Real estate assets without a public market are valued based on assumptions made and valuation techniques used by the Company. The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such real estate assets. As a result, amounts ultimately realized by the Company from real estate assets sold may differ from the fair values presented, and the differences could be material.

The valuation of real estate assets for impairment is determined using widely accepted valuation techniques including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company utilizes a valuation technique that is based on the characteristics of the specific asset when measuring fair value of an investment. However, a single valuation technique is generally used for the Company’s property type. The significant assumptions include the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

Purchase Price Allocations of Property Acquisitions

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

RESULTS OF OPERATIONS

For the comparison of the Company’s 2022 performance to 2021 presented below, consolidated shopping center properties owned as of January 1, 2021, are referred to herein as the “Comparable Portfolio Properties.” The discussion of the Company’s 2021 performance compared to 2020 performance is set forth in — “Comparison of 2021 and 2020 Results of Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Revenues from Operations (in thousands)

	2022	2021	$ Change
Rental income(A)	$537,106	$490,799	$46,307
Fee and other income(B)	15,247	42,065	(26,818)
Total revenues	$552,353	$532,864	$19,489

(A)
The following table summarizes the key components of rental income (in thousands):

Contractual Lease Payments	2022	2021	$ Change
Base and percentage rental income(1)	$391,883	$353,067	$38,816
Recoveries from tenants(2)	133,574	120,530	13,044
Uncollectible revenue(3)	1,388	9,383	(7,995)
Lease termination fees, ancillary and other rental income	10,261	7,819	2,442
Total contractual lease payments	$537,106	$490,799	$46,307
(1)
The changes in base and percentage rental income were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$25.5
Comparable Portfolio Properties	11.3
Disposition of shopping centers	(0.4)
Straight-line rents	2.4
Total	$38.8

The increase in straight-line rents was primarily due to the impact of straight-line rents recorded on properties recently acquired and the re-establishment of the recognition of straight-line rents for tenants that were removed from the cash basis of accounting.

The following tables present the statistics for the Company’s assets affecting base and percentage rental income summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2022	2021
Centers owned (at 100%)	119	136
Aggregate occupancy rate	92.4%	90.0%
Average annualized base rent per occupied square foot	$19.52	$18.33

	Wholly-Owned Shopping Centers December 31,
	2022	2021
Centers owned	101	89
Aggregate occupancy rate	92.6%	90.0%
Average annualized base rent per occupied square foot	$19.61	$18.52

	Joint Venture Shopping Centers December 31,
	2022	2021
Centers owned	18	47
Aggregate occupancy rate	90.7%	89.4%
Average annualized base rent per occupied square foot	$16.20	$15.15

(2)
Recoveries from tenants were approximately 78.6% and 78.9% of operating expenses and real estate taxes for the years ended December 31, 2022 and 2021, respectively.
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
(B)
In 2022, Fee and Other Income was primarily earned from the Company's unconsolidated joint ventures. The decrease as compared to 2021 primarily related to lower fee revenue from RVI and joint ventures as a result of asset sales, a trend expected to continue in future periods. As of April 2022, RVI no longer owns any real estate investments. The management agreement with RVI in effect as of January 1, 2022, includes a reduced asset management fee to effectuate a wind-up of its operations. In 2022, the DDRM Joint Venture sold 16 assets and the Company expects that the DDRM Joint Venture may sell additional assets in the future. The components of Fee and Other Income are presented in Note 2, “Revenue Recognition,” to the Company’s consolidated financial statements included herein.

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

Expenses from Operations (in thousands)

	2022	2021	$ Change
Operating and maintenance(A)	$89,278	$76,716	$12,562
Real estate taxes(A)	80,706	76,071	4,635
Impairment charges(B)	2,536	7,270	(4,734)
General and administrative(C)	46,564	55,052	(8,488)
Depreciation and amortization(A)	203,546	185,768	17,778
	$422,630	$400,877	$21,753
(A)
The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$5.9	$4.3	$20.8
Comparable Portfolio Properties	6.5	0.7	(2.8)
Disposition of shopping centers	0.2	(0.4)	(0.2)
	$12.6	$4.6	$17.8

The increase in Operating and Maintenance for the Comparable Portfolio Properties was primarily the result of higher landlord expenses.

(B)
For the year ended December 31, 2022 and 2021, the Company recorded impairment charges that were triggered by a change in hold period assumptions. Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) holding periods could result in the recognition of additional impairment charges. Impairment charges are presented in Note 14, “Impairment Charges and Reserves,” to the Company’s consolidated financial statements included herein.

(c)
General and administrative expenses for the years ended December 31, 2022 and 2021, were approximately 6.8% and 6.7% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods. Excluding mark-to-market activity recorded in 2021 of $5.6 million for certain PRSUs which were granted in 2018 and settled in 2021, general and administrative expenses were 6.0% of total revenues for the year ended December 31, 2021. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2022	2021	$ Change
Interest expense(A)	$(77,692)	$(76,383)	$(1,309)
Other expense, net	(2,540)	(1,185)	(1,355)
	$(80,232)	$(77,568)	$(2,664)
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2022	2021
Weighted-average debt outstanding (in billions)	$1.8	$1.8
Weighted-average interest rate	4.1%	4.1%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity, prudent leverage levels and lengthy average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.1% and 4.0% at December 31, 2022 and 2021, respectively.

Interest costs capitalized in conjunction with redevelopment projects were $1.1 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

Other Items (in thousands)

	2022	2021	$ Change
Equity in net income of joint ventures(A)	$27,892	$47,297	$(19,405)
Gain on sale and change in control of interests, net(B)	45,581	19,185	26,396
Gain on disposition of real estate, net(C)	46,644	6,065	40,579
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(816)	(1,550)	734
Income attributable to non-controlling interests, net(D)	(73)	(481)	408
(A)
Primarily the result of gains on sale of assets in both years. Amounts in 2022 also reflect the reduction of income as a result of the asset sales closed in 2021 and 2022. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2022, the Company recorded a $3.3 million gain from the acquisition of its joint venture partner's 80% equity interest in an asset (Casselberry Commons) owned by the DDRM Joint Venture, a $16.8 million gain from the sale of its 20% interest in the SAU Joint Venture to its partner and a $25.4 million gain from the sale of its 50% interest in Lennox Town Center to its partner. The 2021 gain relates to the sale of the Company’s interest in undeveloped land in Richmond Hill, Ontario and the Company's acquisition of the equity interest of six assets owned by the DDRM Joint Venture.
(C)
The Company sold five wholly-owned shopping centers and land parcels in 2022 and several land parcels in 2021.
(D)
In December 2021, the Company acquired its partner’s 33% non-controlling ownership interest in Paradise Village Gateway (Phoenix, Arizona), which represents the entire amount of the non-controlling interest recorded by the Company with respect to this property.

Net Income (in thousands)

	2022	2021	$ Change
Net income attributable to SITE Centers	$168,719	$124,935	$43,784

The increase in net income attributable to SITE Centers, as compared to the prior year, was primarily attributable to higher gain on sale of wholly-owned and joint venture interests, higher operating results driven by base rent growth at existing assets, the net impact of property acquisitions and lower general and administrative expenses due to mark-to-market activity recorded in 2021 for certain PRSUs, partially offset by lower fee income from joint ventures and RVI.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with (GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, (iv) gains and losses from changes in control and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. The Company’s calculation of FFO is consistent with the definition of FFO provided by NAREIT.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	$ Change
FFO attributable to common shareholders	$250,991	$242,774	$8,217
Operating FFO attributable to common shareholders	253,346	245,687	7,659

The increase in FFO for the year ended December 31, 2022, as compared to the prior year, was primarily attributable to higher operating results driven by base rent growth at existing assets, the net impact of property acquisitions, lower general and administrative expenses due to the mark-to-market adjustment on certain PRSUs settled in 2021 and the write-off of preferred share original issuance costs in 2021, partially offset by lower management fees. The change in Operating FFO primarily was due to positive operating results, partially offset by lower fee income.

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

	For the Year Ended December 31,
	2022	2021
Net income attributable to common shareholders	$157,563	$106,123
Depreciation and amortization of real estate investments	198,662	180,158
Equity in net income of joint ventures	(27,892)	(47,297)
Joint ventures' FFO(A)	12,274	21,703
Non-controlling interests (OP Units)	73	67
Impairment of real estate	2,536	7,270
Gain on sale and change in control of interests, net	(45,581)	(19,185)
Gain on disposition of real estate, net	(46,644)	(6,065)
FFO attributable to common shareholders	250,991	242,774
RVI disposition fees	(385)	(9,016)
Mark-to-market adjustment (PRSUs)	—	5,589
Debt extinguishment and other, net	1,886	1,047
Joint ventures – debt extinguishment and other, net	854	137
Write-off of preferred share original issuance costs	—	5,156
Non-operating items, net	2,355	2,913
Operating FFO attributable to common shareholders	$253,346	$245,687

(A)
At December 31, 2022 and 2021, the Company had an economic investment in unconsolidated joint ventures which owned 18 and 47 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Net income attributable to unconsolidated joint ventures	$106,846	$110,032
Depreciation and amortization of real estate investments	46,518	66,618
Impairment of real estate	17,550	—
Gain on disposition of real estate, net	(120,097)	(89,935)
FFO	$50,817	$86,715
FFO at SITE Centers' ownership interests	$12,274	$21,703
Operating FFO at SITE Centers' ownership interests	$13,128	$21,840

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”). The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income and reimbursements and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments. SSNOI includes assets owned in comparable periods (15 months for prior period comparisons). In addition, SSNOI is presented including activity associated with major and tactical redevelopment. SSNOI excludes all non-property and corporate level revenue and expenses. Other real estate companies may calculate NOI and SSNOI in a different manner. The Company believes SSNOI at its effective ownership interest provides investors with additional information regarding the operating performance of comparable assets because it excludes certain non-cash and non-comparable items as noted above. SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2022	2021
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$168,719	$124,935	$168,719	$124,935
Fee income	(11,546)	(40,521)	(11,546)	(40,521)
Interest expense	77,692	76,383	77,692	76,383
Depreciation and amortization	203,546	185,768	203,546	185,768
General and administrative	46,564	55,052	46,564	55,052
Other expense (income), net	2,540	1,185	2,540	1,185
Impairment charges	2,536	7,270	2,536	7,270
Equity in net income of joint ventures	(27,892)	(47,297)	(27,892)	(47,297)
Tax expense	816	1,550	816	1,550
Gain on sale and change in control of interests	(45,581)	(19,185)	(45,581)	(19,185)
Gain on disposition of real estate, net	(46,644)	(6,065)	(46,644)	(6,065)
Income from non-controlling interests	73	481	73	481
Consolidated NOI	$370,823	$339,556	$370,823	$339,556

Net income from unconsolidated joint ventures	$106,846	$110,032	$22,248	$49,459
Interest expense	34,055	43,379	7,664	10,557
Depreciation and amortization	46,518	66,618	10,457	15,107
Impairment charges	17,550	—	3,510	—
Other expense (income), net	12,303	12,074	2,766	2,951
Gain on disposition of real estate, net	(120,097)	(89,935)	(23,965)	(42,897)
Unconsolidated NOI	$97,175	$142,168	$22,680	$35,177

Total Consolidated + Unconsolidated NOI			$393,503	$374,733
Less: Non-Same Store NOI adjustments			(34,404)	(18,380)
Total SSNOI including redevelopment			$359,099	$356,353

SSNOI % Change including redevelopment			0.8%

The increase in SSNOI for the year ended December 31, 2022, was impacted by rents and recoveries primarily attributable to sequential increases in occupancy for same-store assets. This increase was negatively impacted by a decrease in the amount of rental revenues received from tenants related to prior-periods primarily from tenants on the cash basis of accounting. SSNOI for the year ended December 31, 2022, included uncollectible revenue of $3.4 million related to prior-period rental revenues as compared to $12.8 million for the year ended December 31, 2021.

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

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.7 billion at both December 31, 2022 and 2021.

At December 31, 2022, the Company had an unrestricted cash balance of $20.3 million and availability under its Revolving Credit Facility of $950.0 million (subject to satisfaction of applicable borrowing conditions). The Company has $87.2 million aggregate principal amount of senior notes maturing in 2023. In 2024, the Company has $65.6 million aggregate principal amount of senior notes and $27.1 million of consolidated mortgage debt maturing. The Company’s unconsolidated joint ventures have $22.1 million and $88.9 million in mortgage debt at the Company’s share maturing in 2023 and 2024, respectively. As of December 31, 2022, the Company did not have any indebtedness outstanding having an interest rate determined by reference to LIBOR. As of December 31, 2022, the Company anticipates that it has approximately $23 million to be incurred on its pipeline of identified redevelopment projects. The Company declared aggregate common share dividends of $0.52 per share in 2022 and declared a dividend of $0.13 per share in the first quarter of 2023. The Company believes it has sufficient liquidity to operate its business at this time.

Revolving Credit Facility and Term Loan

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”) that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments and subject to other conditions precedent. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company’s option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10 basis point credit spread adjustment plus an applicable margin (0.85% at December 31, 2022), or (ii) the alternative base rate plus an applicable margin (0.0% at December 31, 2022). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2022. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Investor Services Inc. (“Fitch”) (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

In 2022, in connection with the amendment and restatement of the Revolving Credit Facility described above, the Company terminated its separate $20 million unsecured revolving credit facility with PNC Bank, National Association.

The Company also maintains a $200 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”), that bears interest at variable rates, based on the Company's long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a 10 basis point credit spread adjustment plus an applicable margin (0.95% at December 31, 2022) or (ii) the alternative base rate plus an applicable margin (0.0% at December 31, 2022). The applicable margins vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). In August 2022, the Company swapped the portion of the Term Loan's interest rate calculated by reference to the variable SOFR rate to a fixed rate of 2.75% per annum. The Term Loan matures in June 2027. The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments subject to other customary conditions precedent. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The covenants governing the Term Loan are substantially identical to those governing the Revolving Credit Facility.

The Revolving Credit Facility, the Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Revolving Credit Facility, the Term Loan and the indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of December 31, 2022, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Consolidated Indebtedness – as of December 31, 2022

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

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives. The Company has sought to manage its debt maturities through executing a strategy to extend debt duration, increase liquidity, maintain prudent leverage levels and improve the Company’s credit profile with a focus of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of December 31, 2022

The Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $538.0 million and $876.9 million at December 31, 2022 and 2021, respectively. Such mortgages are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misappropriation of funds, impermissible transfer, environmental contamination and material misrepresentation. The outstanding indebtedness of the Company’s unconsolidated joint ventures at December 31, 2022, which matures in the subsequent 14-month period (i.e., through February 2024), is $110.6 million ($22.1 million at the Company’s share). All of this amount is attributable to the DDRM Joint Venture, and the Company expects the joint venture to repay the indebtedness with proceeds from asset sales or to exercise the option to extend the loan's maturity date by one year.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Similar to SITE Centers, the Company’s joint ventures experienced a reduction in rent collections, beginning in the second quarter of 2020, as a result of the impact of the COVID-19 pandemic. The collection rates improved throughout 2021, and collection rates in 2022 were generally consistent with pre-pandemic levels. However, any future deterioration in property-level revenues may cause one or more of these joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates may adversely impact the ability of the Company's joint ventures to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Cash flow provided by operating activities	$257,262	$282,515
Cash flow (used for) provided by investing activities	(167,559)	74,451
Cash flow used for financing activities	(111,741)	(388,127)

Changes in cash flow for the year ended December 31, 2022, compared to the prior year are as follows:

Operating Activities: Cash provided by operating activities decreased $25.3 million primarily due to the following:

•
Decrease in cash collected from tenants in 2022 related to prior periods primarily from cash-basis tenants;
•
Decrease in fees earned from joint ventures and managed properties and
•
Increase in income from acquired properties.

.

Investing Activities: Cash (used for) provided by investing activities increased $242.0 million primarily due to the following:

•
Increase in real estate assets acquired, developed and improved of $242.8 million;
•
Decrease in distributions from unconsolidated joint ventures net of advance payments of $25.0 million;
•
2021 distribution by RVI of $190.0 million on account of the Company's preferred investment in RVI and
•
Increase in proceeds from disposition of real estate and disposition of joint venture interests of $211.4 million.

Financing Activities: Cash used for financing activities decreased $276.4 million primarily due to the following:

•
Increase in proceeds from the Term Loan of $100.0 million;
•
Decrease in Revolving Credit Facility and mortgage debt repayments of $279.1 million;
•
Increase in dividends paid of $20.5 million;
•
Increase of stock repurchase of $42.3 million and
•
Decrease in net proceeds from common share offerings net of preferred stock redemption of $38.1 million.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $122.3 million in 2022, as compared to $113.0 million of cash dividends paid in 2021. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2022.

The Company declared cash dividends of $0.52 per common share in 2022. In February 2023, the Company declared its first quarter 2023 dividend of $0.13 per common share payable on April 6, 2023, to shareholders of record at the close of business on March 17, 2023. The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

In the first and second quarters of 2022, the Company settled 2.4 million common shares, which were offered and sold on a forward basis under its $250 million continuous equity program, resulting in gross proceeds of $38.3 million or $15.79 per share. At February 15, 2023, the Company had approximately $211.7 million available for the future offering of common shares under this program.

In November 2018, the Company’s Board of Directors announced a common share repurchase program. Under the terms of the program, the Company was authorized to repurchase up to a maximum value of $100 million of its common shares, which authority was fully utilized as of December 20, 2022. In 2022, the Company repurchased 3.2 million of its common shares in open market transactions under this program at an aggregate cost of $42.3 million, or $13.04 per share.

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the new program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. In late December 2022, the Company repurchased 0.5 million of its common shares in open market transactions at an aggregate cost of $6.6 million, or $13.47 per share under this program which settled in January 2023. The Company did not make any additional purchases of its common shares under this program in January 2023.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity, managing debt duration and maintaining prudent leverage levels in an effort to manage its overall risk profile. Equity offerings, debt financings, asset sales and cash flow from operations continue to represent potential sources of proceeds to be used to achieve these objectives.

2023 Transaction Activity

From January 1, 2023 to February 15, 2023, the Company acquired two convenience shopping centers for an aggregate price of $26.1 million, including Parker Keystone (Parker, Colorado) and Foxtail Center (Timonium, Maryland).

2022 Transaction Activity

Acquisitions

The Company remains committed to taking advantage of its financial position, low debt levels, retained cash flows from operations, proceeds from the sale of joint venture investments and lower growth properties and elevated cash resources to prudently grow its portfolio of assets in wealthy suburban communities.

During 2022, the Company acquired the following assets for an aggregate purchase price of $342.4 million:

•
Chandler Center (Chandler, Arizona)
•
Shops at Power and Baseline (Mesa, Arizona)
•
Artesia Village and Northsight Plaza (both in Scottsdale, Arizona)
•
Broadway Center (Tempe, Arizona)
•
La Fiesta Square and Lafayette Mercantile (both in Lafayette, California)
•
Shops on Montview (Denver, Colorado)
•
Shops at Boca Center (Boca Raton, Florida)
•
Casselberry Commons (Casselberry, Florida) – acquired its joint venture partner's 80% equity interest
•
Shoppes of Crabapple (Alpharetta, Georgia)
•
Parkwood Shops (Atlanta, Georgia)
•
Shops at Tanglewood (Houston, Texas)
•
Boulevard at Marketplace, Fairfax Marketplace and Fairfax Pointe (Fairfax, Virginia)

Much of the Company’s acquisition activity in 2022 focused on unanchored, convenience retail properties located in the Southwest and Southeast that benefit from strong population migration and employment growth trends. These properties typically do not include traditional “big box” anchor tenants and are comprised of smaller, more liquid store units that appeal to a broad range of tenants and have shorter lease durations. The Company believes that these acquisitions offer enhanced prospects for property-level revenue growth through rent increases and limited capital expenditure requirements.

Dispositions of Assets and Joint Venture Investments

During 2022, the Company sold five wholly-owned shopping centers and land parcels at wholly-owned shopping centers in addition to three unconsolidated shopping centers generating proceeds totaling $265.2 million, of which the Company’s share was $223.9 million. In addition, the DDRM Joint Venture sold 13 shopping centers for an aggregate sales price of $387.6 million ($77.5 million at the Company's share) with the related mortgage debt of $225.0 million repaid upon closing.

The Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%). These transactions resulted in a Gain of Sale on Interests of $42.2 million.

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

Equity Transactions

In the first and second quarters of 2022, the Company settled 2.4 million common shares which were offered and sold on a forward basis under its $250 million continuous equity program, resulting in gross proceeds of $38.3 million, or $15.79 per share. In the third and fourth quarters of 2022, the Company repurchased 3.7 million of its common shares in open market transactions at an aggregate cost of $48.9 million, or $13.09 per share.

Redevelopment Opportunities

The Company selectively evaluates its portfolio for tactical redevelopment opportunities in order to make the most efficient use of the underlying real estate. The Company will generally commence construction on redevelopment projects only after substantial tenant leasing has occurred. At December 31, 2022, the Company anticipates that it has approximately $23 million to be incurred on its pipeline of identified redevelopment projects.

Redevelopment Projects

As part of its strategy to expand, improve and re-tenant various properties, at December 31, 2022, the Company had approximately $56 million in construction in progress in various active consolidated redevelopment and other projects on a net basis. The Company’s major redevelopment projects are typically substantially complete within two years of the construction commencement date. Redevelopment projects placed into service in 2022 were completed at a cost of approximately $322 per square foot. At December 31, 2022, the Company’s large-scale shopping center expansion and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2022
West Bay Plaza - Phase II (Cleveland, Ohio)	4Q23	$9,102	$6,651
Perimeter Pointe (Atlanta, Georgia)	TBD	N/A	1,384
Total		$9,102	$8,035

At December 31, 2022, the Company’s tactical redevelopment projects, including outparcels, first generation space and small-scale shopping center expansions and other capital improvements, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Gross Cost	Cost Incurred at December 31, 2022
Tanasbourne Town Center (Portland, Oregon)	2Q25	$13,769	$1,759
Nassau Park Pavilion (Trenton, New Jersey)	4Q23	7,635	3,388
University Hills (Denver, Colorado)	4Q23	5,972	4,477
Shoppers World (Boston, Massachusetts)	4Q23	4,967	4,263
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,339	2,031
Shoppers World (Boston, Massachusetts)	1Q24	1,884	382
Total		$36,566	$16,300

2021 Transaction Activity

Acquisitions

During 2021, the Company purchased four shopping centers (one each in Delray Beach, Florida and Atlanta, Georgia and two in Charlottesville, Virginia), one income producing parcel adjacent to Nassau Park Pavilion (Princeton, New Jersey) and one land parcel adjacent to Belgate Shopping Center (Charlotte, North Carolina) for an aggregate purchase price of $100.5 million. The Company also acquired its partner’s 33% interest in a consolidated joint venture that owned Paradise Village Gateway (Phoenix, Arizona) for $15.1 million ($45.8 million at 100%), with the $27.6 million mortgage debt repaid at closing.

In December 2021, the Company acquired the equity interest in six assets owned by the DDRM Joint Venture (Village Square at Golf, Boynton Beach, Florida; Shoppes at Paradise Point, Fort Walton Beach, Florida; Midway Plaza, Tamarac, Florida; North Point Plaza, Tampa, Florida; The Shoppes at New Tampa, Wesley Chapel, Florida and Paradise Shoppes of Ellenwood, Ellenwood, Georgia) for $107.2 million ($134.0 million at 100%), with $73.9 million of mortgage debt related to the properties repaid at closing. The transaction resulted in a Gain on Change in Control of Interests of $7.2 million.

Proceeds from Transactional Activity

One of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land (approximating 70 acres) in Richmond Hill, Ontario. The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation but before income tax. The net proceeds included $6.1 million held in escrow, of which $2.1 million was released to the Company in 2022 after the receipt of certain tax clearance certificates from the Canadian taxing authorities, and the remaining $4.0 million is considered contingent and should be released upon finalization of the tax returns and dissolution of the partnership. The Company recorded an aggregate gain on the transaction of $14.9 million, which included its $2.8 million share of the gain reported by the joint venture, as well as $12.1 million related to the Company’s promoted interest on the disposition of the investment net of the write-off of the accumulated foreign currency translation and contingent estimated income taxes. Subsequent to the transaction, the Company has no other investments outside the United States.

The Company sold six unconsolidated shopping centers, aggregating 1.0 million square feet, several wholly-owned land parcels, and the Hobby Lobby parcel of a shopping center. These sales collectively generated proceeds totaling $166.6 million, of which the Company’s proportionate share of the proceeds was $96.5 million. The Company’s pro rata share of proceeds is before giving effect to the repayment of indebtedness and transaction costs.

The Company received a cash distribution of $190.0 million on account of its preferred equity investment in RVI, which represented the full amount to be paid by RVI on account of the Company’s preferred investment.

Equity Transactions

The Company issued and sold 17.25 million common shares resulting in net proceeds of $225.3 million.

Redevelopment Projects

The Company invested approximately $57 million in various consolidated active redevelopment and other projects during 2021.

CAPITALIZATION

At December 31, 2022, the Company’s capitalization consisted of $1.7 billion of debt, $175.0 million of preferred shares and $2.9 billion of market equity (calculated as the sum of common shares and OP Units outstanding multiplied by $13.66, the closing price of the Company’s common shares on the New York Stock Exchange at December 30, 2022, the last trading day of 2022). At December 31, 2022, after giving effect to the swap of the variable-rate component of the Term Loan’s interest rate to a fixed rate, the Company’s total debt consisted of all fixed-rate debt.

Management’s strategy is to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a prudent debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

The Revolving Credit Facility, Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets, engage in certain mergers and acquisitions and make distribution to its shareholders. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. In addition, the Revolving Credit Facility, Term Loan and the Company’s indentures permit the acceleration of maturity in the event certain other debt of the Company is in default or has been accelerated. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has $87.2 million of aggregate principal amount of senior notes maturing in 2023. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guarantees

In conjunction with the redevelopment of various shopping centers, the Company had entered into commitments with general contractors aggregating approximately $24.4 million for its consolidated properties and $4.2 million for its unconsolidated properties as of December 31, 2022. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2022, the Company had purchase order obligations, typically payable within one year, aggregating approximately $4.9 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2022, the Company had letters of credit outstanding of $12.9 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which serve as collateral to secure the Company's obligation to third-party insurers with respect to limited reinsurance provided by the Company's captive insurance company.

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

ECONOMIC CONDITIONS

Despite growing economic uncertainty, the Company continues to witness retailer demand for quality real estate locations within well-positioned shopping centers. During 2022, the Company executed new leases and renewals aggregating approximately 4.3 million square feet of space on a pro rata basis, which represented the Company’s highest annual leasing volume in the past five years despite a decrease in the GLA of the Company’s portfolio over that period of time. The Company believes these strong leasing results and tenant demand are attributable to the concentration of the Company’s portfolio in suburban, high household income communities, pandemic-induced work-from-home trends and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.9%). Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically, these national tenants have provided a stable revenue base, and the Company believes they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 96% since the Company’s initial public offering in 1993. At December 31, 2022 and 2021, the shopping center portfolio occupancy, on a pro rata basis, was 92.4% and 90.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $19.52 and $18.33, respectively. The Company’s portfolio was impacted by tenant bankruptcies and closures in 2020, primarily due to the impact of the COVID-19 pandemic, and the Company expects to expend significant amounts of capital in coming periods in connection with recently executed leases to backfill these closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent leasing activity will cause aggregate leasing capital expenditure levels to remain elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the years ended December 31, 2022 and 2021, on a pro rata basis, was $7.42 and $8.34 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time. The Company worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis often in exchange for concessions in the form of tenant extensions of lease terms, the relaxation of leasing restrictions and co-tenancy provisions and, in some cases, alterations of control areas allowing for future redevelopment of the shopping center. The Company’s collection rates showed significant improvements in 2021 and collection rates in 2022 were generally consistent with pre-pandemic levels. As of December 31, 2022, the COVID-19 related rent deferral arrangements for tenants that are not accounted for on the cash basis have been repaid. Any new surges in contagion or new COVID-19 variants could adversely impact the Company’s ability to lease space and collect rents. Certain tenant categories remain especially vulnerable to the impact of the COVID-19 pandemic, including movie theaters, fitness centers and restaurants that rely on in-person dining, activities and entertainment. For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors.

Although disruptions in rent collections stemming from the COVID-19 pandemic have subsided, inflation, rising interest rates, reduced consumer spending, labor shortages, supply chain disruptions and global capital markets volatility pose increasing risks to the Company’s tenants and the U.S. economy. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors following the COVID-19 pandemic, increases in consumer internet purchases, the competitive nature of the retail business and the competition for market share. The Company routinely monitors the credit profiles of its tenants and analyzes their possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to express interest in launching new concepts and expanding their store fleets within the suburban, high household income communities in which the Company’s properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company's operating results (see Item 1A. Risk Factors).

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
•
The Company leases a substantial portion of its square footage to large tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;
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
•
The Company may abandon a development or redevelopment opportunity after expending resources if it determines that the opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases, or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;
•
The Company may not complete development or redevelopment projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn, resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;
•
The Company’s financial condition may be affected by required debt service payments, the risk of default, restrictions on its ability to incur additional debt or to enter into certain transactions under its Revolving Credit Facility and Term Loan and other documents governing its debt obligations and the risk of downgrades from debt rating services. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s Revolving Credit Facility are subject to certain representations and warranties and no default or event of default existing thereunder;
•
Changes in interest rates could adversely affect the market price of the Company’s common shares, its ability to sell properties and prices realized and its performance and cash flow;
•
Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;
•
Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;
•
Inflationary pressures could result in reductions in retailer profitability, consumer discretionary spending and tenant demand to lease space. Inflation could also increase the costs incurred by the Company to operate its properties and finance its operations and could adversely impact the valuation of its properties, all of which could have an adverse effect on the market price of the Company’s common shares;
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
•
Property damage, expenses related thereto and other business and economic consequences (including the potential loss of revenue) resulting from extreme weather conditions or natural disasters in locations where the Company owns properties may adversely affect the Company’s results of operations and financial condition;
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
•
The Company could be subject to potential liabilities, increased costs, reputation harm and other adverse effects on the Company’s business due to stakeholders’, including regulators’, views regarding the Company’s environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives;
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At December 31, 2022, the Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the swap of the variable-rate (SOFR) component of the Company's $200.0 million Term Loan to a fixed rate of 2.75%, is summarized as follows:

	December 31, 2022				December 31, 2021
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,707.0	3.1	4.1%	100.0%	$1,577.6	3.8	4.1%	94.1%
Variable-Rate Debt	$—	—	—	0.0%	$99.8	1.1	1.1%	5.9%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	December 31, 2022				December 31, 2021
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$363.5	$72.7	1.3	4.8%	$673.9	$146.2	2.4	4.2%
Variable-Rate Debt	$171.6	$37.9	1.1	5.4%	$199.4	$43.5	1.4	2.2%

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

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At December 31, 2022, the variable (SOFR) interest rate component on $200.0 million of the Company’s consolidated debt was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at December 31, 2022. An estimate of the effect of a 100 basis-point increase at December 31, 2022 and 2021, is summarized as follows (in millions):

	December 31, 2022					December 31, 2021
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,707.0	$1,622.2	(A)	$1,577.7	(B)	$1,577.6	$1,687.5	$1,630.3
Company's proportionate share of joint venture fixed-rate debt	$72.7	$70.5		$69.6		$146.2	$149.7	$146.8

(A) Includes the fair value of the swap, which was an asset of $8.2 million at December 31, 2022.

(B) Includes the fair value of the swap, which was an asset of $15.6 million at December 31, 2022.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2022, would not result in any change in interest expense for the Company or its joint ventures. At December 31, 2022, the Company did not have any outstanding consolidated variable-rate debt and all of the variable-rate debt outstanding at the unconsolidated joint ventures is subject to hedging agreements. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance of the Company’s or joint ventures’ outstanding variable-rate debt.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2022, the Company had no other material exposure to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A. by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Eight Directors—Director Nominees for Election at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2023 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2023 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2023 Proxy Statement. The following table sets forth the number of securities issued and outstanding under the Company’s existing stock compensation plans, as of December 31, 2022, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,350,364	(2)	$27.31	(3)	2,809,128	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	2,350,364		$27.31		2,809,128

(1)
Includes the Company’s 2012 Equity and Incentive Compensation Plan and 2019 Equity and Incentive Compensation Plan.

(2)
Includes 226,014 stock options outstanding, 752,779 restricted stock units that are expected to be settled in shares upon vesting and 1,371,571 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution).

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Eight Directors—Transactions with the Otto Family” and “Proposal One: Election of Eight Directors—Independent Directors” and “Corporate Governance and Other Matters—Policy Regarding Related-Party Transactions” sections of the Company’s 2023 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Four: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2023 Proxy Statement.

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

Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018; File No. 001-11690)
4.28	Fourth Amended and Restated Credit Agreement, dated as of June 6, 2022, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Current Report on Form 8-K (Filed with the SEC on June 6, 2022; File No. 001- 11690)
4.29	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on February 24, 2022; File No. 001-11690)
10.1	2005 Directors’ Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.2	Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.3	Adoption Agreement Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)

10.4	2005 Equity Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.5	2012 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-181422 (Filed with the SEC on May 15, 2012)
10.6	2019 Equity and Incentive Compensation Plan*	Form S-8 Registration No. 333-231319 (Filed with the SEC on May 9, 2019)
10.7	Form of 2019 Plan Restricted Share Units Award Memorandum (governing grants made through February 2021)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.8	Form of 2019 Plan Restricted Share Units Award Memorandum (governing certain grants made in 2020, 2021, 2022 and 2023)*	Quarterly Report on Form 10-Q (Filed with the SEC October 30, 2020; File No. 001-11690)
10.9	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2020)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019; File No. 001-11690)
10.10	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2021 and 2022)*	Quarterly Report on Form 10-Q (Filed with the SEC on April 29, 2021, File No. 001-11690)
10.11	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.12	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013; File No. 001-11690)
10.13	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016; File No. 001-11690)
10.14	Employment Agreement, dated as of September 11, 2020, by and between DDR Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on September 15, 2020; File No. 001-11690)
10.15	Amended and Restated Employment Agreement, dated as of February 17, 2021, by and between SITE Centers Corp. and Conor Fennerty*	Current Report on Form 8-K (Filed with the SEC on February 19, 2021, File No. 001-11690)
10.16	Employment Agreement, dated as of September 11, 2021, by and between SITE Centers Corp. and Christa A. Vesy*	Current Report on form 8-K (Filed with the SEC on September 13, 2021, File No. 001-11690)
10.17	Employment Agreement, dated as of May 11, 2021, by and between SITE Centers Corp. and John Cattonar*	Quarterly Report on Form 10-Q (Filed with the SEC on July 29, 2021, File No. 001-11690)
10.18	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017; File No. 001-11690)
10.19	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
10.20	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009; File No. 001-11690)
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.	Submitted electronically herewith

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SITE Centers Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification and Evaluation of Impairment Indicators for Real Estate Assets

As described in Notes 1 and 6 to the consolidated financial statements, the carrying value of the Company’s total net real estate assets was $3,780.3 million and net intangible assets was $27.9 million as of December 31, 2022. Management reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily the result of a change in hold period or significant, prolonged decreases in projected cash flows. For assets with impairment indicators, management determines if the undiscounted future cash flows are sufficient to recover the asset’s carrying value. The principal considerations for our determination that performing procedures relating to the identification and evaluation of impairment indicators for real estate assets is a critical audit matter are the significant judgment by management to identify and evaluate events or changes in circumstances indicating that the carrying value may not be recoverable, which led to a high degree of auditor judgment in evaluating audit evidence relating to management’s identification and evaluation of impairment indicators. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment process, including controls over the identification and evaluation of events or changes in circumstances that indicate the carrying value may not be recoverable. These procedures also included, among others, testing management’s process for identifying individual real estate assets with potential impairment indicators. Testing management’s process included evaluating management’s identification and evaluation of impairment indicators.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 23, 2023

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Land	$1,066,852	$1,011,401
Buildings	3,733,805	3,624,164
Fixtures and tenant improvements	576,036	556,056
	5,376,693	5,191,621
Less: Accumulated depreciation	(1,652,899)	(1,571,569)
	3,723,794	3,620,052
Construction in progress and land	56,466	47,260
Total real estate assets, net	3,780,260	3,667,312
Investments in and advances to joint ventures, net	44,608	64,626
Cash and cash equivalents	20,254	41,807
Restricted cash	960	1,445
Accounts receivable	63,926	61,382
Other assets, net	135,009	130,479
	$4,045,017	$3,967,051
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,453,923	$1,451,768
Term loan, net	198,521	99,810
Revolving credit facilities	—	—
	1,652,444	1,551,578
Mortgage indebtedness, net	54,577	125,799
Total indebtedness	1,707,021	1,677,377
Accounts payable and other liabilities	214,985	218,779
Dividends payable	30,389	28,243
Total liabilities	1,952,395	1,924,399
Commitments and contingencies (Note 11)
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,371,498 and 211,286,874 shares issued at December 31, 2022 and December 31, 2021, respectively	21,437	21,129
Additional paid-in capital	5,974,216	5,934,166
Accumulated distributions in excess of net income	(4,046,370)	(4,092,783)
Deferred compensation obligation	5,025	4,695
Accumulated other comprehensive income	9,038	—
Less: Common shares in treasury at cost: 3,787,279 and 287,645 shares at December 31, 2022 and December 31, 2021, respectively	(51,518)	(5,349)
Total SITE Centers shareholders' equity	2,086,828	2,036,858
Non-controlling interests	5,794	5,794
Total equity	2,092,622	2,042,652
	$4,045,017	$3,967,051

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Revenues from operations:
Rental income	$537,106	$490,799	$414,864
Fee and other income	15,247	42,065	45,469
	552,353	532,864	460,333
Rental operation expenses:
Operating and maintenance	89,278	76,716	68,801
Real estate taxes	80,706	76,071	69,601
Impairment charges	2,536	7,270	5,200
General and administrative	46,564	55,052	52,881
Depreciation and amortization	203,546	185,768	170,669
	422,630	400,877	367,152
Other income (expense):
Interest income	—	—	11,888
Interest expense	(77,692)	(76,383)	(77,604)
Other income (expense), net	(2,540)	(1,185)	(18,400)
	(80,232)	(77,568)	(84,116)
Income before earnings from equity method investments and other items	49,491	54,419	9,065
Equity in net income of joint ventures	27,892	47,297	1,516
Reserve of preferred equity interests, net	—	—	(19,393)
Gain on sale and change in control of interests, net	45,581	19,185	45,464
Gain on disposition of real estate, net	46,644	6,065	1,069
Income before tax expense	169,608	126,966	37,721
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(816)	(1,550)	(1,131)
Net income	$168,792	$125,416	$36,590
Income attributable to non-controlling interests, net	(73)	(481)	(869)
Net income attributable to SITE Centers	$168,719	$124,935	$35,721
Write-off of preferred share original issuance costs	—	(5,156)	—
Preferred dividends	(11,156)	(13,656)	(20,531)
Net income attributable to common shareholders	$157,563	$106,123	$15,190

Per share data:
Basic	$0.74	$0.51	$0.08
Diluted	$0.73	$0.51	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$168,792	$125,416	$36,590
Other comprehensive income:
Foreign currency translation, net	—	(1)	(3,363)
Reclassification adjustment for foreign currency translation included in net income	—	2,683	—
Change in cash flow hedges, net of amount reclassed to earnings	9,038	—	1,172
Total other comprehensive income (loss)	9,038	2,682	(2,191)
Comprehensive income	$177,830	$128,098	$34,399
Total comprehensive income attributable to non-controlling interests	(73)	(481)	(869)
Total comprehensive income attributable to SITE Centers	$177,757	$127,617	$33,530

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SITE Centers Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2019	$325,000	193,823	$19,382	$5,700,400	$(4,066,099)	$7,929	$(491)	$(7,707)	$3,064	$1,981,478
Issuance of common shares related to stock plans	—	172	18	(108)	—	—	—	3,888	—	3,798
Repurchase of common shares	—	—	—	—	—	—	—	(7,500)	—	(7,500)
Stock-based compensation, net	—	—	—	4,872	—	(2,450)	—		—	2,422
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(618)	(618)
Dividends declared- common shares	—	—	—	—	(48,625)	—	—	—	—	(48,625)
Dividends declared- preferred shares	—	—	—	—	(20,531)	—	—	—	—	(20,531)
Comprehensive income (loss)	—	—	—	—	35,721	—	(2,191)	—	869	34,399
Balance, December 31, 2020	325,000	193,995	19,400	5,705,164	(4,099,534)	5,479	(2,682)	(11,319)	3,315	1,944,823
Issuance of common shares related to stock plans	—	331	33	230	—	—	—	—	—	263
Issuance of common shares for cash offering	—	16,961	1,696	219,355	—	—	—	3,923	—	224,974
Redemption of preferred shares	(150,000)	—	—	5,137	(5,156)	—	—	—	—	(150,019)
Stock-based compensation, net	—	—	—	13,489	—	(784)	—	2,047	—	14,752
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(67)	(67)
Acquisition of non-controlling interest	—	—	—	(9,209)	—				2,065	(7,144)
Dividends declared- common shares	—	—	—	—	(99,711)	—	—	—	—	(99,711)
Dividends declared- preferred shares	—	—	—	—	(13,317)	—	—	—	—	(13,317)
Comprehensive income	—	—	—	—	124,935	—	2,682	—	481	128,098
Balance, December 31, 2021	175,000	211,287	21,129	5,934,166	(4,092,783)	4,695	—	(5,349)	5,794	2,042,652
Issuance of common shares related to stock plans	—	657	65	26	—	—	—	—	—	91
Issuance of common shares for cash offering	—	2,427	243	36,481	—	—	—	—	—	36,724
Repurchase of common shares	—	—	—	—	—	—	—	(42,256)	—	(42,256)
Stock-based compensation, net	—	—	—	4,925	—	330	—	(3,913)	—	1,342
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(73)	(73)
Acquisition of non-controlling interest	—	—	—	(1,382)	—	—	—	—	—	(1,382)
Dividends declared- common shares	—	—	—	—	(111,150)	—	—	—	—	(111,150)
Dividends declared- preferred shares	—	—	—	—	(11,156)	—	—	—	—	(11,156)
Comprehensive income	—	—	—	—	168,719	—	9,038	—	73	177,830
Balance, December 31, 2022	$175,000	214,371	$21,437	$5,974,216	$(4,046,370)	$5,025	$9,038	$(51,518)	$5,794	$2,092,622

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$168,792	$125,416	$36,590
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	203,546	185,768	170,669
Stock-based compensation	7,218	13,533	8,800
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	5,075	4,312	4,601
Loss on debt extinguishment	—	—	16,568
Equity in net income of joint ventures	(27,892)	(47,297)	(1,516)
Reserve of preferred equity interests, net	—	—	19,393
Operating cash distributions from joint ventures	903	5,103	3,258
Gain on sale and change in control of interests, net	(45,581)	(19,185)	(45,464)
Gain on disposition of real estate, net	(46,644)	(6,065)	(1,069)
Impairment charges	2,536	7,270	5,200
Assumption of buildings due to ground lease terminations	(2,900)	—	(3,025)
Change in notes receivable accrued interest	—	—	4,128
Net change in accounts receivable	(5,525)	15,873	(11,654)
Net change in accounts payable and accrued expenses	(125)	(2,986)	(7,749)
Net change in other operating assets and liabilities	(2,141)	773	(8,560)
Total adjustments	88,470	157,099	153,580
Net cash flow provided by operating activities	257,262	282,515	190,170
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(335,100)	(130,570)	—
Real estate developed and improvements to operating real estate	(114,825)	(76,563)	(63,816)
Proceeds from disposition of real estate	201,819	29,696	1,553
Proceeds from sale of joint venture interests	39,250	—	140,441
Proceeds from distribution of preferred investment	—	190,000	—
Equity contributions to joint ventures	(167)	(4,599)	(1,068)
Distributions from unconsolidated joint ventures	41,464	65,558	17,868
Repayment of joint venture advances, net	—	929	—
Repayment of notes receivable	—	—	7,500
Net cash flow (used for) provided by investing activities	(167,559)	74,451	102,478
Cash flow from financing activities:
Repayment of revolving credit facilities, net	—	(135,000)	130,000
Proceeds from unsecured term loan	100,000	—	—
Payment of debt issuance costs	(7,602)	—	—
Repayment of senior notes, including repayment costs	—	—	(216,568)
Repayment of term loan and mortgage debt	(71,209)	(215,285)	(41,881)
Proceeds from issuance of common shares, net of offering expenses	36,724	224,974	—
Redemption of preferred shares	—	(150,019)	—
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(5,928)	(6,056)	(2,425)
Repurchase of common shares	(42,256)	—	(7,500)
Acquisition of non-controlling interest	(1,382)	(7,144)	—
Distributions to non-controlling interests and redeemable operating partnership units	(72)	(56)	(641)
Dividends paid	(120,016)	(99,541)	(98,348)
Net cash flow used for financing activities	(111,741)	(388,127)	(237,363)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(1)	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,038)	(31,161)	55,285
Cash, cash equivalents and restricted cash, beginning of year	43,252	74,414	19,133
Cash, cash equivalents and restricted cash, end of year	$21,214	$43,252	$74,414

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	$42.8	$132.3	$272.6
Acquisition of non-controlling interest	—	2.1	—
Investment in joint ventures related to net assets acquired	8.5	11.6	86.4
Mortgages assumed, of previously unconsolidated joint ventures	—	73.9	196.6
Mortgages assumed, shopping center acquisitions	—	17.9	—
Accounts payable related to construction in progress	12.2	13.4	6.3
Dividends declared, but not paid	30.4	28.2	14.8
Tax receivable – investment sale proceeds	—	2.1	—
Assumption of buildings due to ground lease terminations	2.9	—	3.0
Write-off of preferred share original issuance costs	—	5.1	—

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

Construction in Progress and Land includes undeveloped land, as well as construction in progress related to shopping center developments and expansions. The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $4.0 million, $3.1 million and $3.0 million in 2022, 2021 and 2020, respectively.

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

The fair value of land of an acquired property considers the value of land as if the site was unimproved based on comparable market transactions. The fair value of the building is determined as if it were vacant by applying a capitalization rate to property net operating income based upon market leasing assumptions. Above- and below-market lease values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between contractual rents and estimated market rents, measured over a period equal to the remaining term of the lease for above-market leases and the remaining term plus the estimated term of any below-market, renewal options for below-market leases. The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate. The value of acquired in-place leases is recorded based on the present value of the estimated gross monthly market rental rate for each individual lease multiplied by the estimated period of time it would take to lease the space to a new tenant. Such amounts are amortized to expense over the remaining initial lease term.

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur. Decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company recorded aggregate impairment charges of $2.5 million, $7.3 million and $5.2 million, related to consolidated real estate investments, during the years ended December 31, 2022, 2021 and 2020, respectively (Note 14).

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

The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2022 and 2021.

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

Interest paid during the years ended December 31, 2022, 2021 and 2020 aggregated $71.3 million, $70.2 million and $76.0 million, respectively, of which $1.1 million, $0.6 million and $0.9 million, respectively, was capitalized.

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

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected (including contract disputes) of $1.5 million and $3.0 million at December 31, 2022 and 2021, respectively. Accounts receivable are generally expected to be collected within one year. At December 31, 2022 and 2021, straight-line rents receivable, net of a provision for uncollectible amounts of $1.7 million and $1.6 million, respectively, aggregated $31.9 million and $29.8 million, respectively.

Deferred Charges

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility remain classified as an asset on the consolidated balance sheets as these costs are, at the outset, not associated with an outstanding borrowing. The aggregate costs are amortized over the terms of the related debt agreements. Such amortization is reflected in Interest Expense in the Company’s consolidated statements of operations.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

Revenue Recognition

For the real estate industry, leasing transactions are not within the scope of the revenue standard. A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is governed by the leasing guidance. Historically, the majority of the Company’s lease commission revenue was recognized 50% upon lease execution and 50% upon tenant rent commencement. Upon adoption of Topic 606, lease commission revenue is generally recognized in its entirety upon lease execution.

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

The Company is compensated for property management services through a monthly management fee, which is typically earned based on a specified percentage of the monthly rental receipts generated from the property under management. The Company is compensated for asset management services through a fee that is billed to the customer monthly and recognized as revenue monthly as the services are rendered, based on a percentage of aggregate asset value or capital contributions for assets under management at the end of the quarter. In 2022, the asset management fee under the RVI external management agreement was paid quarterly based upon an annual flat fee of $500,000. Through December 31, 2021, the asset management fee under the RVI external management agreement was paid monthly based on the initial aggregate appraised value of the RVI properties. RVI property management fees were paid monthly generally based on the average gross revenue collected during the three months immediately preceding the most recent December 31 or June 30. The Company received a supplemental fee from RVI for the period July 1, 2020 to June 30, 2021 to negate the adverse impact of the COVID-19 pandemic on revenue collection and the resulting reduction to the property management fee payable to the Company.

Property Leasing

The Company provides strategic advice and execution to third parties, including RVI and certain joint ventures, in connection with the leasing of retail space. The Company is compensated for services in the form of a commission. The commission is paid upon the occurrence of certain contractual events that may be contingent. For example, a portion of the commission may be paid upon execution of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g., payment of first month’s rent or tenant move-in). The Company typically satisfies its performance obligation at a point in time when control is transferred, generally at the time of the first contractual event where there is a present right to payment. The Company looks to history, experience with a customer and deal-specific considerations to support its judgment that the second contingency will be met. Therefore, the Company typically accelerates the recognition of revenue associated with the second contingent event (if any) to the point in time when control of its service is transferred.

Development Services

Development services consist of construction management oversight services such as hiring general contractors, reviewing plans and specifications, performing inspections, reviewing documentation and providing accounting services. These services represent a series of distinct services and are recognized over time as services are rendered. The Company is compensated monthly for services based on a percentage of the aggregate amount spent on the construction during the month.

Disposition Fees

The Company received disposition fees equal to 1% of the gross sales price of each RVI asset sold. The Company was compensated at the time of the closing of the sale transaction. RVI completed the sale of its assets in April 2022.

Leases

The Company’s accounting policies include the following:

•
As a lessee — short-term lease exception for certain of the Company’s office leases;
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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments. For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment. The Company estimated base IBRs based on an analysis of (i) yields on the Company’s outstanding public debt, as well as that of comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. Operating lease ROU assets also include any lease payments made. The Company has options to extend certain of the ground and office leases; however, these options were not considered as part of the lease term when calculating the lease liability, as they were not reasonably certain to be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses associated with the re-leasing of existing space, which are charged to operations as incurred.

Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value. The forfeiture rate is based on actual experience. Stock-based compensation cost recognized by the Company was $6.8 million, $13.0 million and $8.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2022, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2019 and forward.

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

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. A valuation allowance is recorded against the deferred tax assets when the Company determines that an uncertainty exists regarding their realization, which would eliminate the benefit of deferred tax assets or increase the provision for income taxes. In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations. Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and must be consistent with the plans and estimates that the Company is utilizing to manage its business. As a result, to the extent facts and circumstances change, an assessment of the need for a valuation allowance should be made.

Segments

For the years ended December 31, 2022 and 2021, the Company had only one reportable operating segment. For the year ended December 31, 2020, the Company had two reportable operating segments: shopping centers and loan investments. In the fourth quarter of 2020, the Company transferred and redeemed its loan investments (preferred equity interests) in BRE DDR Retail Holdings III and BRE DDR Retail Holdings IV (the “BRE DDR Joint Ventures”) in exchange for the acquisition of certain of the underlying assets of two joint ventures.

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

2.
Revenue Recognition

Impact of the COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector was significantly impacted by the COVID‑19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020. The COVID‑19 pandemic also had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020. The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants. As of December 31, 2022, the COVID-19-related deferral arrangements for tenants that were not accounted for on the cash basis have been repaid.

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

During the year ended December 31, 2022, the Company recorded net uncollectible revenue that resulted in rental income of $1.4 million primarily due to rental income paid in 2022 related to outstanding amounts owed for prior periods from tenants on the cash basis of accounting. During the year ended December 31 2021, the Company recorded net uncollectible revenue that resulted in rental income of $9.4 million (the Company’s share of unconsolidated joint ventures was $1.6 million), primarily due to rental income paid in 2021 related to outstanding amounts owed from tenants on the cash basis of accounting that were contractually due in 2020. During the year ended December 31, 2020, tenants on the cash basis of accounting and other related reserves resulted in a reduction of rental income of $31.9 million (the Company’s share of unconsolidated joint ventures was $4.4 million). These amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers and other property-related income and is recognized in the period earned as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Revenue from contracts:
Asset and property management fees	$8,308	$25,798	$31,255
Leasing commissions and development fees	1,863	3,878	6,956
RVI disposition fees	385	9,016	3,142
RVI credit facility guaranty fees	—	60	60
Total revenue from contracts with customers	10,556	38,752	41,413
Other property income	4,691	3,313	4,056
Total fee and other income	$15,247	$42,065	$45,469

3.
Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2022, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.0%	10
DDRM Joint Venture	Madison International Realty	20.0	7
RVIP IIIB, Deer Park, IL	Prudential	25.75	1

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2022	2021
Condensed Combined Balance Sheets
Land	$212,326	$378,442
Buildings	643,334	1,092,245
Fixtures and tenant improvements	70,636	123,313
	926,296	1,594,000
Less: Accumulated depreciation	(220,642)	(441,215)
	705,654	1,152,785
Construction in progress and land	1,965	5,778
Real estate, net	707,619	1,158,563
Cash and restricted cash	44,809	37,535
Receivables, net	11,671	16,854
Other assets, net	36,272	49,029
	$800,371	$1,261,981

Mortgage debt	$535,093	$873,336
Notes and accrued interest payable to the Company	2,972	3,331
Other liabilities	41,588	51,473
	579,653	928,140
Accumulated equity	220,718	333,841
	$800,371	$1,261,981

Company's share of accumulated equity	$42,644	$59,286
Basis differentials	(707)	2,946
Deferred development fees, net of portion related to the Company's interest	(301)	(937)
Amounts payable to the Company	2,972	3,331
Investments in and Advances to Joint Ventures, net	$44,608	$64,626

	For the Year Ended December 31,
	2022	2021	2020
Condensed Combined Statements of Operations
Revenues from operations	$132,494	$195,559	$252,946
Expenses from operations:
Operating expenses	35,319	53,391	77,040
Impairment charges	17,550	—	33,240
Depreciation and amortization	46,518	66,618	99,779
Interest expense	34,055	43,379	60,010
Preferred share expense	—	—	15,708
Other income (expense), net	12,303	12,074	13,796
	145,745	175,462	299,573
(Loss) income before gain on disposition of real estate	(13,251)	20,097	(46,627)
Gain on disposition of real estate, net	120,097	89,935	9,257
Net income (loss) attributable to unconsolidated joint ventures	$106,846	$110,032	$(37,370)
Company's share of equity in net income of joint ventures	$22,262	$49,417	$1,109
Basis differential adjustments(A)	5,630	(2,120)	407
Equity in net income of joint ventures	$27,892	$47,297	$1,516

(a)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains, differences in gain (loss) on sale of certain assets recognized due to the basis differentials and other than temporary impairment charges.

The impact of the COVID-19 pandemic on revenues for the Company’s joint ventures is more fully described in Note 2.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures and interest income on its preferred interests are as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Revenue from contracts:
Asset and property management fees	$7.7	$10.6	$12.8
Leasing commissions and development fees	1.9	2.2	4.2
	9.6	12.8	17.0
Other:
Interest income(A)	—	—	12.0
Other	1.0	1.7	2.1
	1.0	1.7	14.1
	$10.6	$14.5	$31.1
(A)
Interest income recorded in 2020 related to preferred equity interests in the BRE DDR Joint Ventures, which were transferred or redeemed in the fourth quarter of 2020.

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

Disposition of Joint Venture Interests

In 2022, the Company acquired its joint venture partner's 80% equity interest in one asset owned by the DDRM Joint Venture (Casselberry Commons, Casselberry, Florida) for $35.6 million and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on Sale and Change in Control of Interests of $3.3 million (Note 5).

In 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%). These transactions resulted in Gain on Sale of Interests of $42.2 million.

In 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land in Richmond Hill, Ontario. The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation but before income tax. The Company recorded an aggregate gain on the transaction of $14.9 million, which included its $2.8 million share of the gain reported by the joint venture, as well as $12.1 million related to the Company’s promoted interest on the disposition of the investment net of the write-off of the accumulated foreign currency translation and contingent estimated income taxes. Subsequent to the transaction, the Company has no other investments outside the United States.

In 2021, the Company acquired the 80% equity interest in six assets owned by the DDRM Joint Venture for $107.2 million and stepped up the previous 20% interest due to change in control, with $73.9 million of mortgage debt related to the properties repaid at closing. The transaction resulted in a Gain on Sale and Change in Control of Interests of $7.2 million (Note 5). In connection with estimating the fair value of the net assets acquired from the DDRM Joint Venture, the fair value of each property was estimated, and the aggregate gross fair value of the properties acquired was estimated to be $134.0 million (at 100%) based on the consideration paid for the partner's interest. The valuation technique used to value the properties was a discounted cash flow analysis for each property. The discounted cash flow analyses used to estimate the fair value of properties acquired involves significant estimates and assumptions, including discount rates, exit capitalization rates and certain market leasing assumptions.

In 2020, the Company sold its 15% interest in the DDRTC Joint Venture to its partner, an affiliate of TIAA-CREF and recorded a Gain on Sale of Joint Venture Interests of $45.6 million in connection with this sale. In addition, in the fourth quarter of 2020, the Company transferred and redeemed its common and preferred equity interests in the BRE DDR Joint Ventures in exchange for the acquisition of certain of the underlying assets resulting in a Loss on Sale of Joint Venture Interests of $0.2 million.

Disposition of Joint Venture Assets

In addition to the transactions above, the Company’s joint ventures sold 16, six and two shopping centers and land parcels for an aggregate sales price of $439.2 million, $135.5 million and $27.7 million, respectively, of which the Company’s share of the gain on sale was $27.0 million, $36.6 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

All transactions with the Company’s equity affiliates are described above.

4.
Investment In and Advances to Affiliate

On July 1, 2018, the Company completed the spin-off of RVI. At the time of the spin-off, RVI owned 48 shopping centers, comprised of 36 assets in the continental U.S. and 12 assets in Puerto Rico, representing $2.7 billion of gross book asset value and $1.27 billion of mortgage debt. RVI sold its remaining asset in April 2022.

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

In connection with the spin-off of RVI, RVI issued 1,000 shares of its series A preferred stock ("the RVI Preferred Shares") to the Company, which were noncumulative and had no mandatory dividend rate. The RVI Preferred Shares ranked, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of RVI, senior in preference and priority to RVI’s common shares and any other class or series of RVI’s capital stock and had a “preference amount” equal to $190.0 million in the aggregate. In October 2021, the Company received a cash distribution of $190.0 million on the RVI Preferred Shares and RVI subsequently repurchased the RVI Preferred Shares for $1.00. As of December 31, 2021, the Company no longer had an investment in RVI.

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

In connection with the new external management agreement, in 2022, the Company recorded Fee and Other Income on the Consolidated Statements of Operations of $1.0 million. Revenue from the original July 1, 2018 management agreements with RVI, which were terminated at the conclusion of 2021, was included in Fee and Other Income on the consolidated statements of operations and was composed of the following (in millions):

	For the Year Ended December 31,
	2021	2020
Revenue from contracts with RVI:
Asset and property management fees	$15.2	$18.4
Leasing commissions	1.7	2.8
Disposition fees	9.0	3.1
Credit facility guaranty fees	0.1	0.1
Total revenue from contracts with RVI	$26.0	$24.4

5.
Acquisitions

In 2022 and 2021, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price	Face Value of Mortgage Debt Assumed
Artesia Village	Scottsdale, Arizona	January 2022	$14.5	$—
Casselberry Commons	Casselberry, Florida	February 2022	35.6	(A)
Shops at Boca Center	Boca Raton, Florida	March 2022	90.0	—
Shoppes of Crabapple	Alpharetta, Georgia	April 2022	4.4	—
La Fiesta Square	Lafayette, California	May 2022	60.8	—
Lafayette Mercantile	Lafayette, California	May 2022	43.0	—
Shops at Tanglewood	Houston, Texas	June 2022	22.2	—
Boulevard at Marketplace	Fairfax, Virginia	June 2022	10.4	—
Fairfax Marketplace	Fairfax, Virginia	June 2022	16.0	—
Fairfax Pointe	Fairfax, Virginia	June 2022	8.4	—
Parkwood Shops	Atlanta, Georgia	July 2022	8.4	—
Chandler Center	Chandler, Arizona	August 2022	5.3	—
Shops at Power and Baseline	Mesa, Arizona	August 2022	4.6	—
Northsight Plaza	Scottsdale, Arizona	August 2022	6.1	—
Broadway Center	Tempe, Arizona	August 2022	7.0	—
Shops on Montview	Denver, Colorado	November 2022	5.8	—
Shoppes at Addison Place	Delray Beach, Florida	May 2021	40.0	17.9
Emmet Street Station	Charlottesville, Virginia	May 2021	8.8	—
Hammond Springs	Atlanta, Georgia	September 2021	31.0	—
Belgate Shopping Center (land parcel)	Charlotte, North Carolina	November 2021	1.1	—
Emmet Street North	Charlottesville, Virginia	December 2021	3.9	—
At Home (Single Box)	Princeton, New Jersey	December 2021	15.8	—
Village Square at Golf	Boynton Beach, Florida	December 2021	(A)	(A)
Shoppes at Paradise Point	Fort Walton Beach, Florida	December 2021	(A)	(A)
Midway Plaza	Tamarac, Florida	December 2021	(A)	(A)
North Point Plaza	Tampa, Florida	December 2021	(A)	(A)
The Shoppes at New Tampa	Wesley Chapel, Florida	December 2021	(A)	(A)
Paradise Shoppes of Ellenwood	Ellenwood, Georgia	December 2021	(A)	(A)
Paradise Village Gateway	Phoenix, Arizona	December 2021	(B)	(B)

(A)
Acquired its joint venture partner's 80% equity interest from the DDRM Joint Venture. In 2022, the purchase price was $44.5 million at 100% (or $35.6 million at 80%). In 2021, the purchase price for the six assets was $134.0 million at 100% (or $107.2 million at 80%), and the mortgage debt of $73.9 million was repaid at closing. The purchase price was equal to the estimated fair value of the property plus transaction costs incurred (Note 3).
(B)
Acquired its joint venture partner’s 33% interest in a consolidated joint venture, Paradise Village Gateway. The partner’s 33% ownership was previously reflected as non-controlling interest on the Company’s balance sheet (Note 12). The Company repaid the mortgage debt of $27.6 million at closing.

The fair value of the acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2022	2021	2022	2021
Land	$94,014	$75,732	N/A	N/A
Buildings	227,354	135,537	(A)	(A)
Tenant improvements	4,612	3,620	(A)	(A)
Construction in progress	—	1,109	N/A	N/A
In-place leases (including lease origination costs and fair market value of leases)	29,972	27,829	6.4	5.6
Other assets assumed	503	1,005	N/A	N/A
	356,455	244,832
Less: Mortgage debt assumed at fair value	—	(91,833)	N/A	N/A
Less: Below-market leases	(9,907)	(8,504)	13.9	16.0
Less: Other liabilities assumed	(2,957)	(2,336)	N/A	N/A
Fair value of non-controlling interest	—	7,144	N/A	N/A
Net assets acquired	$343,591	$149,303
(A)
Depreciated in accordance with the Company’s policy (Note 1).

	2022	2021
Consideration:
Cash (including debt repaid at closing)	$335,100	$137,714
Gain on Change in Control of Interests	3,319	7,210
Carrying value of previously held common equity interests (A)	5,172	4,379
Total consideration	$343,591	$149,303

(A)
The significant inputs used to value the previously held equity interests were determined to be Level 3 for all of the applicable acquisitions. In 2022 and 2021, the weighted-average discount rate applied to cash flows was approximately 8.0% and 7.3%, respectively, and the weighted-average residual capitalization rate applied was approximately 6.0% and 6.8%, respectively.

Included in the Company’s consolidated statements of operations are $18.4 million, $3.9 million and $7.3 million in total revenues from the date of acquisition through December 31, 2022, 2021 and 2020, respectively, for properties acquired during each of the respective years.

6.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31,
	2022	2021
Intangible assets:
In-place leases, net	$61,918	$64,464
Above-market leases, net	6,206	7,390
Lease origination costs, net	8,093	6,636
Tenant relationships, net	11,531	15,569
Total intangible assets, net	87,748	94,059
Operating lease ROU assets(A)	18,197	19,047
Other assets:
Prepaid expenses	6,721	7,722
Swap receivable	8,138	—
Other assets	3,491	1,708
Deposits	3,188	3,796
Deferred charges, net	7,526	4,147
Total other assets, net	$135,009	$130,479

Below-market leases, net (other liabilities)	$59,825	$59,690
(A)
Operating lease ROU assets are discussed further in Note 7.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in millions):

Year	Expense
2022	$27.5
2021	21.6
2020	15.8

Estimated net future amortization associated with the Company’s intangibles is as follows (in millions):

Year	Income	Expense
2023	$4.7	$22.2
2024	4.8	18.0
2025	4.8	12.0
2026	4.6	7.5
2027	4.4	5.1

7.
Leases

Lessee

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2070. The Company also leases office space in the ordinary course of business under lease agreements that expire at various dates through 2030. Certain of the lease agreements include variable payments for reimbursement of common area expenses. The Company determines if an arrangement is a lease at inception.

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheets as follows (in thousands):

		December 31,
	Classification	2022	2021
Operating Lease ROU Assets	Other Assets, Net	$18,197	$19,047
Operating Lease Liabilities	Accounts Payable and Other Liabilities	37,777	38,491

Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative expense for its office leases are as follows (in thousands):

	December 31,
Classification	2022	2021	2020
Operating and Maintenance	$2,596	$2,645	$2,716
General and Administrative(A)	2,213	2,405	2,627
Total lease costs	$4,809	$5,050	$5,343
(A)
Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2022	2021
Weighted-Average Remaining Lease Term	35.4 years	35.5 years
Weighted-Average Discount Rate	7.4%	7.4%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$4,227	$4,342

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2023	$3,657
2024	3,658
2025	3,717
2026	3,815
2027	3,743
Thereafter	107,371
Total lease payments	125,961
Less imputed interest	(88,184)
Total	$37,777

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

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2023	$384,320
2024	343,074
2025	286,598
2026	238,366
2027	190,968
Thereafter	536,633
Total	$1,979,959

8.
Revolving Credit Facilities

The Company had no borrowings on its Revolving Credit Facility as of December 31, 2022 and 2021.

In 2022, the Company amended and restated its unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”). The Revolving Credit Facility provides for borrowings of up to $950 million if certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level and subject to other customary conditions precedent. The Revolving Credit Facility was amended to, among other things, (i) modify the financial covenants and certain other provisions contained therein, (ii) extend the maturity date to June 2026 subject to two six-month options to extend the maturity to June 2027 upon the Company’s request (subject to satisfaction of certain conditions) and (iii) change the interest rate benchmark from the London Inter-Bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”).

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10 basis point credit spread adjustment plus an applicable margin (0.85% at December 31, 2022), or (ii) the alternative base rate plus an applicable margin (0% at December 31, 2022). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2022. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed-charge coverage. The Company was in compliance with these financial covenants at December 31, 2022 and 2021.

In 2022, in connection with the amendment and restatement of the Revolving Credit Facility described above, the Company terminated its separate $20 million unsecured revolving credit facility with PNC Bank, National Association.

9.
Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2022	2021	2022	2021	December 31, 2022
Unsecured indebtedness:
Senior notes(B)	$1,460.0	$1,460.0	3.375%–4.700%	3.375%–4.700%	May 2023– June 2027
Senior notes – discount, net	(2.3)	(3.1)
Net unamortized debt issuance costs	(3.8)	(5.1)
Total Senior Notes	$1,453.9	$1,451.8

Term Loan	$200.0	$100.0	4.0% (C)	1.1%	June 2027
Net unamortized debt issuance costs	(1.5)	(0.2)
Total Term Loan	$198.5	$99.8

Secured indebtedness:
Mortgage Indebtedness – Fixed Rate	$54.9	$126.5	4.5%	4.2%	February 2024– May 2025
Net unamortized debt issuance costs	(0.3)	(0.7)
Total Mortgage Indebtedness	$54.6	$125.8
(A)
The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding. All other interest rates presented are a weighted average of the outstanding debt. Interest rate on variable-rate debt was calculated using the base rate and spreads effective December 31, 2021.
(B)
Effective interest rates ranged from 3.5% to 4.8% as of December 31, 2022 and 2021.
(C)
Reflects the utilization of a swap, which caps the variable rate (SOFR) interest rate at 2.75%, plus a 10 basis point credit spread adjustment plus the applicable margin (0.95% at December 31, 2022), which is based on the Company’s long-term unsecured debt rating as described below.

Senior Notes

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.1% per annum at December 31, 2022 and 2021. The senior notes may be redeemed prior to maturity based upon a yield maintenance calculation. The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitations on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. The covenants also provide that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status. Interest is paid semiannually in arrears. At December 31, 2022 and 2021, the Company was in compliance with all of the financial covenants under the indentures.

Term Loan

As of December 31, 2022, the Company’s Term Loan (as defined below) had outstanding borrowings of $200.0 million, all of which have been converted to a fixed interest rate of 3.8% through the utilization of a swap (Note 10).

In 2022, the Company amended and restated its $100 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”) to, among other things, (i) modify the financial covenants and certain other provisions contained therein in a manner consistent with the amendments made to the Revolving Credit Facility, (ii) extend the maturity date to June 2027, (iii) add a $100 million delayed draw feature (that was drawn upon in June 2022) and (iv) change the interest rate benchmark from LIBOR to SOFR. The Term Loan bears interest at variable rates equal to (i) the SOFR rate plus a 10 basis point credit spread adjustment plus an applicable margin (0.95% at December 31, 2022) or (ii) the alternative base rate plus an applicable margin (0.0% at December 31, 2022). The applicable margins vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). In August 2022, the variable rate (SOFR) component of the interest rate applicable to $200 million of the Term Loan was converted to a fixed rate of 2.75% through the loan's maturity date. The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments and subject to other customary conditions precedent. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facility. The Company was in compliance with these financial covenants at December 31, 2022 and 2021.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $107.1 million at December 31, 2022, and related tenant leases are generally due in monthly installments of principal and/or interest. Fixed contractual interest rates on mortgages payable range from approximately 3.8% to 4.9% per annum.

Scheduled Principal Repayments

The scheduled principal repayments of the Revolving Credit Facility ($0 at December 31, 2022, Note 8) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2022, were as follows (in thousands):

Year	Amount
2023	$88,449
2024	93,377
2025	481,542
2026	398,910
2027	649,636
1,711,914
Unamortized fair market value of assumed debt	737
Net unamortized debt issuance costs	(5,630)
Total indebtedness	$1,707,021

Total gross fees paid by the Company for its revolving credit facilities and term loans in 2022, 2021 and 2020 aggregated $2.2 million, $2.1 million and $2.6 million, respectively.
10.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At December 31, 2022, the Company used a pay-fixed interest rate swap to manage certain of its exposure to changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains an interest rate swap agreement (included in Other Assets) measured at fair value on a recurring basis as of December 31, 2022. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
December 31, 2022
Derivative Financial Instruments	$—	$8.1	$—	$8.1

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,453,923	$1,378,485	$1,451,768	$1,559,973
Revolving Credit Facilities and Term Loan	198,521	200,000	99,810	100,000
Mortgage Indebtedness	54,577	51,936	125,799	127,488
	$1,707,021	$1,630,421	$1,677,377	$1,787,461

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

As of December 31, 2022, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converts the variable-rate (SOFR) component of the interest rate applicable to its Term Loan to a fixed rate of 2.75%.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as a cash flow hedge is recorded in Accumulated Other Comprehensive Income (“OCI”) and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $4.0 million.

The Company is exposed to credit risk in the event of non-performance by the counterparty to the swap if the derivative position has a positive balance. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions. The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate swap positions or other derivative interest rate instruments based on market conditions. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

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

Commitments and Guaranties

In conjunction with the redevelopment of various shopping centers, the Company had entered into commitments with general contractors aggregating approximately $24.4 million for its consolidated properties and $4.2 million for its unconsolidated properties as of December 31, 2022. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, assets sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days' notice without penalty. At December 31, 2022, the Company had purchase order obligations, typically payable within one year, aggregating approximately $4.9 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2022, the Company had letters of credit outstanding of $12.9 million. The Company has not recorded any obligation associated with these letters of credit, the majority of which serve as collateral to secure the Company's obligation to third-party insurers with respect to limited reinsurance provided by the Company's captive insurance company.

12.
Non-Controlling Interests, Preferred Shares, Common Shares and Common Shares in Treasury

Non-Controlling Interests

The Company had 140,633 Operating Partnership Units (“OP Units”) outstanding to one partnership at December 31, 2022 and 2021. These OP Units are exchangeable at the election of the OP Unit holder and, under certain circumstances at the option of the Company, for an equivalent number of the Company’s common shares or for the equivalent amount of cash. These OP Units are subject to registration rights agreements covering shares equivalent to the number of OP Units held by the holder if the Company elects to settle in its common shares. The OP Units are classified on the Company’s consolidated balance sheets as Non-Controlling Interests.

In 2021, the Company acquired its partner’s 33% interest in Paradise Village Gateway (Phoenix, Arizona), which had a value of non-controlling interest of negative $2.1 million for $7.1 million and, in 2022, the Company paid an additional $1.4 million in earnouts, which are reflected as Additional Paid-in Capital in the Company’s Statement of Equity (Note 5).

Preferred Shares

The depositary shares, representing the Class A Cumulative Redeemable Preferred Shares (“Class A Preferred Shares”), each represent 1/20 of a Class A Preferred Share and have a liquidation value of $500 per share. The Class A depositary shares are redeemable by the Company.

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

Common Share Dividends

	For the Year Ended December 31,
	2022	2021	2020
Common share dividends declared per share	$0.52	$0.47	$0.25

Common Shares Issuance

In the first six months of 2022, the Company settled 2.4 million common shares which were sold on a forward basis under its $250 million continuous equity program, at a weighted-average price of $15.79 per share before issuance costs resulting in gross proceeds of $38.3 million. In 2021, the Company issued and sold 17.25 million common shares at a weighted-average price of $13.06 per share before issuance costs resulting in net proceeds of $225.3 million.

Common Shares in Treasury

In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program all of which was utilized as of December 20, 2022. In 2022 and 2020, the Company repurchased 3.2 million and 0.8 million shares under this program at an aggregate cost of $42.3 million and $7.5 million, respectively, or a weighted-average price of $13.04 and $9.18 per share, respectively. These shares were recorded as Treasury Shares on the Company’s consolidated balance sheets.

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the new program, the Company is authorized to purchase up to a maximum value of $100 million of its common shares. In late December 2022, the Company repurchased 0.5 million common shares at an aggregate cost of $6.6 million under this new program which settled in January 2023.

13.
Other Comprehensive Income (Loss)

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2019	$(1,172)	$681	$(491)
Other comprehensive loss before reclassifications	—	(3,363)	(3,363)
Change in cash flow hedges reclassed to earnings(A)	1,172	—	1,172
Net current-period other comprehensive income (loss)	1,172	(3,363)	(2,191)
Balance, December 31, 2020	—	(2,682)	(2,682)
Other comprehensive loss before reclassifications	—	(1)	(1)
Reclassification adjustment for foreign currency translation(B)	—	2,683	2,683
Net current-period other comprehensive income	—	2,682	2,682
Balance, December 31, 2021	$—	$—	$—
Change in cash flow hedges	9,415	—	9,415
Amounts reclassified from accumulated other comprehensive income to interest expense(A)	(377)	—	(377)
Balance, December 31, 2022(C)	$9,038	$—	$9,038
(A)
For the year ended December 31, 2022, classified in Interest Expense in the Company’s consolidated statements of operations. For the year ended December 31, 2020, $1.1 million is classified as Other Expense in the Company’s consolidated statements of operations.
(B)
Represents the release of foreign currency translation related to the sale of a parcel of undeveloped land in Richmond Hill, Ontario, owned by one of the Company’s joint ventures (Note 3).
(C)
Includes derivative financial instruments entered into by the Company on its Term Loan (Note 10) and an unconsolidated joint venture.

14.
Impairment Charges and Reserves

The Company recorded impairment charges and reserves based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Sale of building to tenant(A)	$2.5	$—	$—
Assets marketed for sale(B)	—	7.3	3.2
Undeveloped land(B)	—	—	2.0
Reserve of preferred equity interests(C)	—	—	19.4
Total impairment charges	$2.5	$7.3	$24.6
(a)
In the second quarter of 2022, the impairment charges recorded were a result of a tenant exercising a $7.0 million fixed-price purchase option on their building pursuant to the lease agreement. This asset was sold in the fourth quarter of 2022.
(b)
In 2021, the impairment charges recorded were triggered by a change in the hold period assumptions. In 2020, the impairment charges recorded were triggered by indicative bids received.
(c)
As a result of an aggregate valuation allowance on its preferred equity interests in the BRE DDR Joint Ventures that were transferred or redeemed in the fourth quarter of 2020.

Items Measured at Fair Value

For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. For the valuation of the preferred equity interests, prior to the closing of the BRE DDR Joint Ventures transactions in the fourth quarter of 2020, the significant assumptions used in the discounted cash flow analysis included the discount rate, projected net operating income, the timing of the expected redemption and the exit capitalization rates. These valuations were calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge, for the years ended December 31, 2022, 2021 and 2020. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2022
Long-lived assets held and used	$—	$—	$7.0	$7.0	$2.5
December 31, 2021
Long-lived assets held and used	—	—	10.0	10.0	7.3
December 31, 2020
Long-lived assets held and used	—	—	11.5	11.5	5.2
Preferred equity interests	—	—	94.2	94.2	19.4

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the years ended December 31, 2022 and 2021 (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation			Weighted
Description	Fair Value	Technique	Unobservable Inputs	Range	Average
December 31, 2022
Impairment of consolidated assets	$7.0	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
December 31, 2021
Impairment of consolidated assets	10.0	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A

(A)
Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

Assets where the Company identified an impairment charge, were generally sold within one year of the period in which the impairment charge recorded.

15.
Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, 2.8 million common shares were available for grant under future awards as of December 31, 2022.

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

		Weighted-	Weighted- Average	Aggregate
	Number of Options (Thousands)	Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value (Thousands)
Balance December 31, 2019	350	$26.42
Forfeited	(27)	22.20
Balance December 31, 2020	323	26.77
Forfeited	(50)	25.71
Balance December 31, 2021	273	26.96
Forfeited	(47)	25.29
Balance December 31, 2022	226	$27.31	2.3	$—

Options exercisable at December 31,
2022	226	$27.31	2.3	$—
2021	273	26.96	3.1	—
2020	323	26.77	4.0	—

As of December 31, 2019, all stock option compensation cost was recognized.

Restricted Share Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 0.1 million in 2022, 0.4 million in 2021 and 0.5 million in 2020. These grants generally vest in equal annual amounts over a three- to four-year period. RSUs generally receive cash payments which are equivalent to the cash dividends paid on the Company’s common shares. These grants have a weighted-average fair value at the date of grant ranging from $7.87 to $15.33, which was equal to the market value of the Company’s common shares at the date of grant. As a component of compensation to the Company’s non-employee directors, the Company issued 0.1 million common shares to the non-employee directors for the years ended December 31, 2022 and 2021. The grant value was equal to the market value of the Company’s common shares at the date of grant, and these common shares were fully vested upon grant.

Performance-Based Restricted Share Units (PRSUs)

In 2022, the Board of Directors approved grants to its four named executive officers and one additional officer. In 2021 and 2020, the Board of Directors approved grants to the chief executive officer and the chief financial officer And in 2019 and 2018, the Board of Directors approved grants to the chief executive officer of PRSUs covering a “target” number of shares, subject to three-year performance periods beginning on the respective March 1 and ending after a three-year period on the respective February 28. In addition, in 2020 the Board of Directors approved grants to the chief financial officer covering a “target” number of shares, subject to one-year, and two-year performance periods beginning on March 1, 2020. In 2017, the Board of Directors approved grants to the chief executive officer and the former chief operating officer of PRSUs covering a “target” number of shares, subject to one-year, two-year and three-year performance periods beginning on March 1, 2017.

The payout of the PRSUs will vary based on relative total shareholder return performance measured over the applicable performance period, with the ultimate payout ranging from a level of 0% of target to a maximum level of 200% of target (in the case of PRSUs issued prior to 2021, subject to reduction by one-third in the event that SITE Centers’ absolute total shareholder return during the applicable performance period is negative). In March 2022, the Company issued 519,255 common shares in settlement of certain PRSUs granted in 2019 and 2020. In March 2021, the Company issued 570,295 common shares in settlement of certain PRSUs granted in 2018 and 2020. In December 2020, in connection with the termination without cause of the chief operating officer, a settlement of the PRSUs granted in 2020, 2019 and 2018 resulted in the issuance of 257,168 common shares. For the PRSUs in which the performance period ended in February 2020, no shares were granted. The 2022, 2021 and 2020 grants had a grant date fair value aggregating $3.9 million, $3.3 million and $4.5 million, respectively, to be amortized ratably over the performance period ending three years from the date of grant.

Under the anti-dilution provisions of the Company’s equity incentive plan and the respective PRSU award agreement, the PRSUs issued in 2017 and 2018 were adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The number of PRSUs was adjusted so as to retain the same intrinsic value immediately after the spin-off that the PRSU awards had immediately prior to the spin-off. In particular, upon consummation of the spin-off of RVI, the 2017 and 2018 PRSU awards were adjusted to: (1) retain the original SITE Centers’ relative total shareholder return (“RTSR”) peer group; (2) retain the SITE Centers’ beginning share price used for RTSR purposes and (3) measure ending share price as SITE Centers’ ending price plus RVI’s split-adjusted ending price (with any dividends paid during the performance period deemed reinvested into additional SITE Centers shares). Effective at the date of the spin-off, because these awards were dual-indexed to both the Company’s and RVI’s stock performance, the 2017 and 2018 PRSU awards were accounted for as liability awards and marked to fair value on a quarterly basis. In 2021 and 2020, the Company recorded a mark-to-market adjustment of $5.6 million as expense and $0.7 million as income, respectively, in connection with the PRSUs granted primarily in March 2018. These awards were settled in March 2022.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	862	$11.14
Granted	134	15.33
Vested	(257)	12.44
Forfeited	(6)	13.80
Unvested at December 31, 2022	733	$11.43

As of December 31, 2022, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $8.7 million, which is expected to be recognized over a weighted-average 1.4-year term, which includes the performance-based and time-based vesting periods.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code. Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares. In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan. All of these plans were fully funded at December 31, 2022.

16.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Year Ended December 31,
	2022	2021	2020
Numerators – Basic and Diluted
Net income	$168,792	$125,416	$36,590
Income attributable to non-controlling interests	(73)	(481)	(869)
Write-off of preferred share original issuance costs	—	(5,156)	—
Preferred dividends	(11,156)	(13,656)	(20,531)
Distributable earnings attributable to unvested shares and OP Units	(484)	(572)	(204)
Net income attributable to common shareholders after allocation to participating securities	$157,079	$105,551	$14,986

Denominators – Number of Shares
Basic – Average shares outstanding	212,998	208,004	193,336
Assumed conversion of dilutive securities:
PRSUs	744	973	441
Forward equity	—	25	—
OP units	141	141	—
Diluted – Average shares outstanding	213,883	209,143	193,777
Earnings Per Share:
Basic	$0.74	$0.51	$0.08
Diluted	$0.73	$0.51	$0.08

Basic average shares outstanding do not include restricted shares totaling 0.7 million at December 31, 2022 and 0.9 million at each of the years ended December 31, 2021 and 2020 that were not vested (Note 15).

The following potentially dilutive securities were considered in the calculation of EPS:

•
For the years ended December 31, 2022, 2021 and 2020, PRSUs issued to certain executives in March 2022, March 2021 and March 2020 were considered in the computation of dilutive EPS (Note 15).
•
The exchange into common shares associated with OP Units was included in the computation of diluted EPS for the years ended December 31, 2022 and 2021. The exchange into common shares associated with OP Units was not included in the computation of diluted EPS for December 31, 2020, because the effect of assuming conversion was anti-dilutive (Note 12).
•
The agreements to offer and sell approximately 2.2 million common shares on a forward basis were considered in the computation of diluted EPS for the year ended December 31, 2021 (Note 12). These agreements were anti-dilutive in 2022 and not outstanding in 2020.
•
Options to purchase 0.2 million common shares were outstanding for the year ended December 31, 2022 and 0.3 million common shares were outstanding for each of the years ending December 31, 2021 and 2020 (Note 15). These outstanding options were not considered in the computation of diluted EPS, as the options were anti-dilutive.
17.
Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income (excluding net capital gains) to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for each of the three years ended December 31, 2022, 2021 and 2020, no U.S. federal income or excise taxes were incurred.

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

For both of the years ended December 31, 2022 and 2021, the Company made a net payment of $0.6 million and for the year ended December 31, 2020, $0.7 million related to taxes.

The following represents the activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Book income (loss) before income taxes	$6,374	$(3,420)	$(240)
Current	$—	$—	$39
Deferred	—	—	—
Total income tax expense	$—	$—	$39

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2022	2021	2020
Statutory Rate	21%	21%	21%
Statutory rate applied to pre-tax income (loss)	$1,339	$(718)	$(50)
State income tax expense net of federal income tax benefit	—	—	33
Deferred tax impact of contributions of assets	(7,542)	(2,410)	$(3,617)
Deferred tax impact of tax rate change	261	(366)	(300)
Valuation allowance (decrease) increase based on impact of tax rate change	(261)	366	300
Valuation allowance increase (decrease) – other deferred	6,094	(1,087)	3,854
Expiration of capital loss carryforward	—	3,584	—
Other	109	631	(181)
Total expense	$—	$—	$39
Effective tax rate	0.00%	0.00%	(16.20%)

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Deferred tax assets(A)	$37,735	$31,844
Deferred tax liabilities	(142)	(84)
Valuation allowance	(37,593)	(31,760)
Net deferred tax asset	$—	$—
(A)
At December 31, 2022, primarily attributable to $21.6 million of net operating losses and $10.2 million of book/tax differences in joint venture investments. At December 31, 2021, primarily attributable to $20.5 million of net operating losses, $3.8 million of book/tax differences in joint venture investments. The TRS net operating loss carryforwards will expire in varying amounts between the years 2024 and 2035, except for approximately $6.1 million that does not expire and is limited to 80% of taxable income.

Reconciliation of GAAP net income attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
GAAP net income attributable to SITE Centers	$168,719	$124,935	$35,721
Plus: Book depreciation and amortization(A)	182,227	162,342	154,051
Less: Tax depreciation and amortization(A)	(127,506)	(115,735)	(105,385)
Book/tax differences on losses from capital transactions	(50,784)	(28,114)	(45,808)
Joint venture equity (earnings) loss, net(A)	(67,862)	(15,480)	10,572
Deferred income	(3,925)	(1,158)	(13,197)
Compensation expense	7,129	11,534	4,031
Impairment charges	2,536	7,270	24,593
Miscellaneous book/tax differences, net	(2,547)	(20,183)	549
Taxable income before adjustments	107,987	125,411	65,127
Less: Net operating loss carryforward	—	(28,576)	—
Less: Capital gains	(7,664)	—	—
Taxable income subject to the 90% dividend requirement	$100,323	$96,835	$65,127
(A)
Depreciation expense from majority-owned subsidiaries and affiliates, which is consolidated for financial reporting purposes but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity (earnings) loss, net.”

For the years ended December 31, 2022, 2021 and 2020, cash dividends paid for tax purposes were equivalent to, or in excess of taxable income.

18.
Segment Information

In the fourth quarter of 2020, the Company transferred and redeemed its loan investments (preferred equity interests) in the BRE DDR Joint Ventures in exchange for the acquisition of certain of the underlying assets of the two joint ventures. As such, beginning on January 1, 2021, the Company has one reportable operating segment. The table below presents information about the Company’s reportable operating segments in 2020 (in thousands):

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
19.
Subsequent Events

From January 1, 2023 to February 15, 2023, the Company acquired two convenience shopping centers for an aggregate price of $26.1 million, including Parker Keystone (Parker, Colorado) for $11.0 million and Foxtail Center (Timonium, Maryland) for $15.1 million.

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2022
Allowance for uncollectible accounts(A)	$4,720	$257	$1,491	$3,486
Valuation allowance for deferred tax assets	$31,760	$5,833	$—	$37,593
Year ended December 31, 2021
Allowance for uncollectible accounts(A)	$7,402	$1,051	$3,733	$4,720
Valuation allowance for deferred tax assets	$32,481	$—	$721	$31,760
Year ended December 31, 2020
Allowance for uncollectible accounts(A)	$109,710	$25,605	$127,913	$7,402
Valuation allowance for deferred tax assets(B)	$28,413	$4,068	$—	$32,481
(A)
Includes allowances on straight-line rents.
(B)
Amounts charged to expense are discussed further in Note 17.

SCHEDULE III
SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2022

(In thousands)

							Total Cost,
	Initial Cost			Total Cost(1)			Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Chandler, AZ	1,417	3,490	1,417	3,490	4,907	55	4,852	—	2022 (A)
Mesa, AZ	1,486	3,202	1,486	3,202	4,688	47	4,641	—	2022 (A)
Phoenix, AZ	18,701	18,929	18,701	26,481	45,182	13,150	32,032	—	1999 (A)
Phoenix, AZ	15,352	24,414	15,352	29,850	45,202	19,403	25,799	—	2003 (A)
Phoenix, AZ	15,090	36,880	18,399	45,890	64,289	16,779	47,510	—	2012 (A)
Scottsdale, AZ	6,424	7,684	6,424	7,684	14,108	261	13,847	—	2022 (A)
Scottsdale, AZ	1,756	4,404	1,756	4,404	6,160	71	6,089	—	2022 (A)
Tempe, AZ	2,451	4,640	2,451	4,640	7,091	77	7,014	—	2022 (A)
Buena Park, CA	27,269	21,427	27,269	27,517	54,786	7,508	47,278	—	2015 (A)
Fontana, CA	23,861	57,931	23,861	64,546	88,407	18,615	69,792	—	2014 (A)
Lafayette, CA	21,431	36,076	21,431	36,076	57,507	867	56,640	—	2022 (A)
Lafayette, CA	6,808	32,751	6,808	32,765	39,573	776	38,797	—	2022 (A)
Long Beach, CA	—	147,918	—	200,298	200,298	113,340	86,958	—	2005 (C)
Oakland, CA	4,361	33,538	4,361	33,538	37,899	10,700	27,199	—	2013 (A)
Roseville, CA	23,574	67,031	23,574	69,486	93,060	19,539	73,521	—	2014 (A)
San Francisco, CA	10,464	25,730	10,464	30,578	41,042	15,131	25,911	—	2002 (A)
Centennial, CO	7,833	35,550	9,075	70,611	79,686	49,002	30,684	—	1997 (C)
Colorado Springs, CO	9,001	47,671	9,001	61,146	70,147	21,421	48,726	—	2011 (A)
Denver, CO	20,733	22,818	20,804	28,644	49,448	17,771	31,677	—	2003 (A)
Denver, CO	1,222	4,305	1,222	4,305	5,527	25	5,502	—	2022 (A)
Parker, CO	4,632	38,256	4,632	43,107	47,739	12,529	35,210	—	2013 (A)
Guilford, CT	4,588	41,892	6,457	64,740	71,197	14,307	56,890	—	2015 (C)
Windsor Court, CT	6,090	11,745	6,090	12,538	18,628	6,466	12,162	—	2007 (A)
Boca Raton, FL	23,120	58,982	23,120	59,631	82,751	1,464	81,287	—	2022 (A)
Boynton Beach, FL	6,048	9,256	6,048	9,569	15,617	559	15,058	—	2021 (A)
Brandon, FL	—	4,111	—	27,781	27,781	5,026	22,755	—	1972 (C)
Brandon, FL	4,775	13,117	4,775	19,929	24,704	9,520	15,184	—	2009 (A)
Brandon, FL	2,938	13,685	2,938	19,058	21,996	5,082	16,914	—	2013 (A)
Casselberry, FL	10,336	30,349	10,336	30,418	40,754	1,331	39,423	—	2022 (A)
Delray Beach, FL	12,664	26,006	12,664	26,093	38,757	1,496	37,261	17,075	2021 (A)
Fort Walton Beach, FL	3,643	5,612	3,462	6,011	9,473	307	9,166	—	2021 (A)
Jupiter, FL	8,764	20,051	8,764	20,964	29,728	1,660	28,068	12,409	2020 (A)
Melbourne, FL	3,111	7,325	3,111	14,553	17,664	1,859	15,805	—	2018 (A)
Miami, FL	11,626	30,457	26,743	122,412	149,155	59,486	89,669	—	2006 (C)
Naples, FL	10,172	39,342	10,172	43,751	53,923	13,142	40,781	—	2013 (A)
Orlando, FL	8,528	56,684	13,057	82,415	95,472	16,936	78,536	—	2016 (C)
Orlando, FL	9,451	16,424	9,451	16,642	26,093	1,274	24,819	—	2020 (A)
Palm Harbor, FL	1,137	4,089	1,137	5,523	6,660	4,332	2,328	—	1995 (A)
Plantation, FL	21,729	37,331	22,112	96,697	118,809	53,172	65,637	—	2007 (A)
Tamarac, FL	16,730	22,139	16,730	22,631	39,361	1,250	38,111	—	2021 (A)
Tampa, FL	10,000	10,907	10,000	11,204	21,204	1,236	19,968	9,100	2019 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2022

(In thousands)

							Total Cost,
	Initial Cost			Total Cost(1)			Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Tampa, FL	6,800	15,874	6,800	16,018	22,818	750	22,068	—	2021 (A)
Wesley Chapel, FL	8,080	21,567	8,080	22,129	30,209	775	29,434	—	2021 (A)
Winter Garden, FL	38,945	130,382	38,945	141,315	180,260	45,685	134,575	—	2013 (A)
Alpharetta, GA	1,370	3,003	1,370	3,003	4,373	88	4,285	—	2022 (A)
Atlanta, GA	14,078	41,050	14,078	48,229	62,307	20,646	41,661	—	2009 (A)
Atlanta, GA	12,358	17,103	12,365	17,324	29,689	917	28,772	—	2021 (A)
Atlanta, GA	2,719	5,379	2,719	5,379	8,098	101	7,997	—	2022 (A)
Cumming, GA	14,249	23,653	14,249	30,112	44,361	17,726	26,635	—	2003 (A)
Cumming, GA	6,851	49,659	6,851	53,301	60,152	16,733	43,419	—	2013 (A)
Cumming, GA	3,391	8,218	3,391	9,060	12,451	1,475	10,976	—	2018 (A)
Douglasville, GA	2,839	5,511	2,839	7,441	10,280	1,564	8,716	—	2018 (A)
Roswell, GA	6,566	15,005	7,894	29,378	37,272	14,468	22,804	—	2007 (A)
Snellville, GA	10,185	51,815	7,859	54,214	62,073	31,324	30,749	—	2007 (A)
Suwanee, GA	13,479	23,923	13,335	35,763	49,098	21,105	27,993	—	2003 (A)
Chicago, IL	22,642	82,754	22,642	83,617	106,259	24,383	81,876	—	2014 (A)
Chicago, IL	23,588	45,632	23,588	45,957	69,545	10,342	59,203	—	2017 (A)
Schaumburg, IL	27,466	84,679	21,736	81,928	103,664	25,226	78,438	—	2013 (A)
Everett, MA	9,311	44,647	9,462	62,648	72,110	39,659	32,451	—	2001 (C)
Framingham, MA	75,675	191,594	75,675	210,436	286,111	64,146	221,965	—	2013 (A)
Brentwood, MO	10,018	32,053	10,018	41,135	51,153	27,887	23,266	—	1998 (A)
East Hanover, NJ	3,847	23,798	3,847	29,739	33,586	15,233	18,353	—	2007 (A)
Edgewater, NJ	7,714	30,473	7,714	44,248	51,962	17,400	34,562	—	2007 (A)
Freehold, NJ	2,460	2,475	3,166	3,816	6,982	1,686	5,296	—	2005 (C)
Hamilton, NJ	8,039	49,896	10,014	97,909	107,923	53,304	54,619	—	2003 (A)
Princeton, NJ	17,991	82,063	18,998	123,996	142,994	77,087	65,907	—	1997 (A)
Voorhees, NJ	1,350	1,837	1,350	5,201	6,551	429	6,122	—	2020 (A)
Hempstead, NY	26,487	14,418	26,479	14,843	41,322	1,343	39,979	—	2020 (A)
Charlotte, NC	27,707	45,021	27,707	52,858	80,565	20,777	59,788	—	2011 (A)
Charlotte, NC	11,224	82,124	11,173	100,145	111,318	34,347	76,971	—	2012 (A)
Charlotte, NC	3,600	30,392	8,749	54,623	63,372	14,700	48,672	—	2013 (C)
Cornelius, NC	4,382	15,184	4,190	21,616	25,806	11,714	14,092	—	2007 (A)
Cincinnati, OH	19,572	54,495	19,572	80,018	99,590	22,745	76,845	—	2014 (A)
Columbus, OH	12,922	46,006	14,078	73,827	87,905	52,888	35,017	—	1998 (A)
Columbus, OH	18,716	64,617	20,666	73,440	94,106	26,468	67,638	—	2011 (A)
Mason, OH	2,032	23,788	2,032	31,012	33,044	8,484	24,560	—	2014 (A)
Stow, OH	993	9,028	993	47,786	48,779	27,874	20,905	—	1969 (C)
Westlake, OH	424	4,004	424	36,952	37,376	7,835	29,541	—	1974 (C)
Portland, OR	20,208	50,738	20,208	65,853	86,061	26,682	59,379	—	2012 (A)
Portland, OR	10,122	37,457	10,122	38,350	48,472	4,310	44,162	—	2019 (A)
Boothwyn, PA	6,370	16,931	6,258	17,297	23,555	1,731	21,824	15,589	2020 (A)
Easton, PA	7,691	20,405	7,691	21,228	28,919	2,231	26,688	—	2020 (A)
Anderson, SC	1,372	11,656	1,372	11,757	13,129	887	12,242	—	2020 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2022

(In thousands)

							Total Cost,
	Initial Cost			Total Cost(1)			Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Mount Pleasant, SC	2,430	10,470	2,341	31,454	33,795	18,388	15,407	—	1995 (A)
Brentwood, TN	6,101	25,956	6,101	28,038	34,139	8,919	25,220	—	2013 (A)
Highland Village, TX	5,545	28,365	5,545	30,902	36,447	11,139	25,308	—	2013 (A)
Houston, TX	2,743	18,506	2,743	18,506	21,249	382	20,867	—	2022 (A)
Round Rock, TX	3,467	8,839	3,467	8,921	12,388	1,054	11,334	—	2019 (A)
San Antonio, TX	3,475	37,327	4,873	55,226	60,099	33,002	27,097	—	2002 (C)
San Antonio, TX	5,602	39,196	10,158	119,803	129,961	54,298	75,663	—	2007 (C)
San Antonio, TX	2,381	6,487	2,381	24,630	27,011	13,541	13,470	—	2007 (A)
Charlottesville, VA	2,181	6,571	2,181	6,571	8,752	363	8,389	—	2021 (A)
Charlottesville, VA	1,400	2,537	1,404	2,537	3,941	87	3,854	—	2021 (A)
Fairfax, VA	15,681	68,536	15,681	71,807	87,488	21,781	65,707	—	2013 (A)
Fairfax, VA	4,377	10,868	4,377	10,910	15,287	212	15,075	—	2022 (A)
Fairfax, VA	1,830	6,206	1,830	6,206	8,036	126	7,910	—	2022 (A)
Fairfax, VA	4,532	5,221	4,532	5,360	9,892	114	9,778	—	2022 (A)
Richmond, VA	7,331	49,278	7,330	51,864	59,194	3,844	55,350	—	2020 (A)
Richmond, VA	11,879	34,736	11,879	37,732	49,611	18,883	30,728	—	2007 (A)
Springfield, VA	17,016	40,038	17,016	45,000	62,016	22,473	39,543	—	2007 (A)
Portfolio Balance (SITE)	14,912	216,871	14,913	216,867	231,780	112,166	119,614	—

	$1,038,032	$3,360,464	$1,075,106	$4,358,053	$5,433,159	$1,652,899	$3,780,260	$54,173

(1)
The aggregate cost for federal income tax purposes was approximately $5.7 billion at December 31, 2022.
(2)
Includes $8.3 million of undeveloped land at December 31, 2022.
(3)
Includes $48.2 million of construction in progress at December 31, 2022.
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

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$5,238,881	$4,989,388	$4,709,812
Acquisitions	328,898	215,998	242,593
Developments, improvements and expansions	113,876	84,130	59,126
Adjustments of property carrying values (Impairments)	(2,536)	(7,270)	(5,200)
Disposals(A)	(245,960)	(43,365)	(16,943)
Balance at end of year	$5,433,159	$5,238,881	$4,989,388

(A)
Includes the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,571,569	$1,427,057	$1,289,148
Depreciation for year	176,047	164,200	154,906
Disposals	(94,717)	(19,688)	(16,997)
Balance at end of year	$1,652,899	$1,571,569	$1,427,057

SCHEDULE IV

SITE Centers Corp.

Mortgage Loans on Real Estate

December 31, 2022

(In thousands)

The Company has not had any mortgage loans outstanding since December 31, 2020. Changes in mortgage loans are summarized below (in thousands):

For the Year Ended December 31, 2020
Balance at beginning of period	$120,130
Additions during period:
Interest	12,150
Deductions during period:
Provision for loan loss reserve	(19,393)
Collections of principal and interest	(112,887)
Balance at close of period	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2023.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Conor Fennerty	Executive Vice President, Chief Financial Officer & Treasurer
Conor Fennerty	(Principal Financial Officer)

/s/ Christa A. Vesy	Executive Vice President & Chief Accounting Officer
Christa A. Vesy	(Principal Accounting Officer)

/s/ Linda B. Abraham	Director
Linda B. Abraham

/s/ Terrance R. Ahern	Director
Terrance R. Ahern

/s/ Jane E. DeFlorio	Director
Jane E. DeFlorio

/s/ Victor B. MacFarlane	Director
Victor B. MacFarlane

/s/ Alexander Otto	Director
Alexander Otto

/s/ Barry A. Sholem	Director
Barry A. Sholem

/s/ Dawn M. Sweeney	Director
Dawn M. Sweeney