Form 10-Q
period 2023-03-31
SITE Centers Corp.
filed 2023-04-27
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023 the registrant had 209,258,120 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2023

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Land	$1,073,726	$1,066,852
Buildings	3,755,415	3,733,805
Fixtures and tenant improvements	592,009	576,036
	5,421,150	5,376,693
Less: Accumulated depreciation	(1,696,184)	(1,652,899)
	3,724,966	3,723,794
Construction in progress and land	57,276	56,466
Total real estate assets, net	3,782,242	3,780,260
Investments in and advances to joint ventures, net	45,577	44,608
Cash and cash equivalents	25,034	20,254
Restricted cash	425	960
Accounts receivable	59,857	63,926
Other assets, net	140,050	135,009
	$4,053,185	$4,045,017
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,454,462	$1,453,923
Term loan, net	198,605	198,521
Revolving credit facility	75,000	—
	1,728,067	1,652,444
Mortgage indebtedness, net	54,201	54,577
Total indebtedness	1,782,268	1,707,021
Accounts payable and other liabilities	195,825	214,985
Dividends payable	30,081	30,389
Total liabilities	2,008,174	1,952,395
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,372,008 and 214,371,498 shares issued at March 31, 2023 and December 31, 2022, respectively	21,437	21,437
Additional paid-in capital	5,966,089	5,974,216
Accumulated distributions in excess of net income	(4,061,167)	(4,046,370)
Deferred compensation obligation	5,055	5,025
Accumulated other comprehensive income	5,838	9,038
Less: Common shares in treasury at cost: 5,386,964 and 3,787,279 shares at March 31, 2023 and December 31, 2022, respectively	(73,035)	(51,518)
Total SITE Centers shareholders' equity	2,039,217	2,086,828
Non-controlling interests	5,794	5,794
Total equity	2,045,011	2,092,622
	$4,053,185	$4,045,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2023	2022
Revenues from operations:
Rental income	$135,872	$129,884
Fee and other income	2,820	4,436
	138,692	134,320
Rental operation expenses:
Operating and maintenance	23,166	21,936
Real estate taxes	20,053	20,183
General and administrative	10,645	12,251
Depreciation and amortization	54,016	50,364
	107,880	104,734
Other income (expense):
Interest expense	(19,923)	(18,258)
Other income (expense), net	(687)	(504)
	(20,610)	(18,762)
Income before earnings from equity method investments and other items	10,202	10,824
Equity in net income of joint ventures	1,359	169
Gain on sale and change in control of interests	3,749	3,356
Gain (loss) on disposition of real estate, net	205	(142)
Income before tax expense	15,515	14,207
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(213)	(252)
Net income	$15,302	$13,955
Income attributable to non-controlling interests, net	(18)	(18)
Net income attributable to SITE Centers	$15,284	$13,937
Preferred dividends	(2,789)	(2,789)
Net income attributable to common shareholders	$12,495	$11,148

Per share data:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2023	2022
Net income	$15,302	$13,955
Other comprehensive income:
Change in fair value of interest-rate contracts	(3,200)	—
Total other comprehensive income	(3,200)	—
Comprehensive income	$12,102	$13,955
Comprehensive income attributable to non-controlling interests	(18)	(18)
Total comprehensive income attributable to SITE Centers	$12,084	$13,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2022	$175,000	$21,437	$5,974,216	$(4,046,370)	$5,025	$9,038	$(51,518)	$5,794	$2,092,622
Issuance of common shares related to stock plans	—		6	—	—	—	—	—	6
Repurchase of common shares	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	(8,133)	—	30	—	5,094	—	(3,009)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,292)	—	—	—	—	(27,292)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	15,284	—	(3,200)	—	18	12,102
Balance, March 31, 2023	$175,000	$21,437	$5,966,089	$(4,061,167)	$5,055	$5,838	$(73,035)	$5,794	$2,045,011

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2021	$175,000	$21,129	$5,934,166	$(4,092,783)	$4,695	$(5,349)	$5,794	$2,042,652
Issuance of common shares related to stock plans	—	65	4	—	—	—	—	69
Issuance of common shares for cash offering	—	223	33,558	—	—		—	33,781
Stock-based compensation, net	—	—	996	—	(24)	(4,599)	—	(3,627)
Distributions to non-controlling interests	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,905)	—	—	—	(27,905)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	13,937	—	—	18	13,955
Balance, March 31, 2022	$175,000	$21,417	$5,968,724	$(4,109,540)	$4,671	$(9,948)	$5,794	$2,056,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2023	2022
Cash flow from operating activities:
Net income	$15,302	$13,955
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	54,016	50,364
Stock-based compensation	1,760	1,823
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	1,111	1,145
Equity in net income of joint ventures	(1,359)	(169)
Operating cash distributions from joint ventures	—	883
Gain on sale and change in control of interests	(3,749)	(3,356)
(Gain) loss on disposition of real estate, net	(205)	142
Net change in accounts receivable	4,819	6,815
Net change in accounts payable and accrued expenses	(16,205)	(14,257)
Net change in other operating assets and liabilities	(13,323)	(7,324)
Total adjustments	26,865	36,066
Net cash flow provided by operating activities	42,167	50,021
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(26,503)	(133,463)
Real estate developed and improvements to operating real estate	(27,990)	(24,725)
Proceeds from disposition of joint venture interests	3,405	—
Proceeds from disposition of real estate	—	156
Equity contributions to joint ventures	(56)	(55)
Repayment of joint venture advance, net	318	—
Distributions from unconsolidated joint ventures	—	3,583
Net cash flow used for investing activities	(50,826)	(154,504)
Cash flow from financing activities:
Proceeds from revolving credit facility, net	75,000	115,000
Repayment of mortgage debt	(314)	(34,696)
Proceeds from issuance of common shares, net of offering expenses	—	33,781
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(4,800)	(5,415)
Repurchase of common shares	(26,611)	—
Distributions to non-controlling interests and redeemable operating partnership units	(18)	(17)
Dividends paid	(30,353)	(28,208)
Net cash flow provided by financing activities	12,904	80,445

Net increase (decrease) in cash, cash equivalents and restricted cash	4,245	(24,038)
Cash, cash equivalents and restricted cash, beginning of period	21,214	43,252
Cash, cash equivalents and restricted cash, end of period	$25,459	$19,214

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2023 and 2022, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2023	2022
Consolidation of the net assets of previously unconsolidated joint ventures	$—	$42.8
Net assets acquired from an unconsolidated joint venture	—	8.5
Dividends declared, but not paid	30.1	30.7
Accounts payable related to construction in progress	10.3	10.5

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers, which is primarily from the Company's unconsolidated joint ventures (Note 2).

2.
Investments in and Advances to Joint Ventures

At March 31, 2023 and December 31, 2022, the Company had ownership interests in various unconsolidated joint ventures that had investments in 15 and 18 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31, 2023	December 31, 2022
Condensed Combined Balance Sheets
Land	$199,882	$212,326
Buildings	607,130	643,334
Fixtures and tenant improvements	67,358	70,636
	874,370	926,296
Less: Accumulated depreciation	(204,892)	(220,642)
	669,478	705,654
Construction in progress and land	501	1,965
Real estate, net	669,979	707,619
Cash and restricted cash	63,112	44,809
Receivables, net	10,750	11,671
Other assets, net	33,305	36,272
	$777,146	$800,371

Mortgage debt	$509,168	$535,093
Notes and accrued interest payable to the Company	2,827	2,972
Other liabilities	40,392	41,588
	552,387	579,653
Accumulated equity	224,759	220,718
	$777,146	$800,371

Company's share of accumulated equity	$43,437	$42,644
Basis differentials	(442)	(707)
Deferred development fees, net of portion related to the Company's interest	(245)	(301)
Amounts payable to the Company	2,827	2,972
Investments in and Advances to Joint Ventures, net	$45,577	$44,608

	Three Months
	Ended March 31,
	2023	2022
Condensed Combined Statements of Operations
Revenues from operations	$24,690	$41,649
Expenses from operations:
Operating expenses	6,564	11,523
Impairment charges	—	5,200
Depreciation and amortization	9,062	14,345
Interest expense	7,041	9,289
Other expense, net	2,560	2,572
	25,227	42,929
Loss before gain on disposition of real estate	(537)	(1,280)
Gain (loss) on disposition of real estate, net	5,304	(98)
Net income (loss) attributable to unconsolidated joint ventures	$4,767	$(1,378)
Company's share of equity in net income of joint ventures	$950	$30
Basis differential adjustments(A)	409	139
Equity in net income of joint ventures	$1,359	$169
(A)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months
	Ended March 31,
	2023	2022
Revenue from contracts:
Asset and property management fees	$1.5	$2.3
Leasing commissions and development fees	0.1	0.4
	1.6	2.7
Other	0.2	0.4
	$1.8	$3.1

Disposition of Shopping Centers

During the three months ended March 31, 2023, the DDRM Joint Venture sold three shopping centers for an aggregate sales price of $40.2 million. The proceeds were used to repay mortgage indebtedness of the joint venture and for general corporate purposes of the joint venture.

Disposition of Joint Venture Interests

In 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, a parcel of undeveloped land. The transaction had contingent proceeds based upon finalization of the tax returns and dissolution of the partnership. In the first quarter of 2023, the contingencies were resolved and the Company recorded a Gain on Sale and Change in Control of Interests of $3.7 million.

3.
Acquisitions

During the three months ended March 31, 2023, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Parker Keystone	Denver, Colorado	January 2023	$11.0
Foxtail Center	Baltimore, Maryland	January 2023	15.1

The fair value of the acquisitions above was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$6,860	N/A
Buildings	17,188	(A)
Tenant improvements	574	(A)
In-place leases (including lease origination costs and fair market value of leases)	2,548	6.6
	27,170
Less: Below-market leases	(600)	10.5
Less: Other liabilities assumed	(67)	N/A
Net assets acquired	$26,503

(A)
Depreciated in accordance with the Company’s policy.

The total consideration for these assets was paid in cash. Included in the Company’s consolidated statements of operations for the three months ended March 31, 2023, was $0.6 million in total revenues from the date of acquisition through March 31, 2023, for the properties acquired in 2023.

4.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Intangible assets:
In-place leases, net	$59,018	$61,918
Above-market leases, net	5,755	6,206
Lease origination costs, net	7,915	8,093
Tenant relationships, net	10,849	11,531
Total intangible assets, net(A)	83,537	87,748
Operating lease ROU assets	17,914	18,197
Other assets:
Prepaid expenses	19,280	6,721
Swap receivable	5,400	8,138
Other assets	3,704	3,491
Deposits	3,239	3,188
Deferred charges, net	6,976	7,526
Total other assets, net	$140,050	$135,009

Below-market leases, net (other liabilities)	$58,734	$59,825
(A)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $6.2 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively.
5.
Revolving Credit Facility

As of March 31, 2023, the Company’s Revolving Credit Facility (as defined below) had outstanding borrowings of $75.0 million with a weighted-average interest rate of 5.7%. In March 2023, the Company entered into a 5.0% interest rate cap with respect to the variable rate (the Secured Overnight Financing Rate or "SOFR") component applicable to borrowings up to $100 million under the Revolving Credit Facility, of which $75.0 million was designated as an effective hedge. The interest rate cap is in effect beginning April 2023 and will expire in April 2024.

The Company maintains a revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”). The Revolving Credit Facility provides for borrowings of up to $950 million if certain borrowing conditions are satisfied, and an accordion feature for expansion of availability up to $1.45 billion, provided that new lenders agree to the existing terms of the facility or existing lenders increase their commitment level and subject to other customary conditions precedent. The Revolving Credit Facility maturity date is June 2026 subject to two six-month options to extend the maturity to June 2027 upon the Company’s request (subject to satisfaction of certain conditions).

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10 basis-point spread adjustment plus an applicable margin (0.85% at March 31, 2023) or (ii) the alternative base rate plus an applicable margin (0% at March 31, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Investor Services, Inc. (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants at March 31, 2023.

6.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At March 31, 2023, the Company used a pay-fixed interest rate swap to manage some of its exposure to changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates

(forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains an interest rate swap agreement (included in Other Assets) measured at fair value on a recurring basis as of March 31, 2023. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
March 31, 2023
Derivative Financial Instruments	$—	$5.1	$—	$5.1
December 31, 2022
Derivative Financial Instruments	$—	$8.1	$—	$8.1

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Other Liabilities

The carrying amounts reported in the Company's consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,454,462	$1,397,839	$1,453,923	$1,378,485
Revolving Credit Facility and term loan	273,605	275,000	198,521	200,000
Mortgage Indebtedness	54,201	52,379	54,577	51,936
	$1,782,268	$1,725,218	$1,707,021	$1,630,421

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. To accomplish this objective, the Company generally uses swaps and caps as part of its interest rate risk management strategy. The swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2023, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converts the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $3.7 million.

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

7.
Equity

Common Share Dividend

The Company declared a quarterly cash dividend of $0.13 per common share for both the first quarter of 2023 and the first quarter of 2022.

Common Shares Repurchased

In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share.

8.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

Balance, December 31, 2022	$9,038
Change in cash flow hedges	(2,269)
Amounts reclassified from accumulated other comprehensive income to interest expense	(931)
Balance, March 31, 2023 (A)	$5,838

(A) Includes derivative financial instruments entered into by the Company on its term loan (Note 6) and an unconsolidated joint venture.

9.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2023	2022
Numerators – Basic and Diluted
Net income	$15,302	$13,955
Income attributable to non-controlling interests	(18)	(18)
Preferred dividends	(2,789)	(2,789)
Earnings attributable to unvested shares and OP units	(107)	(126)
Net income attributable to common shareholders after allocation to participating securities	$12,388	$11,022
Denominators – Number of Shares
Basic—Average shares outstanding	209,971	212,103
Assumed conversion of dilutive securities:
PRSUs	436	1,100
Diluted—Average shares outstanding	210,407	213,203
Earnings Per Share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

For the three months ended March 31, 2023, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2021 were considered in the computation of diluted EPS and the PRSUs issued in March 2023 and March 2022 were not considered in computing diluted EPS because they were antidilutive. For the three months ended March 31, 2022, PRSUs issued to certain executives in March 2022, 2021 and 2020 were considered in the computation of diluted EPS. In March 2023, the Company issued 559,559 common shares in settlement of PRSUs granted in 2020.

10.
Subsequent Events

In April 2023, the Company acquired Barrett Corners in Atlanta, Georgia for $15.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2022, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of March 31, 2023, the Company’s portfolio consisted of 120 shopping centers (including 15 shopping centers owned through unconsolidated joint ventures). At March 31, 2023, the Company owned approximately 26.6 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2023	2022
Net income attributable to common shareholders	$12,495	$11,148
FFO attributable to common shareholders	$61,899	$61,226
Operating FFO attributable to common shareholders	$62,728	$61,558
Earnings per share – Diluted	$0.06	$0.05

For the three months ended March 31, 2023, the increase in net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of base rent growth at existing assets, the net impact of property acquisitions and lower general and administrative expenses partially offset by higher depreciation expense, lower fee income from joint ventures and higher interest expense.

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

Transactional and investment highlights for the Company through April 26, 2023, include the following:

•
Acquired two shopping centers for an aggregate purchase price of $26.1 million, including Parker Keystone (Denver, Colorado) for $11.0 million and Foxtail Center (Baltimore, Maryland) for $15.1 million. In April 2023, the Company acquired Barrett Corners in Atlanta, Georgia for $15.6 million.
•
Sold three unconsolidated shopping centers for an aggregate sales price of $40.2 million.
•
Repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share with the remaining proceeds from the sale of wholly‑owned properties in the fourth quarter of 2022 and proceeds from the sale of joint venture properties.

Company Operational Highlights

First quarter 2023 operational highlights include the following:

•
Leased approximately 0.5 million square feet of GLA, including 32 new leases and 62 renewals for a total of 94 leases. As of March 31, 2023, the remaining 2023 lease expirations aggregated approximately 0.6 million square feet of GLA

(representing approximately 45% of total annualized base rent of 2023 expiring as of December 31, 2022), as compared to 1.2 million square feet of GLA as of December 31, 2022;
•
For the comparable leases executed in the three months ended March 31, 2023, the Company generated cash lease spreads on a pro rata basis of 20.3% for new leases and 8.7% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot increased to $19.65 at March 31, 2023 as compared to $19.52 at December 31, 2022 and $18.55 at March 31, 2022, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 92.8% at March 31, 2023 as compared to 92.4% at December 31, 2022 and 90.2% at March 31, 2022, all on a pro rata basis and
•
For new leases executed in the three months ended March 31, 2023, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $5.67 per rentable square foot, on a pro rata basis, over the lease term, as compared to $7.42 per rentable square foot in 2022. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2022, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2023	2022	$ Change
Rental income(A)	$135,872	$129,884	$5,988
Fee and other income(B)	2,820	4,436	(1,616)
Total revenues	$138,692	$134,320	$4,372
(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended March 31,
Contractual Lease Payments	2023	2022	$ Change
Base and percentage rental income(1)	$98,454	$94,224	$4,230
Recoveries from tenants(2)	35,316	32,833	2,483
Uncollectible revenue(3)	233	1,108	(875)
Lease termination fees, ancillary and other rental income	1,869	1,719	150
Total contractual lease payments	$135,872	$129,884	$5,988
(1)
The changes in base and percentage rental income for the three months ended March 31, 2023, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$4.9
Comparable Portfolio Properties	3.3
Disposition of shopping centers	(3.7)
Straight-line rents	(0.3)
Total	$4.2

At March 31, 2023 and 2022, the Company owned 105 and 92 wholly-owned properties, respectively, with an aggregate occupancy rate of 92.9% and 90.2%, respectively, and average annualized base rent per occupied square foot of $19.71 and $18.74, respectively.

(2)
Recoveries from tenants were approximately 81.7% and 78.0% of operating expenses and real estate taxes for the three months ended March 31, 2023 and 2022, respectively.
(3)
The net amount reported as income was primarily attributable to rental income paid from tenants on the cash basis of accounting and related reserve adjustments. This rental income was contractually owed in prior years.
(B)
Fee and Other Income was primarily earned from the Company's unconsolidated joint ventures. The decrease primarily relates to lower fee revenue from joint ventures as a result of asset sales. Decreases in the number of assets under management will adversely impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise. See “—Sources and Uses of Capital” included elsewhere herein.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2023	2022	$ Change
Operating and maintenance(A)	$23,166	$21,936	$1,230
Real estate taxes(A)	20,053	20,183	(130)
General and administrative(B)	10,645	12,251	(1,606)
Depreciation and amortization(A)	54,016	50,364	3,652
	$107,880	$104,734	$3,146
(A)
The changes for the three months ended March 31, 2023, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$1.1	$0.9	$3.5
Comparable Portfolio Properties	0.9	—	2.5
Disposition of shopping centers	(0.8)	(1.0)	(2.3)
	$1.2	$(0.1)	$3.7

The increase in depreciation for the Comparable Portfolio Properties was primarily the result of the change in useful life of several assets.

(B)
General and administrative expenses for the three months ended March 31, 2023 and 2022, were approximately 6.5% and 6.9% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures for the comparable periods. The decrease is primarily attributable to lower compensation expense due to changes in the Company’s workforce. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2023	2022	$ Change
Interest expense(A)	$(19,923)	$(18,258)	$(1,665)
Other expense, net	(687)	(504)	(183)
	$(20,610)	$(18,762)	$(1,848)

(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Three Months
	Ended March 31,
	2023	2022
Weighted-average debt outstanding (in billions)	$1.8	$1.7
Weighted-average interest rate	4.3%	4.0%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity, prudent leverage levels and lengthy average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.2% and 3.8% at March 31, 2023 and 2022, respectively. At March 31, 2023, the weighted-average maturity (without extensions) was 2.9 years. Interest costs capitalized in conjunction with redevelopment projects were $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2023	2022	$ Change
Equity in net income of joint ventures(A)	$1,359	$169	$1,190
Gain on sale and change in control of interests(B)	3,749	3,356	393
Gain (loss) on disposition of real estate, net	205	(142)	347
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(213)	(252)	39
Income attributable to non-controlling interests, net	(18)	(18)	—
(A)
The 2023 results include gains recorded on the sale of assets offset by the reduction of income as a result of asset sales occurring in 2023 and 2022. At March 31, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 15 and 46 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 2, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2023, the Company recorded a gain related to additional proceeds received related to an unconsolidated joint venture that sold a parcel of undeveloped land in Richmond Hill, Ontario which was considered contingent at the time of the sale. In 2022, the Company recorded a gain from the acquisition of its joint venture partner's 80% equity interest in one asset owned by the DDRM Joint Venture.

Net Income (in thousands)

	Three Months
	Ended March 31,
	2023	2022	$ Change
Net income attributable to SITE Centers	$15,284	$13,937	$1,347

The increase in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to base rent growth at existing assets, the net impact of property acquisitions and lower general and administrative expenses, partially offset by higher depreciation expense, lower fee income from joint ventures and higher interest expense.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, (iv) gains and losses from changes in control and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income (loss) from joint ventures and equity income (loss) from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts ("NAREIT").

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2023	2022	$ Change
FFO attributable to common shareholders	$61,899	$61,226	$673
Operating FFO attributable to common shareholders	62,728	61,558	1,170

The increase in FFO for the three months ended March 31, 2023, as compared to the prior-year period, was primarily attributable to higher operating results driven by base rent growth at existing assets, the net impact of property acquisitions and lower general and administrative expenses, partially offset by lower management fees from joint ventures and higher interest expense. The change in Operating FFO primarily was due to the same drivers impacting FFO.

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

	Three Months
	Ended March 31,
	2023	2022
Net income attributable to common shareholders	$12,495	$11,148
Depreciation and amortization of real estate investments	52,717	49,128
Equity in net income of joint ventures	(1,359)	(169)
Joint ventures' FFO(A)	1,982	4,315
Non-controlling interests (OP Units)	18	18
Gain on sale and change in control of interests	(3,749)	(3,356)
(Gain) loss on disposition of real estate, net	(205)	142
FFO attributable to common shareholders	61,899	61,226
Transaction, debt extinguishment and other (at SITE's share)	829	332
Non-operating items, net	829	332
Operating FFO attributable to common shareholders	$62,728	$61,558

(A)
At March 31, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 15 and 46 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2023	2022
Net income (loss) attributable to unconsolidated joint ventures	$4,767	$(1,378)
Depreciation and amortization of real estate investments	9,062	14,345
Impairment of real estate	—	5,200
(Gain) loss on disposition of real estate, net	(5,304)	98
FFO	$8,525	$18,265
FFO at SITE Centers' ownership interests	$1,982	$4,315
Operating FFO at SITE Centers' ownership interests	$2,148	$4,315

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Year Ended March 31,
	2023	2022	2023	2022
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$15,284	$13,937	$15,284	$13,937
Fee income	(1,859)	(3,261)	(1,859)	(3,261)
Interest expense	19,923	18,258	19,923	18,258
Depreciation and amortization	54,016	50,364	54,016	50,364
General and administrative	10,645	12,251	10,645	12,251
Other expense (income), net	687	504	687	504
Equity in net income of joint ventures	(1,359)	(169)	(1,359)	(169)
Tax expense	213	252	213	252
Gain on sale and change in control of interests	(3,749)	(3,356)	(3,749)	(3,356)
(Gain) loss on disposition of real estate, net	(205)	142	(205)	142
Income from non-controlling interests	18	18	18	18
Consolidated NOI	$93,614	$88,940	$93,614	$88,940

Net income from unconsolidated joint ventures	$4,767	$(1,378)	$1,004	$26
Interest expense	7,041	9,289	1,587	2,088
Depreciation and amortization	9,062	14,345	2,091	3,179
Impairment charges	—	5,200	—	1,040
Other expense (income), net	2,560	2,572	574	597
(Gain) loss on disposition of real estate, net	(5,304)	98	(1,062)	66
Unconsolidated NOI	$18,126	$30,126	$4,194	$6,996

Total Consolidated + Unconsolidated NOI			$97,808	$95,936
Less: Non-Same Store NOI adjustments			(5,210)	(7,048)
Total SSNOI including redevelopment			$92,598	$88,888

SSNOI % Change including redevelopment			4.2%

The SSNOI increase for the three months ended March 31, 2023, as compared to the prior-year period, primarily related to increases in rents and recoveries attributable to sequential increases in occupancy for same-store assets.

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

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under its Revolving Credit Facility, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any new debt financings may also entail higher rates of interest than the indebtedness being refinanced, which could have an adverse effect on the Company’s operations.

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.8 billion at March 31, 2023, compared to $1.7 billion at December 31, 2022.

At March 31, 2023, the Company had an unrestricted cash balance of $25.0 million and availability under its Revolving Credit Facility of $875.0 million (subject to satisfaction of applicable borrowing conditions). The Company has $87.2 million aggregate principal amount of senior notes maturing in May 2023. In 2024, the Company has $65.6 million aggregate principal amount of senior notes and $27.8 million of consolidated mortgage debt maturing. The Company's unconsolidated joint ventures have $17.0 million and $88.9 million in mortgage debt at the Company's share maturing in 2023 and 2024, respectively. As of March 31, 2023, the Company anticipates that it has approximately $20 million to be incurred on its pipeline of identified redevelopment projects. The Company declared a common share dividend of $0.13 per share in the three months ended March 31, 2023. The Company believes it has sufficient liquidity to operate its business at this time. In March 2023, the Company entered into a 5.0% interest rate cap with respect to the variable rate (the Secured Overnight Financing Rate or "SOFR") component applicable to borrowings up to $100 million under the Company's Revolving Credit Facility, which interest rate cap is in effect for one year beginning April 2023. At March 31, 2023, the Company had $75.0 million drawn on the Revolving Credit Facility.

Revolving Credit Facility

The Company maintains an unsecured Revolving Credit Facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments and subject to other conditions precedent. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company's option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.85% at March 31, 2023) or (ii) the alternative base rate plus an applicable margin (0% at March 31, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P Global Ratings (“S&P”) and Fitch (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest-rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

The Revolving Credit Facility, the Company's $200.0 million term loan facility and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Revolving Credit Facility, the term loan and the indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of March 31, 2023, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Consolidated Indebtedness – as of March 31, 2023

As discussed above, the Company is committed to maintaining prudent leverage levels and may utilize proceeds from the sale of properties or other investments or equity offerings to repay additional debt. These sources of funds could be affected by various risks and uncertainties. No assurance can be provided that the Company’s debt obligations will be refinanced or repaid as currently anticipated. See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of March 31, 2023

The outstanding indebtedness of the Company’s unconsolidated joint ventures at March 31, 2023, which matures in the subsequent 13-month period (i.e., through April 30, 2024), is as follows (in millions):

	Outstanding at March 31, 2023	At SITE Centers' Share
DDR Domestic Retail Fund I(A)	$84.2	$16.8
Dividend Trust Portfolio(B)	364.3	72.9
Total debt maturities through April 30, 2024	$448.5	$89.7
(A)
The joint venture expects to exercise a one-year extension option and to repay indebtedness with proceeds from future asset sales.
(B)
Expected to be refinanced.

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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2023	2022
Cash flow provided by operating activities	$42,167	$50,021
Cash flow used for investing activities	(50,826)	(154,504)
Cash flow provided by financing activities	12,904	80,445

Changes in cash flow for the three months ended March 31, 2023, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $7.9 million primarily due to the following:

•
Cash used for prepaid assets including insurance and
•
Increase in cash flow from acquired properties and base rent growth at existing assets.

Investing Activities: Cash used for investing activities decreased $103.7 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $103.7 million.

Financing Activities: Cash provided by financing activities decreased $67.5 million primarily due to the following:

•
Changes in proceeds from issuance of common shares in 2022 of $33.8 million and cash used for repurchases of common shares in 2023 of $26.6 million and
•
Decrease in borrowings from the Revolving Credit Facility, net of mortgage debt repayments of $5.6 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $30.1 million and $30.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2023 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.13 per common share for the first quarter of 2023. The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

In December 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share. Through March 31, 2023, the Company had repurchased under this program 2.0 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

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

Acquisitions

In the first quarter of 2023, the Company acquired Parker Keystone (Denver, Colorado) for $11.0 million and Foxtail Center (Baltimore, Maryland) for $15.1 million. In April 2023, the Company acquired Barrett Corners (Atlanta, Georgia) for $15.6 million.

Dispositions

In the first quarter of 2023, the DDRM Joint Venture sold three unconsolidated shopping centers generating proceeds totaling $40.2 million. The proceeds from these sales were used to repay mortgage indebtedness of the joint venture and for general corporate purposes of the joint venture.

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

Equity Transactions

In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share with the remaining proceeds from the sale of wholly-owned properties in the fourth quarter of 2022 and proceeds from the sale of joint venture properties.

Redevelopment Pipeline

One component of the Company’s long-term strategic plan will be the evaluation of additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes to expand, improve and re-tenant various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At March 31, 2023, the Company had approximately $57 million in construction in progress in various active consolidated redevelopments and other projects and anticipates that it has approximately $20 million yet to be incurred on its pipeline of identified redevelopment projects. At March 31, 2023, the Company’s shopping center expansions, outparcel developments, construction of first-generation space and repurposing projects, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Cost	Cost Incurred at March 31, 2023
West Bay Plaza - Phase II (Cleveland, Ohio)	4Q23	$7,941	$6,672
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,339	2,123
Shoppers World (Boston, Massachusetts)	4Q23	4,967	4,471
Nassau Park Pavilion (Trenton, New Jersey)	1Q24	7,635	4,237
University Hills (Denver, Colorado)	2Q24	5,972	4,894
Shoppers World (Boston, Massachusetts)	2Q24	1,884	552
Tanasbourne Town Center (Portland, Oregon)	4Q25	13,769	1,972
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,407
Total		$44,507	$26,328

CAPITALIZATION

At March 31, 2023, the Company’s capitalization consisted of $1.8 billion of debt, $175.0 million of preferred shares and $2.6 billion of market equity (calculated as the sum of common shares and OP Units outstanding multiplied by $12.28, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2023). At March 31, 2023, after giving effect to the swap of the variable-rate component of the term loan's interest rate to a fixed rate, the Company’s total debt consisted of $1.7 billion of fixed-rate debt and $75.0 million of variable rate debt.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of March 31, 2023, the Company has $87.2 million aggregate principal amount of senior notes maturing in May 2023. In 2024, the Company has $65.6 million aggregate principal amount of senior notes and $27.8 million of consolidated mortgage debt maturing. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $23.5 million for its consolidated properties at March 31, 2023, which includes the assets in the redevelopment pipeline. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2023, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.4 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite growing economic uncertainty, the Company continues to experience retailer demand for quality real estate locations within well-positioned shopping centers. The Company executed new leases and renewals aggregating approximately 0.5 million square feet of space on a pro rata basis for the three months ended March 31, 2023. The Company believes these strong leasing results and tenant demand are attributable to the concentration of the Company’s portfolio in suburban, high household income communities, pandemic-induced work-from-home trends, limited new construction and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

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

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. At March 31, 2023 and December 31, 2022, the shopping center portfolio occupancy, on a pro rata basis, was 92.8% and 92.4%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $19.65 and $19.52, respectively. The Company’s portfolio was impacted by tenant bankruptcies and closures in 2020, primarily due to the impact of the COVID-19 pandemic, and the Company expects to expend capital in coming periods in connection with recently executed leases to backfill these closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent leasing activity will cause aggregate leasing capital expenditure levels to be elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the three months ended March 31, 2023 and 2022, on a pro rata basis, was $5.67 and $7.47 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Although disruptions to the Company's business stemming from the COVID-19 pandemic have subsided, inflation, higher interest rates, reduced consumer spending, labor shortages, supply chain disruptions and the volatility of global capital markets pose increasing risks to the U.S. economy and the Company's tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors following the COVID-19 pandemic, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to express interest in launching new concepts and expanding their store fleets within the suburban, high household income communities in which the Company's properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company's operating results (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

Inflation, rising interest rates and regional bank concerns have also impacted, in certain cases, real estate owners' ability to acquire and sell assets and raise equity and debt financing. Although the Company has relatively small amounts of consolidated indebtedness maturing in 2023 and 2024, debt capital markets could adversely impact the Company’s ability to refinance maturities and the interest rates applicable thereto. To the extent that the interest rate environment does not moderate prior to the time of these refinancings, the Company’s interest expense levels would be adversely affected.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
The Company leases the majority of its square footage to large tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;
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
•
Changes in interest rates could adversely affect the market price of the Company’s common shares, its ability to sell properties and prices realized, as well as its performance, interest expense levels and cash flow;
•
Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;
•
Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;
•
Inflationary pressures could result in reductions in retailer profitability, consumer discretionary spending and tenant demand to lease space. Inflation could also increase the costs incurred by the Company to operate its properties and finance its operations and could adversely impact the valuation of its properties, all of which could have an adverse effect on the market price of the Company's common shares;
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
•
The Company could be subject to potential liabilities, increased costs, reputation harm and other adverse effects on the Company's business due to stakeholders', including regulators', views regarding the Company's environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2023, the Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the swap of the variable rate (SOFR) component of interest rate applicable to the Company's $200.0 million term loan to a fixed rate of 2.75%, is summarized as follows:

	March 31, 2023				December 31, 2022
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,707.3	2.8	4.1%	95.8%	$1,707.0	3.1	4.1%	100.0%
Variable-Rate Debt	$75.0	3.2	5.7%	4.2%	$—	—	—	0.0%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2023				December 31, 2022
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$363.7	$72.7	1.0	4.8%	$363.5	$72.7	1.3	4.8%
Variable-Rate Debt	$145.5	$32.7	1.0	5.1%	$171.6	$37.9	1.1	5.4%

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

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At March 31, 2023, the variable (SOFR) component of the interest rate applicable to the Company's $200.0 million consolidated term loan facility was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at March 31, 2023. An estimate of the effect of a 100 basis-point increase at March 31, 2023 and December 31, 2022, is summarized as follows (in millions):

	March 31, 2023					December 31, 2022
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,707.3	$1,645.1	(A)	$1,603.3	(B)	$1,707.0	$1,622.2	(A)	$1,577.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$72.7	$71.0		$70.3		$72.7	$70.5		$69.6

(A)
Includes the fair value of the swap, which was an asset of $5.1 million and $8.2 million at March 31, 2023 and December 31, 2022, respectively.
(B)
Includes the fair value of the swap, which was an asset of $12.2 million and $15.6 million at March 31, 2023 and December 31, 2022, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates at March 31, 2023, would result in an increase in interest expense of approximately $0.2 million relating to the Company's variable rate debt outstanding for the three months ended March 31, 2023. This exposure to interest rate risk was mitigated by the implementation of a 5.0% interest rate cap with respect to the variable (SOFR) component applicable to borrowings up to $100 million under the Company's Revolving Credit Facility effective in April 2023. The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s outstanding variable-rate debt. A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2023, would not result in any change in interest expense for the Company or its joint ventures. All of the variable-rate debt outstanding at the unconsolidated joint ventures is subject to hedging agreements.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2023, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
January 1–31, 2023	134	$13.66	—	$—
February 1–28, 2023	1,145,147	13.39	1,068,666	—
March 1–31, 2023	706,239	13.41	420,410	—
Total	1,851,520	$13.40	1,489,076	$73.4

(1)
Includes (i) common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans and (ii) common shares purchased under the Company's share repurchase program.

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share, under this program. From December 20, 2022 through March 31, 2023, the Company had repurchased 2.0 million of its common shares in the aggregate at a cost of $26.6 million under the program.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: April 27, 2023