Form 10-Q
period 2023-06-30
SITE Centers Corp.
filed 2023-07-27
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 21, 2023 the registrant had 209,273,826 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2023

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Land	$1,094,240	$1,066,852
Buildings	3,770,497	3,733,805
Fixtures and tenant improvements	600,948	576,036
	5,465,685	5,376,693
Less: Accumulated depreciation	(1,724,837)	(1,652,899)
	3,740,848	3,723,794
Construction in progress and land	60,231	56,466
Total real estate assets, net	3,801,079	3,780,260
Investments in and advances to joint ventures, net	40,556	44,608
Cash and cash equivalents	28,041	20,254
Restricted cash	552	960
Accounts receivable	61,376	63,926
Other assets, net	129,397	135,009
	$4,061,001	$4,045,017
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,367,775	$1,453,923
Term loan, net	198,689	198,521
Revolving credit facility	175,000	—
	1,741,464	1,652,444
Mortgage indebtedness, net	53,829	54,577
Total indebtedness	1,795,293	1,707,021
Accounts payable and other liabilities	210,927	214,985
Dividends payable	30,083	30,389
Total liabilities	2,036,303	1,952,395
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,372,608 and 214,371,498 shares issued at June 30, 2023 and December 31, 2022, respectively	21,437	21,437
Additional paid-in capital	5,971,918	5,974,216
Accumulated distributions in excess of net income	(4,085,897)	(4,046,370)
Deferred compensation obligation	4,941	5,025
Accumulated other comprehensive income	10,125	9,038
Less: Common shares in treasury at cost: 5,376,465 and 3,787,279 shares at June 30, 2023 and December 31, 2022, respectively	(72,826)	(51,518)
Total SITE Centers shareholders' equity	2,024,698	2,086,828
Non-controlling interests	—	5,794
Total equity	2,024,698	2,092,622
	$4,061,001	$4,045,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2023	2022
Revenues from operations:
Rental income	$135,954	$136,203
Fee and other income	2,204	4,479
	138,158	140,682
Rental operation expenses:
Operating and maintenance	22,476	22,278
Real estate taxes	20,279	20,624
Impairment charges	—	2,536
General and administrative	14,031	11,353
Depreciation and amortization	58,698	51,021
	115,484	107,812
Other income (expense):
Interest expense	(20,921)	(18,909)
Other income (expense), net	(634)	(1,147)
	(21,555)	(20,056)
Income before earnings from equity method investments and other items	1,119	12,814
Equity in net income of joint ventures	4,618	1,381
Gain on sale and change in control of interests	—	41,970
(Loss) gain on disposition of real estate, net	(22)	4,597
Income before tax expense	5,715	60,762
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(362)	(353)
Net income	$5,353	$60,409
Income attributable to non-controlling interests, net	—	(19)
Net income attributable to SITE Centers	$5,353	$60,390
Preferred dividends	(2,789)	(2,789)
Net income attributable to common shareholders	$2,564	$57,601

Per share data:
Basic	$0.01	$0.27
Diluted	$0.01	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2023	2022
Revenues from operations:
Rental income	$271,826	$266,087
Fee and other income	5,024	8,915
	276,850	275,002
Rental operation expenses:
Operating and maintenance	45,642	44,214
Real estate taxes	40,332	40,807
Impairment charges	—	2,536
General and administrative	24,676	23,604
Depreciation and amortization	112,714	101,385
	223,364	212,546
Other income (expense):
Interest expense	(40,844)	(37,167)
Other income (expense), net	(1,321)	(1,651)
	(42,165)	(38,818)
Income before earnings from equity method investments and other items	11,321	23,638
Equity in net income of joint ventures	5,977	1,550
Gain on sale and change in control of interests	3,749	45,326
Gain on disposition of real estate, net	183	4,455
Income before tax expense	21,230	74,969
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(575)	(605)
Net income	$20,655	$74,364
Income attributable to non-controlling interests, net	(18)	(37)
Net income attributable to SITE Centers	$20,637	$74,327
Preferred dividends	(5,578)	(5,578)
Net income attributable to common shareholders	$15,059	$68,749

Per share data:
Basic	$0.07	$0.32
Diluted	$0.07	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net income	$5,353	$60,409	$20,655	$74,364
Other comprehensive income:
Change in fair value of interest-rate contracts	4,287	—	1,087	—
Total other comprehensive income	4,287	—	1,087	—
Comprehensive income	$9,640	$60,409	$21,742	$74,364
Comprehensive income attributable to non-controlling interests	—	(19)	(18)	(37)
Total comprehensive income attributable to SITE Centers	$9,640	$60,390	$21,724	$74,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2022	$175,000	$21,437	$5,974,216	$(4,046,370)	$5,025	$9,038	$(51,518)	$5,794	$2,092,622
Issuance of common shares related to stock plans	—	—	6	—	—	—	—	—	6
Repurchase of common shares	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	(8,133)	—	30	—	5,094	—	(3,009)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,292)	—	—	—	—	(27,292)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	15,284	—	(3,200)	—	18	12,102
Balance, March 31, 2023	175,000	21,437	5,966,089	(4,061,167)	5,055	5,838	(73,035)	5,794	2,045,011
Issuance of common shares related to stock plans	—	—	7	—	—	—	—	—	7
Stock-based compensation, net	—	—	1,763	—	(114)	—	209	—	1,858
Repurchase of OP units	—	—	4,059	—	—	—	—	(5,794)	(1,735)
Dividends declared-common shares	—	—	—	(27,294)	—	—	—	—	(27,294)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	5,353	—	4,287	—	—	9,640
Balance, June 30, 2023	$175,000	$21,437	$5,971,918	$(4,085,897)	$4,941	$10,125	$(72,826)	$—	$2,024,698

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2021	$175,000	$21,129	$5,934,166	$(4,092,783)	$4,695	$(5,349)	$5,794	$2,042,652
Issuance of common shares related to stock plans	—	65	4	—	—	—	—	69
Issuance of common shares for cash offering	—	223	33,558	—	—		—	33,781
Stock-based compensation, net	—	—	996	—	(24)	(4,599)	—	(3,627)
Distributions to non-controlling interests	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,905)	—	—	—	(27,905)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	13,937	—	—	18	13,955
Balance, March 31, 2022	175,000	21,417	5,968,724	(4,109,540)	4,671	(9,948)	5,794	2,056,118
Issuance of common shares related to stock plans	—	—	2	—	—	—	—	2
Issuance of common shares for cash offering	—	20	3,056	—	—	—	—	3,076
Stock-based compensation, net	—	—	1,653	—	32	101	—	1,786
Distributions to non-controlling interests	—	—	—	—	—	—	(19)	(19)
Dividends declared-common shares	—	—	—	(27,905)	—	—	—	(27,905)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	60,390	—	—	19	60,409
Balance, June 30, 2022	$175,000	$21,437	$5,973,435	$(4,079,844)	$4,703	$(9,847)	$5,794	$2,090,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2023	2022
Cash flow from operating activities:
Net income	$20,655	$74,364
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	112,714	101,385
Stock-based compensation	3,635	3,628
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	2,206	2,782
Equity in net income of joint ventures	(5,977)	(1,550)
Operating cash distributions from joint ventures	258	1,111
Gain on sale and change in control of interests	(3,749)	(45,326)
Gain on disposition of real estate, net	(183)	(4,455)
Impairment charges	—	2,536
Assumption of building due to ground lease termination	—	(1,800)
Net change in accounts receivable	3,250	5,110
Net change in accounts payable and accrued expenses	(1,623)	(1,659)
Net change in other operating assets and liabilities	(4,389)	(4,019)
Total adjustments	106,142	57,743
Net cash flow provided by operating activities	126,797	132,107
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(74,783)	(297,966)
Real estate developed and improvements to operating real estate	(51,278)	(57,092)
Proceeds from disposition of joint venture interests	3,405	39,247
Proceeds from disposition of real estate	—	21,555
Equity contributions to joint ventures	(86)	(117)
Repayment of joint venture advance, net	318	—
Distributions from unconsolidated joint ventures	9,468	5,422
Net cash flow used for investing activities	(112,956)	(288,951)
Cash flow from financing activities:
Proceeds from revolving credit facility, net	175,000	125,000
Proceeds from unsecured term loan	—	100,000
Payment of debt issuance costs	—	(7,582)
Repayment of senior notes	(87,209)	—
Repayment of mortgage debt	(625)	(35,134)
Proceeds from issuance of common shares, net of offering expenses	—	36,857
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(4,844)	(5,469)
Repurchase of common shares	(26,611)	—
Repurchase of operating partnership units	(1,735)	—
Distributions to redeemable operating partnership units	(37)	(35)
Dividends paid	(60,401)	(58,865)
Net cash flow (used for) provided by financing activities	(6,462)	154,772

Net increase (decrease) in cash, cash equivalents and restricted cash	7,379	(2,072)
Cash, cash equivalents and restricted cash, beginning of period	21,214	43,252
Cash, cash equivalents and restricted cash, end of period	$28,593	$41,180

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2023 and 2022, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2023	2022
Consolidation of the net assets of previously unconsolidated joint ventures	$—	$42.8
Net assets acquired from an unconsolidated joint venture	—	8.5
Dividends declared, but not paid	30.1	30.7
Accounts payable related to construction in progress	12.4	13.6
Repurchase of OP units	4.1	—
Assumption of building due to ground lease termination	—	1.8

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers, which is primarily from the Company’s unconsolidated joint ventures (Note 2).

2.
Investments in and Advances to Joint Ventures

At June 30, 2023 and December 31, 2022, the Company had ownership interests in various unconsolidated joint ventures that had investments in 13 and 18 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30, 2023	December 31, 2022
Condensed Combined Balance Sheets
Land	$180,588	$212,326
Buildings	556,088	643,334
Fixtures and tenant improvements	54,418	70,636
	791,094	926,296
Less: Accumulated depreciation	(175,989)	(220,642)
	615,105	705,654
Construction in progress and land	127	1,965
Real estate, net	615,232	707,619
Cash and restricted cash	44,873	44,809
Receivables, net	9,450	11,671
Other assets, net	31,501	36,272
	$701,056	$800,371

Mortgage debt	$466,500	$535,093
Notes and accrued interest payable to the Company	2,786	2,972
Other liabilities	39,099	41,588
	508,385	579,653
Accumulated equity	192,671	220,718
	$701,056	$800,371

Company's share of accumulated equity	$37,057	$42,644
Basis differentials	829	(707)
Deferred development fees, net of portion related to the Company's interest	(116)	(301)
Amounts payable to the Company	2,786	2,972
Investments in and Advances to Joint Ventures, net	$40,556	$44,608

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Condensed Combined Statements of Operations
Revenues from operations	$24,070	$38,162	$48,760	$79,811
Expenses from operations:
Operating expenses	6,118	10,493	12,682	22,016
Impairment charges	—	3,340	—	8,540
Depreciation and amortization	8,281	13,328	17,343	27,673
Interest expense	6,307	9,030	13,348	18,319
Other expense, net	2,378	2,422	4,938	4,994
	23,084	38,613	48,311	81,542
Income (loss) before gain on disposition of real estate	986	(451)	449	(1,731)
Gain on disposition of real estate, net	14,874	1,790	20,178	1,692
Net income (loss) attributable to unconsolidated joint ventures	$15,860	$1,339	$20,627	$(39)
Company's share of equity in net income of joint ventures	$3,237	$592	$4,187	$622
Basis differential adjustments(A)	1,381	789	1,790	928
Equity in net income of joint ventures	$4,618	$1,381	$5,977	$1,550
(A)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Revenue from contracts:
Asset and property management fees	$1.5	$2.2	$3.0	$4.5
Leasing commissions and development fees	0.1	0.6	0.2	1.0
	1.6	2.8	3.2	5.5
Other	0.1	0.2	0.3	0.6
	$1.7	$3.0	$3.5	$6.1

Disposition of Shopping Centers

During the six months ended June 30, 2023, the DDRM Joint Venture sold five shopping centers for an aggregate sales price of $112.2 million ($22.4 million at the Company’s share). The proceeds were used to repay mortgage indebtedness of the joint venture, general corporate purposes of the joint venture and distributions to the partners.

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

In 2022, the Company acquired its partner’s 80% interest in one asset owned by the DDRM Properties Joint Venture (Casselberry Commons, Casselberry, Florida) and stepped up the previous 20% interest due to change in control, sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah and sold its 50% interest in Lennox Town Center to its partner. These transactions aggregated a Gain on Sale and Change in Control of Interests of $45.3 million.

3.
Acquisitions

During the six months ended June 30, 2023, the Company acquired the following shopping centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Parker Keystone	Denver, Colorado	January 2023	$11.0
Foxtail Center	Baltimore, Maryland	January 2023	15.1
Barrett Corners	Atlanta, Georgia	April 2023	15.6
Alpha Soda Center	Atlanta, Georgia	May 2023	9.4
Briarcroft Center	Houston, Texas	May 2023	23.5

The fair value of the acquisitions above was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$27,351	N/A
Buildings	40,815	(A)
Tenant improvements	1,774	(A)
In-place leases (including lease origination costs and fair market value of leases)	7,073	6.9
	77,013
Less: Below-market leases	(1,882)	14.0
Less: Other liabilities assumed	(348)	N/A
Net assets acquired	$74,783

(A)
Depreciated in accordance with the Company’s policy.

The total consideration for these assets was paid in cash. Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2023, was $1.3 million and $1.8 million, respectively, in total revenues from the date of acquisition through June 30, 2023, for the properties acquired in 2023.

4.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Intangible assets:
In-place leases, net	$57,892	$61,918
Above-market leases, net	5,263	6,206
Lease origination costs, net	8,116	8,093
Tenant relationships, net	10,082	11,531
Total intangible assets, net(A)	81,353	87,748
Operating lease ROU assets	17,629	18,197
Other assets:
Prepaid expenses	10,229	6,721
Swap receivable	9,582	8,138
Other assets	1,552	3,491
Deposits	2,627	3,188
Deferred charges, net	6,425	7,526
Total other assets, net	$129,397	$135,009

Below-market leases, net (other liabilities)	$57,844	$59,825
(A)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $5.9 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively and $12.1 million and $13.6 million for the six months ended June 30, 2023 and 2022, respectively.
5.
Revolving Credit Facility

As of June 30, 2023, the Company’s Revolving Credit Facility (as defined below) had outstanding borrowings of $175.0 million with a weighted-average interest rate of 6.0%. In March 2023, the Company entered into a 5.0% interest rate cap with respect to the variable rate (the Secured Overnight Financing Rate or "SOFR") component applicable to borrowings up to $100 million under the Revolving Credit Facility, of which $75.0 million was designated as an effective hedge. The interest rate cap expires in April 2024.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10 basis-point spread adjustment plus an applicable margin (0.85% at June 30, 2023) or (ii) the alternative base rate plus an applicable margin (0% at June 30, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Investor Services, Inc. (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants at June 30, 2023.

6.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At June 30, 2023, the Company used a pay-fixed interest rate swap to manage some of its exposure to changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains an interest rate swap agreement (included in Other Assets) measured at fair value on a recurring basis as of June 30, 2023. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
June 30, 2023
Derivative Financial Instruments	$—	$9.3	$—	$9.3
December 31, 2022
Derivative Financial Instruments	$—	$8.1	$—	$8.1

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,367,775	$1,279,487	$1,453,923	$1,378,485
Revolving Credit Facility and term loan	373,689	375,000	198,521	200,000
Mortgage Indebtedness	53,829	52,228	54,577	51,936
	$1,795,293	$1,706,715	$1,707,021	$1,630,421

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

As of June 30, 2023, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converts the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $4.9 million.

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

7.
Equity

Common Share Dividends

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Common share dividends declared per share	$0.13	$0.13	$0.26	$0.26

Common Shares Repurchased

In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share. In late December 2022, the Company repurchased 0.5 million common shares at an aggregate cost of $6.6 million under this new program which settled in January 2023.

Non-Controlling Interests

In May 2023, the Company repurchased 140,633 Operating Partnership units (“OP Units”) outstanding for cash at an aggregate cost of $1.7 million. The gain on the transaction was reflected in Additional Paid-in-Capital.

8.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

Balance, December 31, 2022	$9,038
Change in cash flow hedges	3,126
Amounts reclassified from accumulated other comprehensive income to interest expense	(2,039)
Balance, June 30, 2023 (A)	$10,125

(A) Includes derivative financial instruments entered into by the Company on its term loan (Note 6) and by an unconsolidated joint venture.

9.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Numerators – Basic and Diluted
Net income	$5,353	$60,409	$20,655	$74,364
Income attributable to non-controlling interests	—	(19)	(18)	(37)
Preferred dividends	(2,789)	(2,789)	(5,578)	(5,578)
Earnings attributable to unvested shares and OP units	(88)	(125)	(195)	(251)
Net income attributable to common shareholders after allocation to participating securities	$2,476	$57,476	$14,864	$68,498
Denominators – Number of Shares
Basic—Average shares outstanding	209,266	213,864	209,616	212,989
Assumed conversion of dilutive securities:
PRSUs	181	906	445	1,104
OP units	—	141	—	141
Diluted—Average shares outstanding	209,447	214,911	210,061	214,234
Earnings Per Share:
Basic	$0.01	$0.27	$0.07	$0.32
Diluted	$0.01	$0.27	$0.07	$0.32

For the three and six months ended June 30, 2023, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2021 were considered in the computation of diluted EPS. The PRSUs issued in March 2022 were considered in the computation of diluted EPS for the three months ended June 30, 2023 and not considered in the computation of diluted EPS for the six months ended June 30, 2023, because they were antidilutive. The PRSUs issued in March 2023 were not considered in the computation of diluted EPS because they were antidilutive for the three months ended June 30, 2023 and were considered in the computation of diluted EPS for the six months ended June 30, 2023. For the three and six months ended June 30, 2022, PRSUs issued to certain executives in March 2022, 2021 and 2020 were considered in the computation of diluted EPS. In March 2023, the Company issued 559,559 common shares in settlement of PRSUs granted in 2020.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of June 30, 2023, the Company’s portfolio consisted of 121 shopping centers (including 13 shopping centers owned through unconsolidated joint ventures). At June 30, 2023, the Company owned approximately 26.2 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$2,564	$57,601	$15,059	$68,749
FFO attributable to common shareholders	$57,519	$65,866	$119,418	$127,092
Operating FFO attributable to common shareholders	$61,295	$66,454	$124,023	$128,011
Earnings per share – Diluted	$0.01	$0.27	$0.07	$0.32

For the six months ended June 30, 2023, the decrease in net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of the gain on sale of joint venture and wholly-owned assets recognized in the second quarter of 2022. Additionally, second quarter 2023 results were impacted by lower joint venture management fees and income, higher interest expense, higher depreciation expense and an employee separation charge, included within general and administrative expenses relating to the restructuring plan initiated in May 2023, partially offset by base rent growth and the net impact of property acquisitions.

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

Transactional and investment highlights for the Company through July 21, 2023 include the following:

•
Acquired five shopping centers for an aggregate purchase price of $74.6 million, including Parker Keystone (Denver, Colorado) for $11.0 million, Alpha Soda Center (Atlanta, Georgia) for $9.4 million and Barrett Corners (Atlanta, Georgia) for $15.6 million, Foxtail Center (Baltimore, Maryland) for $15.1 million and Briarcroft Center (Houston, Texas) for $23.5 million.
•
Sold five unconsolidated shopping centers for an aggregate sales price of $112.2 million ($22.4 million at the Company’s share).
•
Repurchased 1.5 million of its common shares in open market transactions in the first quarter of 2023 at an aggregate cost of $20.0 million, or $13.43 per share with the remaining proceeds from the sale of wholly‑owned properties in the fourth quarter of 2022 and proceeds from the sale of joint venture properties.

•
Repurchased 140,633 OP units in a privately negotiated transaction at an aggregate cost of $1.7 million, or $12.34 per unit.
•
Recorded a charge of $3.1 million primarily related to employee separation costs as part of a restructuring plan to align the Company’s cost structure and technology platform with current and future expected operations.

Company Operational Highlights

Operational highlights through June 30, 2023, include the following:

•
Leased approximately 1.8 million square feet of GLA, including 65 new leases and 166 renewals for a total of 231 leases. As of June 30, 2023, leases expiring during the remainder of 2023 aggregated approximately 0.3 million square feet of GLA (representing approximately 23% of total annualized base rent expiring in 2023 as of December 31, 2022), as compared to 1.2 million square feet of GLA as of December 31, 2022;
•
For the comparable leases executed in the six months ended June 30, 2023, the Company generated cash lease spreads on a pro rata basis of 16.4% for new leases and 7.7% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot increased to $19.89 at June 30, 2023 as compared to $19.65 at March 31, 2023 and $18.86 at June 30, 2022, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 92.3% at June 30, 2023 as compared to 92.8% at March 31, 2023 and 90.9% at June 30, 2022, all on a pro rata basis. The recent decline was primarily related to the rejection of four wholly owned Bed, Bath & Beyond leases and
•
For new leases executed in the six months ended June 30, 2023, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $5.90 per rentable square foot, on a pro rata basis, over the lease term, as compared to $7.42 per rentable square foot in 2022. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2022, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2023	2022	$ Change
Rental income(A)	$135,954	$136,203	$(249)
Fee and other income	2,204	4,479	(2,275)
Total revenues	$138,158	$140,682	$(2,524)

	Six Months
	Ended June 30,
	2023	2022	$ Change
Rental income(A)	$271,826	$266,087	$5,739
Fee and other income(B)	5,024	8,915	(3,891)
Total revenues	$276,850	$275,002	$1,848

(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended June 30,
Contractual Lease Payments	2023	2022	$ Change
Base and percentage rental income	$100,297	$97,933	$2,364
Recoveries from tenants	34,501	33,763	738
Uncollectible revenue	(548)	1,162	(1,710)
Lease termination fees, ancillary and other rental income	1,704	3,345	(1,641)
Total contractual lease payments	$135,954	$136,203	$(249)

	Six Months
	Ended June 30,
Contractual Lease Payments	2023	2022	$ Change
Base and percentage rental income(1)	$198,751	$192,157	$6,594
Recoveries from tenants(2)	69,817	66,597	3,220
Uncollectible revenue(3)	(315)	2,270	(2,585)
Lease termination fees, ancillary and other rental income	3,573	5,063	(1,490)
Total contractual lease payments	$271,826	$266,087	$5,739
(1)
The changes in base and percentage rental income for the six months ended June 30, 2023, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$7.8
Comparable Portfolio Properties	5.8
Disposition of shopping centers	(7.1)
Straight-line rents	0.1
Total	$6.6

At June 30, 2023 and 2022, the Company owned 108 and 99 wholly-owned properties, respectively, with an aggregate occupancy rate of 92.4% and 91.0%, respectively, and average annualized base rent per occupied square foot of $19.97 and $19.06, respectively.

(2)
Recoveries from tenants were approximately 81.2% and 78.3% of operating expenses and real estate taxes for the six months ended June 30, 2023 and 2022, respectively.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.
(B)
Fee and Other Income was primarily earned from the Company’s unconsolidated joint ventures. The decrease primarily relates to lower fee revenue from joint ventures as a result of asset sales. Decreases in the number of assets under management will impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise. See “— Sources and Uses of Capital” included elsewhere herein.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2023	2022	$ Change
Operating and maintenance	$22,476	$22,278	$198
Real estate taxes	20,279	20,624	(345)
Impairment charges	—	2,536	(2,536)
General and administrative	14,031	11,353	2,678
Depreciation and amortization	58,698	51,021	7,677
	$115,484	$107,812	$7,672

	Six Months
	Ended June 30,
	2023	2022	$ Change
Operating and maintenance(A)	$45,642	$44,214	$1,428
Real estate taxes(A)	40,332	40,807	(475)
Impairment charges	—	2,536	(2,536)
General and administrative(B)	24,676	23,604	1,072
Depreciation and amortization(A)	112,714	101,385	11,329
	$223,364	$212,546	$10,818
(A)
The changes for the six months ended June 30, 2023, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$1.8	$1.6	$5.3
Comparable Portfolio Properties	1.2	—	10.5
Disposition of shopping centers	(1.6)	(2.1)	(4.5)
	$1.4	$(0.5)	$11.3

The increase in depreciation for the Comparable Portfolio Properties was primarily the result of the change in useful life of several assets.

(B)
General and administrative expenses for the six months ended June 30, 2023 and 2022, were approximately 7.6% and 6.6% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures for the comparable periods. In May 2023, the Company initiated a restructuring plan that included a voluntary retirement offer (“VRO”) and recorded a charge to general and administrative costs of $2.9 million in the second quarter. The Company expects to record approximately $1.7 million in the second half of 2023 that includes the VRO and other costs to align the Company’s cost structure and technology platform with current and future expected operations. For the six months ended June 30, 2023, general and administrative expenses of $24.7 million, less the separation charges of $2.9 million, were approximately 6.7% of total revenues described above due to changes in the Company’s workforce. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2023	2022	$ Change
Interest expense	$(20,921)	$(18,909)	$(2,012)
Other income (expense), net	(634)	(1,147)	513
	$(21,555)	$(20,056)	$(1,499)

	Six Months
	Ended June 30,
	2023	2022	$ Change
Interest expense(A)	$(40,844)	$(37,167)	$(3,677)
Other income (expense), net	(1,321)	(1,651)	330
	$(42,165)	$(38,818)	$(3,347)

(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Six Months
	Ended June 30,
	2023	2022
Weighted-average debt outstanding (in billions)	$1.8	$1.8
Weighted-average interest rate	4.4%	3.9%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity, prudent leverage levels and average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.3% and 3.8% at June 30, 2023 and 2022, respectively. At June 30, 2023, the weighted-average maturity (without extensions) was 2.8 years. Interest costs capitalized in conjunction with redevelopment projects were $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2023	2022	$ Change
Equity in net income of joint ventures	$4,618	$1,381	$3,237
Gain on sale and change in control of interests	—	41,970	(41,970)
(Loss) gain on disposition of real estate, net	(22)	4,597	(4,619)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(362)	(353)	(9)
Income attributable to non-controlling interests, net	—	(19)	19

	Six Months
	Ended June 30,
	2023	2022	$ Change
Equity in net income of joint ventures(A)	$5,977	$1,550	$4,427
Gain on sale and change in control of interests(B)	3,749	45,326	(41,577)
Gain on disposition of real estate, net	183	4,455	(4,272)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(575)	(605)	30
Income attributable to non-controlling interests, net	(18)	(37)	19
(A)
The 2023 results include gains recorded on the sale of assets offset by the reduction of income as a result of asset sales closed in 2023 and 2022. At June 30, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 33 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods and the amount of sale proceeds allocated to the Company may vary based on joint venture return calculations and promoted structures. See Note 2, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2023, the Company recorded a gain related to additional proceeds received related to an unconsolidated joint venture that sold a parcel of undeveloped land in Richmond Hill, Ontario, which was considered contingent at the time of the sale. In 2022, the Company recorded a gain from the acquisition of its joint venture partner’s 80% equity interest in one asset owned by the DDRM Joint Venture, a gain from the sale of its 20% interest in the SAU Joint Venture to its partner and a gain from the sale of its 50% interest in Lennox Town Center to its partner.

Net Income (in thousands)

	Three Months
	Ended June 30,
	2023	2022	$ Change
Net income attributable to SITE Centers	$5,353	$60,390	$(55,037)

	Six Months
	Ended June 30,
	2023	2022	$ Change
Net income attributable to SITE Centers	$20,637	$74,327	$(53,690)

The decrease in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to the gain on sale of joint venture and wholly-owned assets recognized in the second quarter of 2022. Additionally, second quarter 2023 results were also impacted by lower joint venture management fees, higher interest expense, higher depreciation expense and an employee separation charge included within general and administrative expenses, offset by base rent growth and the net impact of property acquisitions.

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

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include write-off of preferred share original issuance costs, gains/losses on the early extinguishment of debt, certain transaction fee income, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended June 30,
	2023	2022	$ Change
FFO attributable to common shareholders	$57,519	$65,866	$(8,347)
Operating FFO attributable to common shareholders	61,295	66,454	(5,159)

	Six Months
	Ended June 30,
	2023	2022	$ Change
FFO attributable to common shareholders	$119,418	$127,092	$(7,674)
Operating FFO attributable to common shareholders	124,023	128,011	(3,988)

The decrease in FFO for the six months ended June 30, 2023, as compared to the prior-year period, was primarily attributable to lower management fees and income from joint ventures and higher interest and general and administrative expenses, partially offset by base rent growth and the net impact of property acquisitions. The change in Operating FFO primarily was due to the same drivers impacting FFO but excludes the impact of an employee separation charge included within general and administrative expenses, relating to the restructuring plan initiated in May 2023.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$2,564	$57,601	$15,059	$68,749
Depreciation and amortization of real estate investments	57,350	49,775	110,067	98,903
Equity in net income of joint ventures	(4,618)	(1,381)	(5,977)	(1,550)
Joint ventures' FFO(A)	2,201	3,883	4,183	8,198
Non-controlling interests (OP Units)	—	19	18	37
Impairment of real estate	—	2,536	—	2,536
Gain on sale and change in control of interests	—	(41,970)	(3,749)	(45,326)
Loss (gain) on disposition of real estate, net	22	(4,597)	(183)	(4,455)
FFO attributable to common shareholders	57,519	65,866	119,418	127,092
Separation and other charges	3,099	—	3,099	—
Transaction, debt extinguishment and other (at SITE's share)	677	973	1,506	1,304
RVI disposition fees	—	(385)	—	(385)
Non-operating items, net	3,776	588	4,605	919
Operating FFO attributable to common shareholders	$61,295	$66,454	$124,023	$128,011
(A)
At June 30, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 33 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to unconsolidated joint ventures	$15,860	$1,339	$20,627	$(39)
Depreciation and amortization of real estate investments	8,281	13,328	17,343	27,673
Impairment of real estate	—	3,340	—	8,540
Gain on disposition of real estate, net	(14,874)	(1,790)	(20,178)	(1,692)
FFO	$9,267	$16,217	$17,792	$34,482
FFO at SITE Centers' ownership interests	$2,201	$3,883	$4,183	$8,198
Operating FFO at SITE Centers' ownership interests	$2,334	$3,885	$4,482	$8,200

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022	2023	2022
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$20,637	$74,327	$20,637	$74,327
Fee income	(3,634)	(6,818)	(3,634)	(6,818)
Interest expense	40,844	37,167	40,844	37,167
Depreciation and amortization	112,714	101,385	112,714	101,385
General and administrative	24,676	23,604	24,676	23,604
Other expense (income), net	1,321	1,651	1,321	1,651
Impairment charges	—	2,536	—	2,536
Equity in net income of joint ventures	(5,977)	(1,550)	(5,977)	(1,550)
Tax expense	575	605	575	605
Gain on sale and change in control of interests	(3,749)	(45,326)	(3,749)	(45,326)
Gain on disposition of real estate, net	(183)	(4,455)	(183)	(4,455)
Income from non-controlling interests	18	37	18	37
Consolidated NOI	$187,242	$183,163	$187,242	$183,163

Net income (loss) from unconsolidated joint ventures	$20,627	$(39)	$4,237	$615
Interest expense	13,348	18,319	3,028	4,151
Depreciation and amortization	17,343	27,673	4,029	6,148
Impairment charges	—	8,540	—	1,708
Other expense (income), net	4,938	4,994	1,112	1,182
Gain on disposition of real estate, net	(20,178)	(1,692)	(4,037)	(291)
Unconsolidated NOI	$36,078	$57,795	$8,369	$13,513

Total Consolidated + Unconsolidated NOI			$195,611	$196,676
Less: Non-Same Store NOI adjustments			(9,566)	(15,922)
Total SSNOI including redevelopment			$186,045	$180,754

SSNOI % Change including redevelopment			2.9%

The SSNOI increase for the six months ended June 30, 2023, as compared to the prior-year period, primarily related to increases in rents and recoveries attributable to sequential increases in occupancy for same-store assets.

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

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.8 billion at June 30, 2023, compared to $1.7 billion at December 31, 2022.

At June 30, 2023, the Company had an unrestricted cash balance of $28.0 million and availability under its Revolving Credit Facility of $775.0 million (subject to satisfaction of applicable borrowing conditions). The Company has no remaining consolidated debt maturing in 2023. In 2024, the Company has $65.6 million aggregate principal amount of senior notes and $27.6 million of consolidated mortgage debt maturing. The Company’s unconsolidated joint ventures have $112.2 million in mortgage debt at the Company’s share maturing in 2024. As of June 30, 2023, the Company anticipates that it has approximately $19 million to be incurred on its pipeline of identified redevelopment projects. The Company declared common share dividends of $0.26 per share in the aggregate in the six months ended June 30, 2023. The Company believes it has sufficient liquidity to operate its business at this time. In March 2023, the Company entered into a 5.0% interest rate cap with respect to the variable rate (the Secured Overnight Financing Rate or "SOFR") component applicable to borrowings up to $100 million under the Company's Revolving Credit Facility, which interest rate cap will remain in effect through the beginning of April 2024. At June 30, 2023, the Company had $175.0 million drawn on the Revolving Credit Facility. In May 2023, the Company repaid $87.2 million of senior notes due 2023 with amounts drawn under its Revolving Credit Facility.

Revolving Credit Facility

The Company maintains an unsecured Revolving Credit Facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments and subject to other conditions precedent. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company's option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.85% at June 30, 2023) or (ii) the alternative base rate plus an applicable margin (0% at June 30, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P Global Ratings (“S&P”) and Fitch (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest-rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

The Revolving Credit Facility, the Company’s $200.0 million term loan facility and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Revolving Credit Facility, the term loan and the indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of June 30, 2023, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Consolidated Indebtedness – as of June 30, 2023

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

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives. The Company has sought to manage its debt maturities, increase liquidity, maintain prudent leverage levels and improve the Company’s credit profile with a focus of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of June 30, 2023

The outstanding indebtedness of the Company’s unconsolidated joint ventures at June 30, 2023, which matures in the subsequent 13-month period (i.e., through July 31, 2024), is as follows (in millions):

	Outstanding at June 30, 2023	At SITE Centers' Share
Dividend Trust Portfolio(A)	$364.3	$72.9
DDRM Joint Venture(B)	40.9	8.2
Total debt maturities through July 31, 2024	$405.2	$81.1
(A)
Expected to be refinanced.
(B)
The joint venture expects to repay indebtedness with proceeds from future asset sales.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any future deterioration in property-level revenues may cause one or more of these joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates may adversely impact the ability of the Company’s joint ventures to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2023	2022
Cash flow provided by operating activities	$126,797	$132,107
Cash flow used for investing activities	(112,956)	(288,951)
Cash flow (used for) provided by financing activities	(6,462)	154,772

Changes in cash flow for the six months ended June 30, 2023, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $5.3 million primarily due to change in cash flow from higher interest rates, higher general and administrative expenses attributable to a May 2023 restructuring plan and changes in working capital.

Investing Activities: Cash used for investing activities decreased $176.0 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $229.0 million and
•
Decrease in proceeds from disposition of real estate and disposition of joint venture interest of $57.4 million.

Financing Activities: Cash provided by financing activities decreased $161.2 million primarily due to the following:

•
Decrease in borrowings from the Revolving Credit Facility and term loan, net of mortgage debt and senior notes repayments of $95.1 million;
•
Changes in proceeds from issuance of common shares in 2022 of $36.9 million and cash used for repurchases of common shares in 2023 of $26.6 million and
•
Repurchase of operating partnership interest of $1.7 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $60.2 million and $61.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2023 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.13 per common share for the first and second quarters of 2023. The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements.

SITE Centers’ Equity

In December 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share. Through June 30, 2023, the Company had repurchased under this program 2.0 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

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

Acquisitions

Through June 30, 2023, the Company acquired Parker Keystone (Denver, Colorado) for $11.0 million, Alpha Soda Center (Atlanta, Georgia) for $9.4 million, Barrett Corners (Atlanta, Georgia) for $15.6 million, Foxtail Center (Baltimore, Maryland) for $15.1 million and Briarcroft Center (Houston, Texas) for $23.5 million.

Dispositions

In the six months ended June 30, 2023, unconsolidated shopping centers sold by the DDRM Joint Venture generated proceeds totaling $112.2 million of which the Company’s share was $22.4 million. The proceeds from the DDRM Joint Venture sales were primarily used to repay mortgage indebtedness of the joint venture, for distribution to the partners and for general corporate purposes of the joint venture.

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

The Company repurchased 140,633 OP units in a privately negotiated transaction at an aggregate cost of $1.7 million, or $12.34 per unit. Following the repurchase, the Company has no outstanding OP units.

Redevelopment Pipeline

One component of the Company’s long-term strategic plan will be the evaluation of additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes to expand, improve and re-tenant various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At June 30, 2023, the Company had approximately $60 million in construction in progress in various active consolidated redevelopments and other projects and anticipates that it has approximately $19 million yet to be incurred on its pipeline of identified redevelopment projects. At June 30, 2023, the Company’s shopping center expansions, outparcel developments, construction of first-generation space and repurposing projects, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Cost	Cost Incurred at June 30, 2023
West Bay Plaza - Phase II (Cleveland, Ohio)	4Q23	$7,941	$6,988
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,721	2,366
Shoppers World (Boston, Massachusetts)	3Q23	5,700	5,200
Nassau Park Pavilion (Trenton, New Jersey)	1Q24	7,635	5,470
University Hills (Denver, Colorado)	3Q24	6,718	5,047
Shoppers World (Boston, Massachusetts)	2Q24	2,414	513
Tanasbourne Town Center (Portland, Oregon)	4Q25	13,769	2,622
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,417
Total		$46,898	$29,623

CAPITALIZATION

At June 30, 2023, the Company’s capitalization consisted of $1.8 billion of debt, $175.0 million of preferred shares and $2.8 billion of market equity (calculated as the common shares outstanding multiplied by $13.22, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2023). At June 30, 2023, after giving effect to the swap of the variable-rate component of the term loan's interest rate to a fixed rate, the Company’s total debt consisted of $1.6 billion of fixed-rate debt and $175.0 million of variable rate debt.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of June 30, 2023, the Company has no remaining debt maturing in 2023. In 2024, the Company has $65.6 million aggregate principal amount of senior notes, $27.6 million of consolidated mortgage debt and $112.2 million of unconsolidated joint venture mortgage debt at the Company’s share maturing. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $20.6 million for its consolidated properties at June 30, 2023, which includes the assets in the redevelopment pipeline. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2023, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.0 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite current economic uncertainty, the Company continues to experience retailer demand for quality real estate locations within well-positioned shopping centers. The Company executed new leases and renewals aggregating approximately 1.6 million square feet of space on a pro rata basis for the six months ended June 30, 2023. The Company believes these strong leasing results and tenant demand are attributable to the concentration of the Company’s portfolio in suburban, high household income communities, pandemic-induced work-from-home trends, limited new construction and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

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

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. At June 30, 2023 and December 31, 2022, the shopping center portfolio occupancy, on a pro rata basis, was 92.3% and 92.4%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $19.89 and $19.52, respectively. The Company’s portfolio has been impacted by tenant bankruptcies, including bankruptcy stemming from the COVID-19 pandemic, and the Company expects to expend capital in coming periods in connection with leases executed to backfill these and other closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent leasing activity will cause aggregate leasing capital expenditure levels to be elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the six months ended June 30, 2023 and 2022, on a pro rata basis, was $5.90 and $7.15 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Although disruptions to the Company’s business stemming from the COVID-19 pandemic have subsided, inflation, higher interest rates, reduced consumer spending, labor shortages and the volatility of global capital markets pose risks to the U.S. economy and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors following the COVID-19 pandemic, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to express interest in launching new concepts and expanding their store fleets within the suburban, high household income communities in which the Company’s properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

Inflation, rising interest rates, the availability of commercial real estate financing have also impacted, in certain cases, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company has relatively small amounts of consolidated indebtedness maturing in 2024 (none remaining in 2023), debt capital markets liquidity could adversely impact the Company’s ability to refinance future maturities and the interest rates applicable thereto. To the extent that the interest rate environment does not moderate prior to the time of these refinancings, the Company’s interest expense levels would be adversely affected.

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

•
The Company could be subject to potential liabilities, increased costs, reputation harm and other adverse effects on the Company’s business due to stakeholders’, including regulators’, views regarding the Company's environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2023, the Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the swap of the variable rate (SOFR) component of interest rate applicable to the Company’s $200.0 million term loan to a fixed rate of 2.75%, is summarized as follows:

	June 30, 2023				December 31, 2022
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,620.3	2.7	4.2%	90.3%	$1,707.0	3.1	4.1%	100.0%
Variable-Rate Debt	$175.0	2.9	6.0%	9.7%	$—	—	—	0.0%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	June 30, 2023				December 31, 2022
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$363.8	$72.8	0.8	4.8%	$363.5	$72.7	1.3	4.8%
Variable-Rate Debt	$102.7	$39.0	1.3	4.5%	$171.6	$53.0	1.1	5.4%

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

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At June 30, 2023, the variable (SOFR) component of the interest rate applicable to the Company’s $200.0 million consolidated term loan facility was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at June 30, 2023. An estimate of the effect of a 100 basis-point increase at June 30, 2023 and December 31, 2022, is summarized as follows (in millions):

	June 30, 2023					December 31, 2022
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,620.3	$1,522.4	(A)	$1,485.1	(B)	$1,707.0	$1,622.2	(A)	$1,577.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$72.8	$72.9		$72.9		$72.7	$70.5		$69.6

(A)
Includes the fair value of the swap, which was an asset of $9.4 million and $8.2 million at June 30, 2023 and December 31, 2022, respectively.
(B)
Includes the fair value of the swap, which was an asset of $15.9 million and $15.6 million at June 30, 2023 and December 31, 2022, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates at June 30, 2023, would result in an increase in interest expense of approximately $0.4 million relating to the Company’s variable rate debt outstanding for the six months ended June 30, 2023. This exposure to interest rate risk was mitigated by the implementation of a 5.0% interest rate cap with respect to the variable (SOFR) component applicable to borrowings up to $100 million under the Company's Revolving Credit Facility through the beginning of April 2024. The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s outstanding variable-rate debt. All of the variable-rate debt outstanding at the unconsolidated joint ventures is subject to hedging agreements.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2023, the Company had no other material exposure to market risk.

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

During the three months ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
April 1–30, 2023	1,040	$11.98	—	$—
May 1–31, 2023	2,650	11.77	—	—
June 1–30, 2023	524	11.92	—	—
Total	4,214	$11.84	—	$73.4

(1)
Includes common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. From December 20, 2022 through June 30, 2023, the Company had repurchased 2.0 million of its common shares in the aggregate at a cost of $26.6 million under the program.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022, (iv) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: July 27, 2023