Form 10-Q
period 2023-09-30
SITE Centers Corp.
filed 2023-11-01
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023 the registrant had 209,317,553 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2023

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Land	$1,082,330	$1,066,852
Buildings	3,717,850	3,733,805
Fixtures and tenant improvements	597,874	576,036
	5,398,054	5,376,693
Less: Accumulated depreciation	(1,730,179)	(1,652,899)
	3,667,875	3,723,794
Construction in progress and land	62,809	56,466
Total real estate assets, net	3,730,684	3,780,260
Investments in and advances to joint ventures, net	40,830	44,608
Cash and cash equivalents	26,560	20,254
Restricted cash	36,701	960
Accounts receivable	65,192	63,926
Other assets, net	125,155	135,009
	$4,025,122	$4,045,017
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,368,282	$1,453,923
Term loan, net	198,772	198,521
Revolving credit facility	135,000	—
	1,702,054	1,652,444
Mortgage indebtedness, net	38,100	54,577
Total indebtedness	1,740,154	1,707,021
Accounts payable and other liabilities	208,151	214,985
Dividends payable	30,100	30,389
Total liabilities	1,978,405	1,952,395
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,373,180 and 214,371,498 shares issued at September 30, 2023 and December 31, 2022, respectively	21,437	21,437
Additional paid-in capital	5,972,902	5,974,216
Accumulated distributions in excess of net income	(4,067,355)	(4,046,370)
Deferred compensation obligation	5,053	5,025
Accumulated other comprehensive income	12,055	9,038
Less: Common shares in treasury at cost: 5,341,958 and 3,787,279 shares at September 30, 2023 and December 31, 2022, respectively	(72,375)	(51,518)
Total SITE Centers shareholders' equity	2,046,717	2,086,828
Non-controlling interests	—	5,794
Total equity	2,046,717	2,092,622
	$4,025,122	$4,045,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2023	2022
Revenues from operations:
Rental income	$142,498	$135,123
Fee and other income	2,261	3,720
	144,759	138,843
Rental operation expenses:
Operating and maintenance	20,986	22,314
Real estate taxes	20,543	20,423
General and administrative	11,259	10,799
Depreciation and amortization	52,821	51,179
	105,609	104,715
Other income (expense):
Interest expense	(21,147)	(20,139)
Other income (expense), net	(690)	(501)
	(21,837)	(20,640)
Income before earnings from equity method investments and other items	17,313	13,488
Equity in net income of joint ventures	518	25,918
Gain on sale and change in control of interests	—	228
Gain on disposition of real estate, net	31,047	26,837
Income before tax expense	48,878	66,471
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(236)	(258)
Net income	$48,642	$66,213
Income attributable to non-controlling interests, net	—	(18)
Net income attributable to SITE Centers	$48,642	$66,195
Preferred dividends	(2,789)	(2,789)
Net income attributable to common shareholders	$45,853	$63,406

Per share data:
Basic	$0.22	$0.30
Diluted	$0.22	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2023	2022
Revenues from operations:
Rental income	$414,324	$401,210
Fee and other income	7,285	12,635
	421,609	413,845
Rental operation expenses:
Operating and maintenance	66,628	66,528
Real estate taxes	60,875	61,230
Impairment charges	—	2,536
General and administrative	35,935	34,403
Depreciation and amortization	165,535	152,564
	328,973	317,261
Other income (expense):
Interest expense	(61,991)	(57,306)
Other income (expense), net	(2,011)	(2,152)
	(64,002)	(59,458)
Income before earnings from equity method investments and other items	28,634	37,126
Equity in net income of joint ventures	6,495	27,468
Gain on sale and change in control of interests	3,749	45,554
Gain on disposition of real estate, net	31,230	31,292
Income before tax expense	70,108	141,440
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(811)	(863)
Net income	$69,297	$140,577
Income attributable to non-controlling interests, net	(18)	(55)
Net income attributable to SITE Centers	$69,279	$140,522
Preferred dividends	(8,367)	(8,367)
Net income attributable to common shareholders	$60,912	$132,155

Per share data:
Basic	$0.29	$0.62
Diluted	$0.29	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net income	$48,642	$66,213	$69,297	$140,577
Other comprehensive income:
Change in cash flow hedges, net of amount reclassed to earnings	1,930	9,782	3,017	9,782
Total other comprehensive income	1,930	9,782	3,017	9,782
Comprehensive income	$50,572	$75,995	$72,314	$150,359
Comprehensive income attributable to non-controlling interests	—	(18)	(18)	(55)
Total comprehensive income attributable to SITE Centers	$50,572	$75,977	$72,296	$150,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2022	$175,000	$21,437	$5,974,216	$(4,046,370)	$5,025	$9,038	$(51,518)	$5,794	$2,092,622
Issuance of common shares related to stock plans	—	—	13	—	—	—	—	—	13
Repurchase of common shares	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	(6,370)	—	(84)	—	5,303	—	(1,151)
Repurchase of OP units	—	—	4,059	—	—	—	—	(5,794)	(1,735)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(54,586)	—	—	—	—	(54,586)
Dividends declared-preferred shares	—	—	—	(5,578)	—	—	—	—	(5,578)
Comprehensive income	—	—	—	20,637	—	1,087	—	18	21,742
Balance, June 30, 2023	175,000	21,437	5,971,918	(4,085,897)	4,941	10,125	(72,826)	-	2,024,698
Issuance of common shares related to stock plans	—	—	7	—	—	—	—	—	7
Stock-based compensation, net	—	—	977	—	112	—	451	—	1,540
Dividends declared-common shares	—	—	—	(27,311)	—	—	—	—	(27,311)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	48,642	—	1,930	—	—	50,572
Balance, September 30, 2023	$175,000	$21,437	$5,972,902	$(4,067,355)	$5,053	$12,055	$(72,375)	$—	$2,046,717

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2021	$175,000	$21,129	$5,934,166	$(4,092,783)	$4,695	$—	$(5,349)	$5,794	$2,042,652
Issuance of common shares related to stock plans	—	65	6	—	—	—	—	—	71
Issuance of common shares for cash offering	—	243	36,614	—	—	—	—	—	36,857
Stock-based compensation, net	—	—	2,649	—	8	—	(4,498)	—	(1,841)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(37)	(37)
Dividends declared-common shares	—	—	—	(55,810)	—	—	—	—	(55,810)
Dividends declared-preferred shares	—	—	—	(5,578)	—	—	—	—	(5,578)
Comprehensive income	—	—	—	74,327	—	—	—	37	74,364
Balance, June 30, 2022	175,000	21,437	5,973,435	(4,079,844)	4,703	—	(9,847)	5,794	2,090,678
Issuance of common shares related to stock plans	—	—	6	—	—	—	—	—	6
Expenses for cash offering	—	—	(126)	—	—	—	—	—	(126)
Stock-based compensation, net	—	—	686	—	162	—	581	—	1,429
Repurchase of common shares	—	—	—	—	—	—	(20,000)	—	(20,000)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,740)	—	—	—	—	(27,740)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	66,195	—	9,782	—	18	75,995
Balance, September 30, 2022	$175,000	$21,437	$5,974,001	$(4,044,178)	$4,865	$9,782	$(29,266)	$5,794	$2,117,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2023	2022
Cash flow from operating activities:
Net income	$69,297	$140,577
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	165,535	152,564
Stock-based compensation	5,530	5,430
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	3,217	3,929
Equity in net income of joint ventures	(6,495)	(27,468)
Operating cash distributions from joint ventures	258	1,111
Gain on sale and change in control of interests	(3,749)	(45,554)
Gain on disposition of real estate, net	(31,230)	(31,292)
Impairment charges	—	2,536
Assumption of buildings due to ground lease terminations	—	(2,900)
Net change in accounts receivable	(1,180)	95
Net change in accounts payable and accrued expenses	7,323	8,025
Net change in other operating assets and liabilities	(16,457)	(1,567)
Total adjustments	122,752	64,909
Net cash flow provided by operating activities	192,049	205,486
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(102,095)	(329,570)
Real estate developed and improvements to operating real estate	(80,782)	(87,902)
Proceeds from sale of joint venture interests	3,405	39,250
Proceeds from disposition of real estate	112,292	55,866
Equity contributions to joint ventures	(118)	(143)
Repayment of joint venture advance, net	318	—
Distributions from unconsolidated joint ventures	9,468	39,656
Net cash flow used for investing activities	(57,512)	(282,843)
Cash flow from financing activities:
Proceeds from revolving credit facility, net	135,000	80,000
Proceeds from unsecured term loan	—	100,000
Payment of debt issuance costs	—	(7,598)
Repayment of senior notes	(87,209)	—
Repayment of mortgage debt	(16,224)	(35,577)
Proceeds from issuance of common shares, net of offering expenses	—	36,731
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(5,224)	(5,873)
Repurchase of common shares	(26,611)	(20,000)
Repurchase of operating partnership units	(1,735)	—
Distributions to redeemable operating partnership units	(37)	(53)
Dividends paid	(90,450)	(89,523)
Net cash flow (used for) provided by financing activities	(92,490)	58,107

Net increase (decrease) in cash, cash equivalents and restricted cash	42,047	(19,250)
Cash, cash equivalents and restricted cash, beginning of period	21,214	43,252
Cash, cash equivalents and restricted cash, end of period	$63,261	$24,002

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2023 and 2022, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2023	2022
Consolidation of the net assets of previously unconsolidated joint ventures	$—	$42.8
Net assets acquired from an unconsolidated joint venture	—	8.5
Dividends declared, but not paid	30.1	30.5
Accounts payable related to construction in progress	12.0	12.6
Repurchase of OP units	4.1	—
Assumption of buildings due to ground lease terminations	—	2.9

Fee and Other Income

Fee and Other Income on the consolidated statements of operations includes revenue from contracts with customers, which is primarily from the Company’s unconsolidated joint ventures (Note 2).

2.
Investments in and Advances to Joint Ventures

At September 30, 2023 and December 31, 2022, the Company had ownership interests in various unconsolidated joint ventures that had investments in 13 and 18 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30, 2023	December 31, 2022
Condensed Combined Balance Sheets
Land	$180,588	$212,326
Buildings	556,898	643,334
Fixtures and tenant improvements	55,500	70,636
	792,986	926,296
Less: Accumulated depreciation	(181,799)	(220,642)
	611,187	705,654
Construction in progress and land	1,012	1,965
Real estate, net	612,199	707,619
Cash and restricted cash	51,363	44,809
Receivables, net	9,054	11,671
Other assets, net	29,051	36,272
	$701,667	$800,371

Mortgage debt	$466,631	$535,093
Notes and accrued interest payable to the Company	2,759	2,972
Other liabilities	38,469	41,588
	507,859	579,653
Accumulated equity	193,808	220,718
	$701,667	$800,371

Company's share of accumulated equity	$37,442	$42,644
Basis differentials	762	(707)
Deferred development fees, net of portion related to the Company's interest	(133)	(301)
Amounts payable to the Company	2,759	2,972
Investments in and Advances to Joint Ventures, net	$40,830	$44,608

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Condensed Combined Statements of Operations
Revenues from operations	$21,682	$25,855	$70,442	$105,666
Expenses from operations:
Operating expenses	5,552	6,975	18,234	28,991
Impairment charges	—	9,010	—	17,550
Depreciation and amortization	7,806	9,450	25,149	37,123
Interest expense	5,668	8,241	19,016	26,560
Other expense, net	2,084	6,120	7,022	11,114
	21,110	39,796	69,421	121,338
Income (loss) before gain on disposition of real estate	572	(13,941)	1,021	(15,672)
Gain on disposition of real estate, net	973	119,813	21,151	121,505
Net income attributable to unconsolidated joint ventures	$1,545	$105,872	$22,172	$105,833
Company's share of equity in net income of joint ventures	$491	$21,276	$4,677	$21,898
Basis differential adjustments(A)	27	4,642	1,818	5,570
Equity in net income of joint ventures	$518	$25,918	$6,495	$27,468
(A)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Revenue from contracts:
Asset and property management fees	$1.4	$1.7	$4.4	$6.2
Leasing commissions and development fees	0.1	0.6	0.4	1.6
	1.5	2.3	4.8	7.8
Other	0.1	0.2	0.4	0.8
	$1.6	$2.5	$5.2	$8.6

Disposition of Shopping Centers

During the nine months ended September 30, 2023, the DDRM Joint Venture sold five shopping centers for an aggregate sales price of $112.2 million ($22.4 million at the Company’s share). The proceeds were used to repay mortgage indebtedness of the joint venture, general corporate purposes of the joint venture and distributions to the partners.

Disposition of Joint Venture Interests

In 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, a parcel of undeveloped land. The transaction had contingent proceeds based upon finalization of the tax returns and dissolution of the partnership. In the first quarter of 2023, the contingencies were resolved and the Company recorded a Gain on Sale of Interests of $3.7 million.

In 2022, the Company acquired its joint venture partner’s 80% interest in one asset owned by the DDRM Properties Joint Venture (Casselberry Commons, Casselberry, Florida) and stepped up the previous 20% interest due to change in control, sold its 20% interest in the SAU Joint Venture to its partner, the State of Utah, and sold its 50% interest in Lennox Town Center to its partner. For the year ended December 31, 2022, these transactions aggregated a Gain on Sale and Change in Control of Interests of $45.5 million.

3.
Acquisitions

During the nine months ended September 30, 2023, the Company acquired the following convenience centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Parker Keystone	Denver, Colorado	January 2023	$11.0
Foxtail Center	Baltimore, Maryland	January 2023	15.1
Barrett Corners	Atlanta, Georgia	April 2023	15.6
Alpha Soda Center	Atlanta, Georgia	May 2023	9.4
Briarcroft Center	Houston, Texas	May 2023	23.5
Towne Crossing Shops	Richmond, Virginia	July 2023	4.2
Oaks at Slaughter	Austin, Texas	August 2023	14.1
Marketplace at 249	Houston, Texas	September 2023	9.8

The fair value of the acquisitions above was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$35,608	N/A
Buildings	58,388	(A)
Tenant improvements	2,502	(A)
In-place leases (including lease origination costs and fair market value of leases)	10,425	7.1
	106,923
Less: Below-market leases	(4,181)	14.6
Less: Other liabilities assumed	(647)	N/A
Net assets acquired	$102,095

(A)
Depreciated in accordance with the Company’s policy.

The total consideration for these assets was paid in cash. Included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2023, was $1.6 million and $3.4 million, respectively, in total revenues from the date of acquisition through September 30, 2023, for the properties acquired in 2023.

4.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Intangible assets, net:
In-place leases	$52,940	$61,918
Above-market leases	5,061	6,206
Lease origination costs	8,103	8,093
Tenant relationships	8,358	11,531
Total intangible assets(A)	74,462	87,748
Operating lease ROU assets	17,665	18,197
Other assets:
Prepaid expenses	10,839	6,721
Swap receivable	11,520	8,138
Other assets	2,118	3,491
Deposits	2,676	3,188
Deferred charges, net	5,875	7,526
Total other assets, net	$125,155	$135,009

Below-market leases, net (other liabilities)(B)	$48,833	$59,825
(A)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $5.5 million and $7.1 million for the three months ended September 30, 2023 and 2022, respectively and $17.7 million and $20.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(B)
Change as a result of the write-off of unamortized below-market lease intangibles due to the early termination of tenant leases of $8.6 million for the nine months ended September 30, 2023.
5.
Revolving Credit Facility

As of September 30, 2023, the Company’s Revolving Credit Facility (as defined below) had outstanding borrowings of $135.0 million with a weighted-average interest rate of 6.0%. In March 2023, the Company entered into a 5.0% interest rate cap with respect to the variable-rate (the Secured Overnight Financing Rate or “SOFR”) component applicable to borrowings up to $100 million under the Revolving Credit Facility, of which $75.0 million was designated as an effective hedge at September 30, 2023. The interest rate cap expires in April 2024.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10 basis-point spread adjustment plus an applicable margin (0.85% at September 30, 2023) or (ii) the alternative base rate plus an applicable margin (0% at September 30, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Investor Services, Inc. (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants at September 30, 2023.

6.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Measurement of Fair Value

At September 30, 2023, the Company used a pay-fixed interest rate swap to manage some of its exposure to changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains an interest rate swap agreement (included in Other Assets) measured at fair value on a recurring basis as of September 30, 2023. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
September 30, 2023
Derivative Financial Instruments	$—	$11.5	$—	$11.5
December 31, 2022
Derivative Financial Instruments	$—	$8.1	$—	$8.1

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,368,282	$1,291,178	$1,453,923	$1,378,485
Revolving Credit Facility and term loan	333,772	335,000	198,521	200,000
Mortgage Indebtedness	38,100	36,749	54,577	51,936
	$1,740,154	$1,662,927	$1,707,021	$1,630,421

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

As of September 30, 2023, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converts the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as a cash flow hedge is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $5.0 million.

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

7.
Equity

Common Share Dividends

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Common share dividends declared per share	$0.13	$0.13	$0.39	$0.39

Common Shares Repurchased

In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share. In late December 2022, the Company repurchased 0.5 million common shares at an aggregate cost of $6.6 million, which settled in January 2023.

Non-Controlling Interests

In May 2023, the Company repurchased 140,633 Operating Partnership units (“OP Units”) outstanding for cash at an aggregate cost of $1.7 million. The gain on the transaction was reflected in Additional Paid-in-Capital.

8.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

Balance, December 31, 2022	$9,038
Change in cash flow hedges	6,350
Amounts reclassified from accumulated other comprehensive income to interest expense	(3,333)
Balance, September 30, 2023 (A)	$12,055

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Numerators – Basic and Diluted
Net income	$48,642	$66,213	$69,297	$140,577
Income attributable to non-controlling interests	—	(18)	(18)	(55)
Preferred dividends	(2,789)	(2,789)	(8,367)	(8,367)
Earnings attributable to unvested shares and OP Units	(100)	(117)	(295)	(368)
Net income attributable to common shareholders after allocation to participating securities	$45,753	$63,289	$60,617	$131,787
Denominators – Number of Shares
Basic—Average shares outstanding	209,286	213,846	209,505	213,278
Assumed conversion of dilutive securities:
PRSUs	113	341	241	441
OP Units	—	141	—	141
Diluted—Average shares outstanding	209,399	214,328	209,746	213,860
Earnings Per Share:
Basic	$0.22	$0.30	$0.29	$0.62
Diluted	$0.22	$0.30	$0.29	$0.62

For the three and nine months ended September 30, 2023, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2021 were considered in the computation of diluted EPS. The PRSUs issued in March 2022 were considered in the computation of diluted EPS for the three months ended September 30, 2023 and not considered in the computation of diluted EPS for the nine months ended September 30, 2023, because they were antidilutive. The PRSUs issued in March 2023 were not considered in the computation of diluted EPS for the three months ended September 30, 2023, because they were antidilutive and were considered in the computation of diluted EPS for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, PRSUs issued to certain executives in March 2020 were considered in the computation of diluted EPS, PRSUs issued in March 2021 and 2022 were not considered in the computation of diluted EPS, because they were antidilutive. In March 2023, the Company issued 559,559 common shares in settlement of PRSUs granted in 2020.

10.
Subsequent Events

In October 2023, the Company acquired two convenience centers for an aggregate price of $26.0 million and sold six shopping centers for an aggregate price of $527.3 million.

Also in October 2023, the Company closed on a five-year, $100 million mortgage financing for Nassau Park Pavilion (Princeton, New Jersey).

On October 30, 2023, the Company declared a dividend of $0.13 per common share, payable on January 5, 2024, to shareholders of record at the close of business on December 11, 2023.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of September 30, 2023, the Company’s portfolio consisted of 119 shopping centers (including 13 shopping centers owned through unconsolidated joint ventures). At September 30, 2023, the Company owned approximately 25.6 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$45,853	$63,406	$60,912	$132,155
FFO attributable to common shareholders	$67,845	$61,637	$187,263	$188,729
Operating FFO attributable to common shareholders	$69,869	$62,833	$193,893	$190,845
Earnings per share – Diluted	$0.22	$0.30	$0.29	$0.62

For the nine months ended September 30, 2023, the decrease in net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of the gain on sale of joint venture assets recognized in 2022. Additionally, results for the nine months ended September 30, 2023 were impacted by lower joint venture management fees and income, higher interest expense, higher depreciation expense and an employee separation charge included within general and administrative expenses relating to the restructuring plan initiated in May 2023, partially offset by base rent growth, the write-off of below-market lease intangibles and the net impact of property acquisitions. Third quarter 2023 included $8.1 million of income related to below-market lease adjustments primarily from terminated leases from units previously occupied by Bed, Bath & Beyond.

Plan to Separate Convenience Retail Portfolio

In October 2023, the Company announced a plan to spin off its unanchored convenience retail assets into a separate, publicly-traded REIT to be named Curbline Properties Corp. (“Curbline”) in recognition of the distinct characteristics and opportunities within the Company’s unanchored, grocery and power center portfolios. Convenience retail properties are positioned on the curbline of well-trafficked intersections, offering enhanced access and visibility relative to other retail property types. The properties generally consist of a ubiquitous row of primarily shop units along with dedicated parking leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s site plan and depth of leasing prospects generally reduce operating capital expenditures and provide significant tenant diversification.

As of September 30, 2023, the Company’s portfolio of convenience assets consisted of 61 wholly-owned properties, including 27 assets separated or in the process of being separated from existing Company properties. The median asset size of the Curbline portfolio as of September 30, 2023 was approximately 20,000 square feet with 91% of base rent generated by units less than 10,000 square feet. Curbline is expected to be in a net cash position at the time of its separation from the Company with cash on hand, a preferred investment in the Company, and an unsecured, undrawn line of credit. Curbline is not expected to have any debt outstanding at the time of its separation from the Company and therefore Curbline is expected to have significant access to sources of debt capital in order to fund significant asset growth. The Company may acquire additional convenience properties prior to the spin-off, which will be included in the Curbline portfolio, funded through additional Company dispositions, retained cash flow and cash on hand. The Company currently expects to complete the separation of Curbline in the second half of 2024.

After giving effect to the spin-off of Curbline and dispositions consummated through September 30, 2023, the Company’s portfolio will include 83 properties, including 13 joint venture properties. The Company has obtained a delayed-draw financing commitment for a $1.1 billion mortgage facility (further described below), which is expected to close prior to the consummation of the spin-off, with loan and additional asset sale proceeds expected to be used to repay of all of the Company’s outstanding unsecured indebtedness. Following the separation of Curbline, the Company intends to continue to maximize value though its leasing and tactical redevelopment activities and may opportunistically realize value through additional asset sales where appropriate.

Company Activity

The growth opportunities within the Company’s core property operations include rental rate increases, continued lease-up of the portfolio, and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows. Additional growth opportunities include external acquisitions and tactical redevelopment. Management intends to use retained cash flow, proceeds from the sale of lower growth assets and proceeds from equity offerings and debt financings to fund capital expenditures relating to new leasing activity, acquisitions, including opportunistic investments, and tactical redevelopment activity. The Company expects that its future acquisition activity prior to the consummation of the Curbline spin-off will largely focus on unanchored, convenience retail properties that offer enhanced prospects for cash flow growth through rent increases and lower capital expenditure requirements.

Transactional and investment highlights for the Company through October 27, 2023, include the following:

•
Acquired ten convenience centers for an aggregate purchase price of $128.7 million, including Parker Keystone (Denver, Colorado) for $11.0 million, Estero Crossing (Estero, Florida) for $17.1 million, Alpha Soda Center (Atlanta, Georgia) for $9.4 million, Barrett Corners (Atlanta, Georgia) for $15.6 million, Foxtail Center (Baltimore, Maryland) for $15.1 million, Point at University (Charlotte, North Carolina) for $8.9 million, Oaks at Slaughter (Austin, Texas) for $14.1 million, Briarcroft Center (Houston, Texas) for $23.5 million, Marketplace at 249 (Houston, Texas) for $9.8 million and Towne Crossing Shops (Richmond, Virginia) for $4.2 million;
•
Sold 11 wholly-owned shopping centers for an aggregate sales price of $645.6 million;
•
Sold five unconsolidated shopping centers for an aggregate sales price of $112.2 million ($22.4 million at the Company’s share);
•
Closed on a five-year, $100 million mortgage financing for Nassau Park Pavilion (Princeton, New Jersey);
•
Repurchased 1.5 million of its common shares in open market transactions in the first quarter of 2023 at an aggregate cost of $20.0 million, or $13.43 per share, with the remaining proceeds from the sale of wholly‑owned properties in the fourth quarter of 2022 and proceeds from the sale of joint venture properties;
•
Repurchased 140,633 OP Units in a privately negotiated transaction at an aggregate cost of $1.7 million, or $12.34 per unit and
•
Recorded charges of $4.4 million through September 30, 2023 primarily related to employee separation costs as part of a restructuring plan to align the Company’s cost structure and technology platform with current and future expected operations.

Company Operational Highlights

Operational highlights for the Company through September 30, 2023, include the following:

•
Leased approximately 3.1 million square feet of GLA, including 91 new leases and 259 renewals for a total of 350 leases. As of September 30, 2023, the Company has addressed substantially all of its remaining 2023 lease expirations;
•
For the comparable leases executed in the nine months ended September 30, 2023, the Company generated cash lease spreads on a pro rata basis of 33.8% for new leases and 7.2% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot increased to $20.20 at September 30, 2023, as compared to $19.89 at June 30, 2023 and $19.11 at September 30, 2022, all on a pro rata basis;

•
The aggregate occupancy of the Company’s operating shopping center portfolio was 92.2% at September 30, 2023, as compared to 92.3% at June 30, 2023 and 91.4% at September 30, 2022, all on a pro rata basis. The sequential decline was primarily related to the recapture of the remaining units leased by Bed, Bath & Beyond and the sale of properties with an average leased rate of 98.5%, partially offset by new leasing activity and
•
For new leases executed in the nine months ended September 30, 2023, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.82 per rentable square foot, on a pro rata basis, over the lease term, as compared to $7.42 per rentable square foot in 2022. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2022, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2023	2022	$ Change
Rental income(A)	$142,498	$135,123	$7,375
Fee and other income	2,261	3,720	(1,459)
Total revenues	$144,759	$138,843	$5,916

	Nine Months
	Ended September 30,
	2023	2022	$ Change
Rental income(A)	$414,324	$401,210	$13,114
Fee and other income(B)	7,285	12,635	(5,350)
Total revenues	$421,609	$413,845	$7,764
(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended September 30,
Contractual Lease Payments	2023	2022	$ Change
Base and percentage rental income	$106,827	$99,326	$7,501
Recoveries from tenants	34,753	33,214	1,539
Uncollectible revenue	(811)	(381)	(430)
Lease termination fees, ancillary and other rental income	1,729	2,964	(1,235)
Total contractual lease payments	$142,498	$135,123	$7,375

	Nine Months
	Ended September 30,
Contractual Lease Payments	2023	2022	$ Change
Base and percentage rental income(1)	$305,578	$291,483	$14,095
Recoveries from tenants(2)	104,570	99,811	4,759
Uncollectible revenue(3)	(1,126)	1,889	(3,015)
Lease termination fees, ancillary and other rental income	5,302	8,027	(2,725)
Total contractual lease payments	$414,324	$401,210	$13,114

(1)
The changes in base and percentage rental income for the nine months ended September 30, 2023, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$9.3
Comparable Portfolio Properties	15.6
Disposition of shopping centers	(10.5)
Straight-line rents	(0.3)
Total	$14.1

The increase within the Comparable Portfolio Properties includes the write-off of approximately $8.4 million of below‑market lease intangibles due to the early termination of tenant leases.

At September 30, 2023 and 2022, the Company owned 106 and 103 wholly-owned properties, respectively, with an aggregate occupancy rate of 92.3% and 91.6%, respectively, and average annualized base rent per occupied square foot of $20.29 and $19.18, respectively.

(2)
Recoveries from tenants were approximately 82.0% and 78.1% of operating expenses and real estate taxes for the nine months ended September 30, 2023 and 2022, respectively.
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

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2023	2022	$ Change
Operating and maintenance	$20,986	$22,314	$(1,328)
Real estate taxes	20,543	20,423	120
General and administrative	11,259	10,799	460
Depreciation and amortization	52,821	51,179	1,642
	$105,609	$104,715	$894

	Nine Months
	Ended September 30,
	2023	2022	$ Change
Operating and maintenance(A)	$66,628	$66,528	$100
Real estate taxes(A)	60,875	61,230	(355)
Impairment charges	—	2,536	(2,536)
General and administrative(B)	35,935	34,403	1,532
Depreciation and amortization(A)	165,535	152,564	12,971
	$328,973	$317,261	$11,712
(A)
The changes for the nine months ended September 30, 2023, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$2.3	$2.7	$6.0
Comparable Portfolio Properties	0.4	(0.1)	13.7
Disposition of shopping centers	(2.6)	(3.0)	(6.7)
	$0.1	$(0.4)	$13.0

The increase in depreciation for the Comparable Portfolio Properties was primarily the result of the change in useful life of several assets.

(B)
General and administrative expenses for the nine months ended September 30, 2023 and 2022, were approximately 7.3% and 6.6% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures for the comparable periods. In May 2023, the Company initiated a restructuring plan that included a voluntary retirement offer (“VRO”) and other costs to align the Company’s cost structure and technology platform with current and future expected operations and has recorded aggregate charges to general and administrative costs of $4.0 million for the nine months ended September 30, 2023. The Company expects to record the balance of the charges in the fourth quarter of 2023. For the nine months ended September 30, 2023, general and administrative expenses of $35.9 million, less the separation charges of $4.0 million, were approximately 6.5% of total revenues described above. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2023	2022	$ Change
Interest expense	$(21,147)	$(20,139)	$(1,008)
Other income (expense), net	(690)	(501)	(189)
	$(21,837)	$(20,640)	$(1,197)

	Nine Months
	Ended September 30,
	2023	2022	$ Change
Interest expense(A)	$(61,991)	$(57,306)	$(4,685)
Other income (expense), net	(2,011)	(2,152)	141
	$(64,002)	$(59,458)	$(4,544)
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Nine Months
	Ended September 30,
	2023	2022
Weighted-average debt outstanding (in billions)	$1.8	$1.8
Weighted-average interest rate	4.4%	4.0%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity and prudent leverage levels and average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.3% and 4.1% at September 30, 2023 and 2022, respectively. At September 30, 2023, the weighted-average maturity (without extensions) was 2.5 years. Interest costs capitalized in conjunction with redevelopment projects were $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2023	2022	$ Change
Equity in net income of joint ventures	$518	$25,918	$(25,400)
Gain on sale and change in control of interests	—	228	(228)
Gain on disposition of real estate, net	31,047	26,837	4,210
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(236)	(258)	22
Income attributable to non-controlling interests, net	—	(18)	18

	Nine Months
	Ended September 30,
	2023	2022	$ Change
Equity in net income of joint ventures(A)	$6,495	$27,468	$(20,973)
Gain on sale and change in control of interests(B)	3,749	45,554	(41,805)
Gain on disposition of real estate, net	31,230	31,292	(62)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(811)	(863)	52
Income attributable to non-controlling interests, net	(18)	(55)	37
(A)
The 2023 results include gains recorded on the sale of assets offset by the reduction of income as a result of asset sales that closed in 2023 and 2022. At September 30, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 19 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods and the amount of sale proceeds allocated to the Company may vary based on joint venture return calculations and promoted structures. See Note 2, “Investments in and Advances to Joint Ventures,” in the Company’s condensed consolidated financial statements included herein.
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

Net Income (in thousands)

	Three Months
	Ended September 30,
	2023	2022	$ Change
Net income attributable to SITE Centers	$48,642	$66,195	$(17,553)

	Nine Months
	Ended September 30,
	2023	2022	$ Change
Net income attributable to SITE Centers	$69,279	$140,522	$(71,243)

The decrease in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to the gain on sale of joint venture assets recognized in 2022. Additionally, results for the nine months ended September 30, 2023 were also impacted by lower joint venture management fees, higher interest expense, higher depreciation expense and an employee separation charge included within general and administrative expenses relating to the restructuring plan initiated in May 2023, partially offset by base rent growth, the write-off of below-market lease intangibles and the net impact of property acquisitions.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2023	2022	$ Change
FFO attributable to common shareholders	$67,845	$61,637	$6,208
Operating FFO attributable to common shareholders	69,869	62,833	7,036

	Nine Months
	Ended September 30,
	2023	2022	$ Change
FFO attributable to common shareholders	$187,263	$188,729	$(1,466)
Operating FFO attributable to common shareholders	193,893	190,845	3,048

The decrease in FFO for the nine months ended September 30, 2023, as compared to the prior-year period, was primarily attributable to lower management fees and income from joint ventures and higher interest and general and administrative expenses, partially offset by base rent growth, the write-off of below-market lease intangibles and the net impact of property acquisitions. The change in Operating FFO primarily was due to the same drivers impacting FFO but excludes the impact of an employee separation charge included within general and administrative expenses, relating to the restructuring plan initiated in May 2023.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$45,853	$63,406	$60,912	$132,155
Depreciation and amortization of real estate investments	51,412	49,925	161,480	148,828
Equity in net income of joint ventures	(518)	(25,918)	(6,495)	(27,468)
Joint ventures' FFO(A)	2,145	1,271	6,327	9,469
Non-controlling interests (OP Units)	—	18	18	55
Impairment of real estate	—	—	—	2,536
Gain on sale and change in control of interests	—	(228)	(3,749)	(45,554)
Gain on disposition of real estate, net	(31,047)	(26,837)	(31,230)	(31,292)
FFO attributable to common shareholders	67,845	61,637	187,263	188,729
Separation and other charges	1,345	—	4,444	—
Transaction, debt extinguishment and other (at SITE's share)	679	1,196	2,186	2,501
RVI disposition fees	—	—	—	(385)
Non-operating items, net	2,024	1,196	6,630	2,116
Operating FFO attributable to common shareholders	$69,869	$62,833	$193,893	$190,845

(A)
At September 30, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 19 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net income attributable to unconsolidated joint ventures	$1,545	$105,872	$22,172	$105,833
Depreciation and amortization of real estate investments	7,806	9,450	25,149	37,123
Impairment of real estate	—	9,010	—	17,550
Gain on disposition of real estate, net	(973)	(119,813)	(21,151)	(121,505)
FFO	$8,378	$4,519	$26,170	$39,001
FFO at SITE Centers' ownership interests	$2,145	$1,271	$6,327	$9,469
Operating FFO at SITE Centers' ownership interests	$2,227	$2,126	$6,707	$10,327

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”). The Company defines SSNOI as property revenues less property-related expenses, which exclude straight-line rental income (including reimbursements) and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments. SSNOI includes assets owned in comparable periods (15 months for quarter comparisons). In addition, SSNOI is presented including activity associated with redevelopment. SSNOI excludes all non-property and corporate level revenue and expenses. Other real estate companies may calculate NOI and SSNOI in a different manner. The Company believes SSNOI at its effective ownership interest provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above. SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	2023	2022
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$69,279	$140,522	$69,279	$140,522
Fee income	(5,307)	(9,471)	(5,307)	(9,471)
Interest expense	61,991	57,306	61,991	57,306
Depreciation and amortization	165,535	152,564	165,535	152,564
General and administrative	35,935	34,403	35,935	34,403
Other expense (income), net	2,011	2,152	2,011	2,152
Impairment charges	—	2,536	—	2,536
Equity in net income of joint ventures	(6,495)	(27,468)	(6,495)	(27,468)
Tax expense	811	863	811	863
Gain on sale and change in control of interests	(3,749)	(45,554)	(3,749)	(45,554)
Gain on disposition of real estate, net	(31,230)	(31,292)	(31,230)	(31,292)
Income from non-controlling interests	18	55	18	55
Consolidated NOI	$288,799	$276,616	$288,799	$276,616
Less: Non-Same Store NOI adjustments			(25,710)	(20,747)
Total Consolidated SSNOI			$263,089	$255,869

Consolidated SSNOI % Change			2.8%

Net income from unconsolidated joint ventures	$22,172	$105,833	$4,724	$21,887
Interest expense	19,016	26,560	4,342	5,982
Depreciation and amortization	25,149	37,123	5,878	8,304
Impairment charges	—	17,550	—	3,510
Other expense (income), net	7,022	11,114	1,593	2,468
Gain on disposition of real estate, net	(21,151)	(121,505)	(4,232)	(24,254)
Unconsolidated NOI	$52,208	$76,675	$12,305	$17,897
Less: Non-Same Store NOI adjustments			(1,124)	(6,969)
Total Unconsolidated SSNOI at SITE share			$11,181	$10,928

Unconsolidated SSNOI % Change			2.3%

SSNOI % Change at SITE Share			2.8%

The SSNOI increase for the nine months ended September 30, 2023, as compared to the prior-year period, primarily related to increases in rents and recoveries attributable to sequential increases in occupancy for same-store assets.

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

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.7 billion at September 30, 2023 and December 31, 2022.

At September 30, 2023, the Company had an unrestricted cash balance of $26.6 million and a restricted cash balance of $35.5 million related to asset sale proceeds available to fund future qualifying acquisitions as part of a forward like kind exchange transaction. The Company has availability under its Revolving Credit Facility of $815.0 million (subject to satisfaction of applicable borrowing conditions). The Company has no remaining consolidated debt maturing in 2023. In 2024, the Company has $65.6 million aggregate principal amount of senior notes and $12.2 million of consolidated mortgage debt maturing. The Company’s unconsolidated joint ventures have $112.1 million in mortgage debt at the Company’s share maturing in 2024. As of September 30, 2023, the Company anticipates that it has approximately $14 million to be incurred on its pipeline of identified redevelopment projects. The Company declared common share dividends of $0.39 per share in the aggregate in the nine months ended September 30, 2023 and also on October 30, 2023, the Company declared a dividend of $0.13 per common share, payable on January 5, 2024, to shareholders of record at the close of business on December 11, 2023. The Company believes it has sufficient liquidity to operate its business at this time. In March 2023, the Company entered into a 5.0% interest rate cap with respect to the variable-rate (the Secured Overnight Financing Rate or "SOFR") component applicable to borrowings up to $100 million under the Company's Revolving Credit Facility, which interest rate cap will remain in effect through the beginning of April 2024. In May 2023, the Company repaid $87.2 million of senior notes due 2023 with amounts drawn under its Revolving Credit Facility. At September 30, 2023, the Company had $135.0 million drawn on the Revolving Credit Facility.

Revolving Credit Facility

The Company maintains an unsecured Revolving Credit Facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments and subject to other conditions precedent. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company's option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.85% at September 30, 2023) or (ii) the alternative base rate plus an applicable margin (0% at September 30, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at September 30, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P Global Ratings (“S&P”) and Fitch (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest-rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

The Revolving Credit Facility, the Company’s $200.0 million term loan facility and the indentures under which the Company’s senior and subordinated unsecured indebtedness are, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Revolving Credit Facility, the term loan and the indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of September 30, 2023, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Mortgage Financing Commitment

In October 2023, in preparation for the eventual spin-off of the Company’s convenience retail properties, the Company obtained a commitment (the “Commitment”) from affiliates of Apollo, including ATLAS SP Partners, to provide a $1.1 billion delayed-draw mortgage facility to be secured by approximately 40 of the Company’s retail properties (the “Mortgage Facility”). The Company may proceed to close and draw all or a portion of the Mortgage Facility on any date prior to October 25, 2024 subject to the satisfaction of various closing conditions set forth in the Commitment, including debt yield and loan-to-value thresholds, the lender’s receipt of acceptable appraisal, title, survey, tenant estoppel and property inspection reports and satisfaction of other customary closing requirements. To the extent that any of the collateral properties are sold prior to the closing of the Mortgage Facility, the amount available under the Commitment will be reduced. The Company currently expects to close and draw on the Mortgage Facility prior to the spin-off of Curbline, and to use loan and additional asset sale proceeds to redeem and/or repay its outstanding unsecured indebtedness and for general corporate purposes.

As set forth in the Commitment, the Mortgage Facility will mature on the second anniversary of the closing date subject to a one-year extension option at the Company’s election and subject to the Company’s satisfaction of certain conditions at the time of the extension. Following closing, the Company will be able to effectuate the release of properties serving as collateral for the Mortgage Facility by making a principal prepayment based on the amount of the loan amount allocated to such property.

The Company paid upfront commitment and structuring fees to the lender and its affiliates and will also pay the lender fees during the unfunded commitment period based on the committed loan amount (as such amount may be reduced from time to time by the Company) and a closing fee based on the amount of the loan funded at closing. The Company is not obligated to close or draw on the Mortgage Facility and no assurances can be given that the Company will satisfy the conditions to close the Mortgage Facility or that the Mortgage Facility will close on the terms set forth in the Commitment or at all.

Consolidated Indebtedness – as of September 30, 2023

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

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives including the Mortgage Facility. The Company has sought to manage its debt maturities, increase liquidity, maintain prudent leverage levels and improve the Company’s credit profile with a focus of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of September 30, 2023

The outstanding indebtedness of the Company’s unconsolidated joint ventures at September 30, 2023, which matures in the subsequent 13-month period (i.e., through October 31, 2024), is as follows (in millions):

	Outstanding at September 30, 2023	At SITE Centers' Share
Dividend Trust Portfolio(A)	$364.3	$72.9
DDRM Joint Venture(B)	40.9	8.2
Total debt maturities through October 31, 2024	$405.2	$81.0
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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2023	2022
Cash flow provided by operating activities	$192,049	$205,486
Cash flow used for investing activities	(57,512)	(282,843)
Cash flow (used for) provided by financing activities	(92,490)	58,107

Changes in cash flow for the nine months ended September 30, 2023, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $13.4 million primarily due to changes in cash flow from dispositions, higher interest rates, higher general and administrative expenses attributable to the May 2023 restructuring plan and changes in working capital.

Investing Activities: Cash used for investing activities decreased $225.3 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $234.6 million;
•
Decrease in distributions from unconsolidated joint ventures of $30.2 million and
•
Increase in proceeds from disposition of real estate and disposition of joint venture interest of $20.6 million.

Financing Activities: Cash from financing activities changed $150.6 million primarily due to the following:

•
Decrease in borrowings from the Revolving Credit Facility and term loan, net of mortgage debt and senior notes repayments of $112.9 million;
•
Changes in proceeds from issuance of common shares in 2022 of $36.7 million and changes in cash used for repurchases of common shares of $6.6 million;
•
Repurchase of operating partnership interest in 2023 of $1.7 million and
•
Decrease in debt issuance cost of $7.6 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $90.3 million and $91.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2023 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Company declared a quarterly cash dividend of $0.13 per common share for each of the first three quarters of 2023. On October 30, 2023, the Company declared a dividend of $0.13 per common share, payable on January 5, 2024, to shareholders of record at the close of business on December 11, 2023.

As a result of significant disposition activity consummated during the nine months ended September 30, 2023 and additional asset sales likely to close during the fourth quarter of 2023, the Company also expects to declare and pay a special cash dividend of at least $0.10 per share prior to January 31, 2024, subject to the final approval of the Company’s Board of Directors.

The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities). The Company’s future dividend policy may also be influenced by future transaction activity including asset sales.

SITE Centers’ Equity

In December 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares without an expiration date. In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share. Through September 30, 2023, the Company had repurchased under this program 2.0 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

SOURCES AND USES OF CAPITAL

Strategic Transaction Activity

The Company remains committed to maintaining sufficient liquidity, managing debt duration and maintaining prudent leverage levels in an effort to manage its overall risk profile. Equity offerings, debt financings (including the Mortgage Facility), asset sales and cash flow from operations continue to represent potential sources of proceeds to be used to achieve these objectives.

Acquisitions

In October 2023, the Company acquired two convenience centers for an aggregate price of $26.0 million, including Estero Crossing (Estero, Florida) for $17.1 million and Point at University (Charlotte, North Carolina) for $8.9 million.

Through September 30, 2023, the Company acquired Parker Keystone (Denver, Colorado) for $11.0 million, Alpha Soda Center (Atlanta, Georgia) for $9.4 million, Barrett Corners (Atlanta, Georgia) for $15.6 million, Foxtail Center (Baltimore, Maryland) for $15.1 million, Oaks at Slaughter (Austin, Texas) for $14.1 million, Marketplace at 249 (Houston, Texas) for $9.8 million, Briarcroft Center (Houston, Texas) for $23.5 million and Towne Crossing Shops (Richmond, Virginia) for $4.2 million.

Dispositions

Through October 27, 2023, the Company sold 11 wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
08/10/23	Sharon Green	Cumming, Georgia	98	$17,450
08/24/23	Terrell Plaza	San Antonio, Texas	108	25,106
08/28/23	Windsor Court	Windsor, Connecticut	79	19,000
09/08/23	Larkin's Corner	Boothwyn, Pennsylvania	225	26,000
09/22/23	Waterstone Center	Mason, Ohio	162	30,718
10/23/23	Boston Portfolio(A)	Boston, Massachusetts	1,354	319,000
10/24/23	Cotswold Village	Charlotte, North Carolina	263	110,400
10/27/23	Tampa Portfolio(B)	Tampa, Florida	441	97,900
			2,730	$645,574
(A)
Includes Shoppers World and Gateway Center. Excludes 19,017 square feet retained by the Company(Shops at Framingham).
(B)
Includes Lake Brandon Plaza, North Pointe Plaza and The Shoppes at New Tampa.

In the nine months ended September 30, 2023, unconsolidated shopping centers sold by the DDRM Joint Venture generated proceeds totaling $112.2 million of which the Company’s share was $22.4 million.

As of October 27, 2023, the Company was under contract to sell, subject to standards closing conditions, an additional four wholly-owned properties for an aggregate sale price of $127.9 million, for which the buyers’ general due diligence condition expired.

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

In the second quarter of 2023, the Company repurchased 140,633 OP Units in a privately negotiated transaction at an aggregate cost of $1.7 million, or $12.34 per unit. Following the repurchase, the Company has no outstanding OP Units.

Redevelopment Pipeline

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes to expand, improve and re-tenant various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At September 30, 2023, the Company had approximately $63 million in construction in progress in various active consolidated redevelopments and other projects and anticipates that it has approximately $14 million yet to be incurred on its pipeline of identified redevelopment projects. At September 30, 2023, the Company’s shopping center expansions, outparcel developments, construction of first-generation space and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Cost	Costs Incurred at September 30, 2023
West Bay Plaza - Phase II (Cleveland, Ohio)	4Q23	$7,941	$7,155
Carolina Pavilion (Charlotte, North Carolina)	4Q23	2,721	2,486
Nassau Park Pavilion (Trenton, New Jersey)	1Q24	7,635	5,746
University Hills (Denver, Colorado)	3Q24	6,718	5,190
Shoppers World (Boston, Massachusetts)	2Q24	2,414	1,313
Tanasbourne Town Center (Portland, Oregon)	1Q26	13,769	4,966
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,417
Total		$41,198	$28,273

CAPITALIZATION

At September 30, 2023, the Company’s capitalization consisted of $1.7 billion of debt, $175.0 million of preferred shares and $2.6 billion of market equity (calculated as the common shares outstanding multiplied by $12.33, the closing price of the Company’s common shares on the New York Stock Exchange at September 29, 2023, the last trading day of September 2023). At September 30, 2023, after giving effect to the swap of the variable-rate component of the term loan's interest rate to a fixed rate, the Company’s total debt consisted of $1.6 billion of fixed-rate debt and $135.0 million of variable-rate debt.

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a prudent debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch. A security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of September 30, 2023, the Company has no remaining debt maturing in 2023. In 2024, the Company has $65.6 million aggregate principal amount of senior notes, $12.2 million of consolidated mortgage debt and $112.1 million of unconsolidated joint venture mortgage debt at the Company’s share maturing. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings including the Mortgage Facility. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $13.5 million for its consolidated properties at September 30, 2023, which includes the assets in the redevelopment pipeline. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2023, the Company had purchase order obligations, typically payable within one year, aggregating approximately $8.7 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite current economic uncertainty, the Company continues to experience retailer demand for quality real estate locations within well-positioned shopping centers consistent with the Company’s owned properties. The Company executed new leases and renewals aggregating approximately 2.8 million square feet of space on a pro rata basis for the nine months ended September 30, 2023. The Company believes these strong leasing results and tenant demand are attributable to the concentration of the Company’s portfolio in suburban, high household income communities, pandemic-induced work-from-home trends, limited new construction and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 6.1% as of September 30, 2023). Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes the position of its portfolio and the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging economic environment. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. At September 30, 2023 and December 31, 2022, the shopping center portfolio occupancy, on a pro rata basis, was 92.2% and 92.4%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $20.20 and $19.52, respectively. The Company’s portfolio has been impacted by tenant bankruptcies, and the Company expects to expend capital in coming periods in connection with leases executed to backfill these and other closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s recent leasing activity will cause aggregate leasing capital expenditure levels to be elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the nine months ended September 30, 2023 and 2022, on a pro rata basis, was $4.82 and $7.31 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Although disruptions to the Company’s business stemming from the COVID-19 pandemic have subsided, inflation, higher interest rates, reduced consumer spending, labor shortages, geopolitical tensions and the volatility of global capital markets pose risks to the U.S. economy and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors following the COVID-19 pandemic, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to express interest in launching new concepts and expanding their store fleets within the suburban, high household income communities in which the Company’s properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

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
•
The Company may fail to complete its previously announced spin-off of its unanchored convenience properties, or the closing of the related Mortgage Facility, which could adversely affect the market price of the Company's common shares;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2023, the Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the swap of the variable-rate (SOFR) component of interest rate applicable to the Company’s $200.0 million term loan to a fixed rate of 2.75%, is summarized as follows:

	September 30, 2023				December 31, 2022
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,605.2	2.5	4.2%	92.2%	$1,707.0	3.1	4.1%	100.0%
Variable-Rate Debt	$135.0	2.7	6.0%	7.8%	$—	—	—	0.0%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	September 30, 2023				December 31, 2022
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$364.0	$72.8	0.5	4.8%	$363.5	$72.7	1.3	4.8%
Variable-Rate Debt	$102.6	$39.0	1.1	4.5%	$171.6	$53.0	1.1	5.4%

The Company intends to use retained cash flow, proceeds from asset sales, equity and debt financing including the Mortgage Facility and variable-rate indebtedness available under its Revolving Credit Facility to repay indebtedness and fund capital expenditures at the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness or needs to refinance existing fixed-rate indebtedness in a rising interest rate environment, its exposure to increases in interest rates in an inflationary period could increase.

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At September 30, 2023, the variable (SOFR) component of the interest rate applicable to the Company’s $200.0 million consolidated term loan facility was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at September 30, 2023. An estimate of the effect of a 100 basis-point increase at September 30, 2023 and December 31, 2022, is summarized as follows (in millions):

	September 30, 2023					December 31, 2022
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,605.2	$1,516.5	(A)	$1,482.4	(B)	$1,707.0	$1,622.2	(A)	$1,577.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$72.8	$72.9		$72.9		$72.7	$70.5		$69.6

(A)
Includes the fair value of the swap, which was an asset of $11.4 million and $8.2 million at September 30, 2023 and December 31, 2022, respectively.
(B)
Includes the fair value of the swap, which was an asset of $17.5 million and $15.6 million at September 30, 2023 and December 31, 2022, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates at September 30, 2023, would result in an increase in interest expense of approximately $0.3 million relating to the Company’s variable-rate debt outstanding for the nine months ended September 30, 2023. This exposure to interest rate risk was mitigated by the implementation of a 5.0% interest rate cap with respect to the variable (SOFR) component applicable to borrowings up to $100 million under the Company's Revolving Credit Facility through the beginning of April 2024. The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s outstanding variable-rate debt. All of the variable-rate debt outstanding at the unconsolidated joint ventures is subject to hedging agreements.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2023, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

“PART II

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

Item 1A. RISK FACTORS

Reference is made to Part 1, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors set forth below update, and should be read together with, such risk factors.

The Proposed Spin-off of the Company’s Curbline Convenience Assets into a Separate, Publicly-Traded REIT May Not Be Completed on the Currently Contemplated Timeline or Terms, or at All, and May Not Achieve the Intended Benefits

In October 2023, the Company announced a plan to spin off its convenience assets into Curbline, a separate, publicly-traded REIT, for the purpose of pursuing the acquisition and aggregation of unanchored convenience retail properties. The Company expects Curbline to elect to be treated as and qualify for taxation as a REIT for U.S. federal income tax purposes. The Company currently expects to complete the taxable spin-off in the second half of 2024, although there can be no assurances as to whether or when the spin-off will occur, what the final structure of Curbline will be or the tax treatment of Curbline as a separate entity or the tax effects of the spin-off on the Company.

The completion of the spin-off will be subject to various conditions, including effectiveness of a registration statement on Form 10 and final approval and declaration of the distribution of Curbline’s common stock to the Company’s shareholders by the Company’s Board of Directors. Satisfaction of such conditions and other unforeseen developments could delay or prevent the spin-off or cause the spin-off to occur on terms or conditions that are less favorable and/or different than anticipated. The Company may also elect not to proceed with the spin-off if it is unable to complete the closing of the related Mortgage Facility. Whether or not the spin-off is ultimately completed, the pendency of the spin-off may impose challenges on the Company and its business, including the diversion of management time on matters relating to the spin-off and potential impacts on the Company’s relationships with its employees, tenants and other counterparties. To the extent the Company is unable to complete the spin-off, the Company’s future performance and the trading price of its shares may be adversely affected. If the spin-off is consummated, the trading price of the Company’s common shares is expected to decrease significantly as a result of the value of the spin-off distribution, and the combined value of the common shares of the two publicly traded companies may not be equal to or greater than what the value of the Company’s common shares would have been had the spin-off not occurred. The Company also expects to incur significant expenses in connection with its pursuit of the spin-off.

In the event the spin-off is consummated, the Company and its shareholders may not be able to achieve the full strategic and financial benefits that are currently anticipated to result from the spin-off, or such benefits may be delayed, particularly if Curbline is unable to acquire additional convenience assets or if the Company is unable to maximize value through operations and opportunistic asset sales. Curbline’s ability to execute on its plan to acquire assets is dependent on many factors, including the availability of additional sources of capital, the level of supply and pricing for such assets and the internal resources required to pursue such acquisitions. The Company’s ability to maximize value through operations and additional opportunistic asset sales is dependent on many factors, including demand for space within the Company’s portfolio and the level of demand and pricing for its assets. Even if the Company disposes of additional assets, the ability to distribute sales proceeds to shareholders will be subject to any restrictions set forth in the terms of the Company’s then-outstanding indebtedness and preferred investments.

The Proposed Spin-Off May Create, or Appear to Create, Potential Conflicts of Interest for Certain of Our Directors and Officers Because of Their Positions or Relationships with Curbline

In the event the spin-off is consummated, members of the Company’s Board of Directors and management are expected to own shares of Curbline, including as a result of the distribution of Curbline shares made on account of Company shares currently owned by such individuals. Ownership of Curbline shares by these individuals could create, or appear to create, potential conflicts of interest when the Company’s directors and executive officers are faced with decisions that could have different implications for the Company and Curbline. It is expected that some of the Company’s current or former directors might also become directors of Curbline following the spin-off.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
July 1–31, 2023	—	—	—	$—
August 1–31, 2023	—	—	—	—
September 1–30, 2023	28,437	$13.67	—	—
Total	28,437	$13.67	—	$73.4

(A)
Includes common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. From December 20, 2022 through September 30, 2023, the Company had repurchased 2.0 million of its common shares in the aggregate at a cost of $26.6 million under the program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	Employment Agreement, dated as of September 15, 2023, by and between SITE Centers Corp. and Conor Fennerty

10.2	Employment Agreement, dated as of September 15, 2023, by and between SITE Centers Corp. and John Cattonar

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document[1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document[1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document[1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 1, 2023