Form 10-K
period 2023-12-31
SITE Centers Corp.
filed 2024-02-23
CIK 894315

Be7.427.37

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2023, was $2.5 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

209,357,377 common shares outstanding as of February 15, 2024

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2024 Annual Meeting of Shareholders.

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

The Company is self-administered and self-managed, and therefore, has not engaged, nor does it expect to retain, any REIT advisor. The Company manages all of its shopping centers which are collectively referred to herein as the "Portfolio Properties". At December 31, 2023, the Company owned 114 shopping centers (including 13 shopping centers owned through unconsolidated joint ventures) aggregated 22.6 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At December 31, 2023, the aggregate occupancy of the Company’s operating shopping center portfolio was 92.0% on a pro rata basis, and the average annualized base rent per occupied square foot was $20.35, on a pro rata basis.

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants. In addition, the Company generates revenue from its management contracts with its unconsolidated joint ventures.

Strategy

The overall investment, operating and financing policies of the Company, which govern a variety of activities, such as capital allocations, dividends and status as a REIT, are determined by management and the Board of Directors. The Board of Directors may amend or revise the Company’s policies from time to time without a vote of the Company’s shareholders.

The Company’s mission is to own and manage open-air shopping centers located in suburban, high household income communities. The Company strives to deliver total shareholder returns through earnings and cash flow growth, a sustainable dividend and a strong balance sheet that is well positioned through various economic cycles.

In October 2023, the Company announced a plan to spin off its convenience assets into a separate, publicly traded REIT to be named Curbline Properties Corp. (“Curbline”) in recognition of the distinct characteristics and opportunities within the Company’s unanchored and grocery and power center portfolios. Convenience properties are positioned on the curbline of well-trafficked intersections, offering enhanced access and visibility relative to other property types. The properties generally consist of a ubiquitous row of primarily small-shop units along with dedicated parking leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s site plan and depth of leasing prospects generally reduce operating capital expenditures and provide significant tenant diversification.

In addition, the Company has obtained a financing commitment for a $1.1 billion mortgage facility (the “Mortgage Facility”), which is expected to close prior to the consummation of the spin-off with loan and additional asset sale proceeds expected to be used to repay all of the Company’s outstanding unsecured indebtedness. The Mortgage Facility is further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities” in Part II of this Annual Report on Form 10-K.

As of December 31, 2023, the Company had a portfolio of 65 wholly-owned convenience assets that it expects to include in the Curbline portfolio, including properties separated or in the process of being separated from SITE Centers properties. The median property size within the Curbline portfolio as of December 31, 2023, was approximately 20,000 square feet with 92% of base rent generated by units less than 10,000 square feet. The Company expects to acquire additional convenience properties prior to the spin-off that will be included in the Curbline portfolio, funded through additional Company dispositions, retained cash flow and cash on hand.

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

The Company expects to complete the separation of Curbline on or around October 1, 2024. Following the separation of Curbline, the Company intends to realize value through operations and, depending on market conditions, the sale of additional assets. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values.

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease-up of the portfolio, rent commencement with respect to recently executed leases and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows. The Company expects that future acquisition activities (prior to the separation of Curbline as described above) will largely focus on convenience retail properties that offer enhanced prospects for cash flow growth through rent increases and lower capital expenditure requirements.

Narrative Description of Business

The Company’s portfolio as of December 31, 2023, consisted of 114 shopping centers (including 13 centers owned through unconsolidated joint ventures) located in 20 states. The following tables present the operating statistics affecting base rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2023	2022
Centers owned	114	119
Aggregate occupancy rate	92.0%	92.4%
Average annualized base rent per occupied square foot	$20.35	$19.52

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2023	2022	2023	2022
Centers owned	101	101	13	18
Aggregate occupancy rate	92.1%	92.6%	91.5%	90.7%
Average annualized base rent per occupied square foot	$20.46	$19.61	$16.43	$16.20

Recent Developments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K, which are incorporated herein by reference, for information on certain recent developments of the Company.

Tenants and Competition

The Company has established close relationships with a large number of major national and regional tenants, and the Company’s management is associated with, and actively participates in, many shopping center and REIT industry organizations. Notwithstanding these relationships, numerous real estate companies and developers, private and public, compete with the Company in leasing space in shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of space, management services and property condition.

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Inc., Dick's Sporting Goods, Inc., Ross Stores, Inc., Burlington Stores, Inc. and PetSmart LLC, representing 5.2%, 2.5%, 2.2%, 2.1% and 2.1%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2023. For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals.”

Qualification as a Real Estate Investment Trust

As of December 31, 2023, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary (“TRS”), will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Human Capital Management

As of December 31, 2023, the Company’s workforce was composed of 220 full-time employees compared to 267 full-time employees at December 31, 2022. At the end of 2023, the Company’s workforce was approximately 39% male and 61% female, and women represented approximately 48% of the Company’s managers (defined by reference to the EEO-1 job class categories to include executive/senior-level officials and managers and first/mid-level officials and managers). The ethnicity of the Company’s workforce at the end of 2023 was approximately 79% White, 12% Black, 4% Hispanic, 2% Asian and 3% other (based on EEO categories). Of the Company’s employees, 69% of employees were assigned to work in the corporate headquarters in Beachwood, Ohio, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company, with approximately 77% of the Company’s employees having been with the Company for over 5 years and 55% for over 10 years.

The Company’s primary human capital management objective is to attract, develop, engage and retain the highest quality talent. To support this objective, the Company offers competitive pay and benefit programs, a broad focus on wellness and flexible work arrangements designed to allow employees to meet personal and family needs. The Company currently utilizes a hybrid work schedule that provides employees the opportunity to work remotely on a limited basis while continuing to cultivate in-office relationships and learning, which are key elements to the Company’s culture. The Company also takes steps to measure and improve upon its level of employee engagement and to create a diverse and inclusive workplace. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. The Company annually requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting, finance and capital markets and asset management departments are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis. The Company’s culture is also underpinned by its employees’ commitment to the Company’s core values of being Fearless, Authentic, Curious and Thoughtful (the Company’s "Matters of FACT") in the conduct of their responsibilities.

Corporate Responsibility and Sustainability

Detailed information regarding the Company’s approach to sustainability can be found on the Company’s website in its Corporate Responsibility and Sustainability Report. This report is based on the Global Reporting Initiative (“GRI”) standard, which summarizes environmental and social performance, and includes disclosures with respect to Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-Related Disclosures (“TCFD”) standards. The content of the Company’s sustainability report is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC, unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 15, 2024:

David R. Lukes, age 54, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc., an owner, developer and operator of shopping centers, from 2014 until 2017. Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 to 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 to 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes has also served as the President, Chief Executive Officer and Director of Retail Value Inc. (“RVI”), since April 2018 and as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki stock exchange, since 2017. Mr. Lukes also serves as a member of the Advisory Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Conor M. Fennerty, age 38, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019. From 2017 to 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets. Mr. Fennerty has also served as Executive Vice President of RVI since 2020 and Director of RVI since 2022. Prior to joining SITE Centers, Mr. Fennerty served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from 2014 to 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from 2012 to 2014, and prior to that, a member of the global investment research division of Goldman Sachs from 2010 to 2012. Mr. Fennerty earned a Bachelor of Science in Business Administration with a major in finance from Georgetown University.

John M. Cattonar, age 42, has served as Executive Vice President and Chief Investment Officer of SITE Centers since May 2021. Previously, Mr. Cattonar served as Senior Vice President of Investments of SITE Centers from 2017 to 2021. Prior to joining

SITE Centers, Mr. Cattonar served as Vice President of Asset Management for Equity One from 2015 to 2017 and at Sears Holding Corporation affiliate Seritage Realty Trust from 2012 to 2015. Mr. Cattonar earned a Master of Science in Real Estate Development from Columbia University and holds a Bachelor of Arts in Economics from the University of North Carolina at Chapel Hill.

Christa A. Vesy, age 53, is Executive Vice President and Chief Accounting Officer of SITE Centers, a position she assumed in March 2012. From 2016 to 2017, Ms. Vesy also served as SITE Centers’ Interim Chief Financial Officer. In these roles, Ms. Vesy has overseen the property and corporate accounting, tax and financial reporting functions for SITE Centers. Previously, Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers since 2006. Ms. Vesy has also served as Chief Financial Officer and Treasurer of RVI since November 2019, as its Executive Vice President and Chief Accounting Officer since February 2018 and as director since May 2021. Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (“AICPA”).

Corporate Headquarters

The Company is an Ohio corporation incorporated in 1992. The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is www.sitecenters.com. The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, analyst presentations and financial information. The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Risks Related to the Company’s Business, Properties and Strategies

•
The economic performance and value of the Company’s shopping centers depend on many factors, including broad economic climate and local conditions, each of which could have an adverse impact on the Company’s cash flows and operating results.
•
An increase in e-commerce market share may have an adverse impact on the Company’s tenants and business.
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
•
The proposed spin-off of the Company’s Curbline convenience assets into a separate, publicly-traded REIT may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
•
The proposed spin-off may create, or appear to create, potential conflicts of interest for certain of the Company’s directors and officers because of their positions or relationships with Curbline.
•
The Company’s redevelopment and construction activities could affect its operating results.
•
The Company’s real estate investments may contain environmental risks that could adversely affect its results of operations.
•
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.
•
The Company may be adversely affected by laws, regulations or other issues related to climate change.
•
The Company’s properties could be subject to climate change, damage from natural disasters, public health crises and weather-related factors; an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties.
•
Crime or civil unrest may affect the markets in which the Company operates its business and its profitability.
•
A disruption, failure or breach of the Company’s networks or systems, including as a result of cyber-attacks, could harm its business.
•
A disruption or cost overrun in the transition of the Company’s commercial property management and financial system could affect its operations.

Risks Relating to the Company’s Indebtedness and Capital Structure

•
The Company utilizes a significant amount of indebtedness in the operation of its business which could adversely affect its financial condition, operating results and cash flows.
•
Changes in the Company’s credit ratings could adversely affect the Company’s borrowing capacity and the market price of its publicly traded securities.
•
Rising interest rates could adversely affect the Company’s cash flows and the market price of its publicly traded debt and preferred shares.
•
The Company’s financial condition and operating activities could be adversely affected by financial covenants.
•
The Company’s ability to increase its debt could adversely affect its financial condition and cash flows.
•
The Company may not be able to obtain additional capital to finance its operations or make investments.

Risks Related to the Company’s Taxation as a REIT

•
If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability, which may have a significant adverse consequence to the value of the Company’s shares.
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

Risks Related to the Company’s Business, Properties and Strategies

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Including Broad Economic Climate and Local Conditions, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

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
•
Increased operating costs if these costs cannot be passed through to tenants and
•
The expense of renovating, repairing and re-letting spaces.

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space historically has been, and may continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases and the excess amount of retail space in a number of markets. The Company’s performance is affected by its tenants’ results of operations, which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by its tenants materially increases, including as a result of inflationary pressures or increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company’s tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.

In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers and other shopping centers in attracting and retaining retailers. As of December 31, 2023, leases at the Company’s properties (including the proportionate share of unconsolidated properties) were scheduled to expire on a total of approximately 6.4% of leased GLA during 2024. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. In these situations, the Company’s financial condition, operating results and cash flows could be adversely impacted.

An Increase in E-Commerce Market Share May Have an Adverse Impact on the Company’s Tenants and Business

E-commerce has been broadly embraced by the public and growth in e‑commerce is likely to continue in the future. Some of the Company’s tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led a number of omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how continuing growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The Company Leases a Substantial Portion of Its Square Footage to Large National Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for, Its Space by Such Tenants

As of December 31, 2023, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	5.2%
Dick's Sporting Goods, Inc.	2.5%
Ross Stores, Inc.	2.2%
Burlington Stores, Inc.	2.1%
PetSmart LLC	2.1%
Nordstrom, Inc.	1.6%
Michaels Companies, Inc.	1.6%
Gap Inc.	1.6%
The Kroger Co.	1.5%
Ulta Beauty, Inc.	1.5%
Best Buy Co., Inc.	1.5%

The retail shopping sector has been affected by economic conditions, increases in consumer internet purchases and the competitive nature of the retail business and the competition for market share. In some cases, these shifts have resulted in weaker retailers losing market share and declaring bankruptcy, closing stores and/or taking advantage of early termination provisions in their leases. In addition, movie theater operators have experienced inconsistent performance following the COVID-19 pandemic and prospects for releasing any theater vacancies arising in the Company’s portfolio may be limited absent the investment of significant capital to repurpose the space. In 2023, rents from movie theater operators comprised 3.3% of the Company’s aggregate annualized shopping center base revenues (at the Company’s share).

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
•
Fail to make rental payments when due or
•
Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping centers to terminate their leases or reduce the amount of rent they pay under the terms of their leases. The Company cannot be certain that any tenant whose lease expires will renew that lease or that the Company will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability and its ability to meet debt and other financial obligations and make distributions to shareholders. In the event the Company is able to re-lease spaces vacated by major bankrupt, distressed or non-renewing tenants, the downtime and capital expenditures required in the re-leasing process may adversely affect the Company’s results of operations.

Inflationary Pressures Could Adversely Impact Operating Results

Inflationary pressures pose risks to the Company’s business, tenants and the U.S. economy. Inflationary pressures and rising interest rates could result in reductions in retailer profitability and consumer discretionary spending which could impact tenant demand for new and existing store locations and the Company’s ability to grow rents. Regardless of inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. Inflation may result in increases in certain shopping center operating expenses including common area maintenance and other operating expenses. Although most of the Company’s leases require tenants to pay their share of these property operating expenses, some tenants may be unable to absorb large expense increases caused by inflation and such increased expenses may limit tenants’ ability to pay higher base rents upon renewal, or renew leases at all. Inflation may also impact other aspects of the Company’s operating costs, including insurance, employee retention costs, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable-rate loans and refinancing of fixed-rate indebtedness. Increasing interest rates or capital availability constraints may also adversely impact the transaction market, including the availability of acquisition financing, asset values and the Company’s ability to buy or sell properties. Any of the foregoing risks could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s Expenses May Remain Constant or Increase Even if Income from the Company’s Properties Decreases

Costs associated with the Company’s business, such as common area expenses, utilities, insurance, real estate taxes, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause the Company’s revenues to decrease. In addition, other factors can cause operating costs to increase independent of occupancy, rental and default rates, such as inflation. If the Company is unable to lower its operating costs when property-level revenues decline and/or is unable to pass along cost increases to tenants, the Company’s cash flows, profitability and ability to make distributions to shareholders could be adversely impacted.

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized. These situations could have an impact on the Company’s revenues from its joint ventures. Other risks of joint venture investments include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. Joint venture platforms typically contain customary buy-sell provisions, which could result in either the sale of the Company’s interest or the use of available cash or borrowings to acquire the Company’s partner’s interest at inopportune times, as well as the termination of applicable management contracts and fees. In addition, the Company is obligated to maintain the REIT status of the Dividend Trust Portfolio joint venture’s REIT subsidiary and the Company’s failure to do so could result in substantial liability to its partner. These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation. There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline. As of December 31, 2023, the Company had $39.4 million of investments in and advances to unconsolidated joint ventures holding shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of projected cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition, estimated hold periods and other factors. If the Company is evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take significant impairment charges in the future, especially in light of its strategy to pursue additional asset sales. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire convenience properties to the extent that suitable acquisitions can be made on suitable terms. Acquisitions of commercial properties entail risks such as the following:

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

In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions due to competition for such properties with others engaged in real estate investment, some of which may have greater financial resources or a lower cost of capital than the Company.

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

The Proposed Spin-off of the Company’s Curbline Convenience Assets into a Separate, Publicly-Traded REIT May Not Be Completed on the Currently Contemplated Timeline or Terms, or at All, and May Not Achieve the Intended Benefits

In October 2023, the Company announced a plan to spin off its convenience assets into Curbline, a separate, publicly-traded REIT, for the purpose of pursuing the acquisition and aggregation of convenience properties. The Company expects to complete the taxable spin-off on or around October 1, 2024, although there can be no assurances as to whether or when the spin-off will occur, what the final structure of Curbline will be or the tax treatment of Curbline as a separate entity or the tax impact of the spin-off on the Company and its shareholders.

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

In the event the spin-off is consummated, the Company and its shareholders may not be able to achieve the full strategic and financial benefits that are currently anticipated to result from the spin-off, or such benefits may be delayed, particularly if Curbline is unable to acquire a sufficient number of additional convenience assets or if the Company is unable to maximize value through operations and asset sales. Curbline’s ability to execute on its plan to acquire assets is dependent on many factors, including the availability of additional sources of capital, the level of supply and pricing for such assets and the internal resources required to pursue such acquisitions. The Company’s ability to maximize value through operations and additional asset sales is dependent on many factors, including demand for space within the Company’s portfolio and the level of demand and pricing for its assets. Even if the Company disposes of additional assets, the ability to distribute sales proceeds to shareholders will be subject to any restrictions set forth in the terms of the Company’s then-outstanding indebtedness and preferred stock financings.

The Proposed Spin-Off May Create, or Appear to Create, Potential Conflicts of Interest for Certain of the Company’s Directors and Officers Because of Their Positions or Relationships with Curbline

In the event the spin-off of Curbline is consummated, members of the Company’s Board of Directors and management are expected to own common shares of Curbline, including as a result of the distribution of Curbline common shares made on account of Company common shares currently owned by such individuals. Ownership of Curbline common shares by these individuals could create, or appear to create, potential conflicts of interest when the Company’s directors and executive officers are faced with decisions that could have different implications for the Company and Curbline. It is expected that some of the Company’s current or former directors and executives, including the Company’s Chief Executive Officer, will also become directors and executives of Curbline following the spin-off.

The Company’s Redevelopment and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective redevelopment of retail properties as opportunities arise. The Company’s redevelopment activities include the following risks:

•
Construction costs of a project may exceed the Company’s original estimates;
•
Leasing prospects and rents for newly constructed space may not be sufficient to make the project profitable;
•
The Company may not complete construction and lease-up on schedule, resulting in increased construction costs;
•
The Company may not be able to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and
•
The Company may abandon redevelopment opportunities after expending resources to determine feasibility.

Additionally, the time frame required for redevelopment and lease-up of these properties means that the Company may wait several years for a significant cash return. If any of the above events occur, the redevelopment of properties may hinder the Company’s growth and have an adverse effect on its results of operations and cash flows.

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

Expectations Relating to Environmental, Social and Governance Considerations Expose the Company to Potential Liabilities, Increased Costs, Reputational Harm and Other Adverse Effects on the Company’s Business

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. The Company makes statements about its ESG goals and initiatives through information provided on its website, press releases and other communications, including through its Corporate Responsibility and Sustainability Report. Disclosures regarding ESG considerations and the implementation of ESG goals and initiatives involve risks and uncertainties. Some stakeholders may disagree with the Company’s ESG goals and initiatives and stakeholders’ ESG views may change and evolve over time. Reporting certain ESG metrics also involves the use of estimates and assumptions and reliance on third-party information that cannot be independently verified by the Company if it is available at all. The Company expects to incur additional costs and devote additional resources to implement ESG initiatives and comply with increasing ESG disclosure obligations, including disclosures relating to the impact of climate change on the Company’s business. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, accurately report sustainability metrics and progress, comply with federal or state ESG laws and regulations, or meet evolving and varied stakeholder expectations and disclosure standards could result in legal and regulatory proceedings against the Company and/or materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.

The Company May Be Adversely Impacted by Laws, Regulations or Other Issues Related To Climate Change

The Company may become subject to laws or regulations related to climate change, which could cause its business, results of operations and financial condition to be impacted adversely. The federal government and some states and localities have enacted certain climate change laws and regulations and have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material impact on the Company’s business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. The Company has implemented strategies to reduce landlord-controlled energy and water consumption, greenhouse gas emissions and waste production across the Company’s portfolio but cannot predict how future laws and regulations related to climate change will affect the Company’s business, results of operations and financial condition.

The Company’s Properties Could Be Subject to Climate Change, Damage from Natural Disasters, Public Health Crises and Weather-Related Factors; An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

The Company’s properties are generally open-air shopping centers. Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects. Furthermore, a number of the Company’s properties are located in coastal areas that are subject to natural disasters, including Florida and California. Such properties could therefore be affected by hurricanes, tropical storms, earthquakes and wildfires. The potential impacts of climate change on the Company’s operations are highly uncertain but could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. Furthermore, a public health crisis or other catastrophic event could adversely affect economies, financial markets and consumer behaviors and lead to an economic downturn, which could harm the Company’s business, financial condition and operating results.

The Company’s insurance premiums have increased in recent years, and the potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.

The Company currently maintains all-risk property insurance with limits of $150 million per occurrence and in the aggregate and general liability insurance with limits of $100 million per occurrence and in the aggregate, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as flood and earthquake. Coverage for named windstorms, floods and earthquakes in high-risk areas is generally subject to a deductible of up to 5% of the total insured value of each property. The amount of any insurance coverage for losses due to damage or business interruption may prove to be insufficient. Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

Crime or Civil Unrest May Affect the Markets in Which the Company Operates Its Business and Its Profitability

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that are susceptible to, property and violent crime, including terrorist attacks, mass shootings and civil unrest. Increased incidence of property crime, such as shoplifting or damage caused by civil unrest, could reduce tenant profitability or demand for space and, as a result, decrease the rents the Company is able to collect from affected properties. Furthermore, any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), or civil unrest could alter shopping habits, deter customers from visiting the Company’s shopping centers or result in damage to its properties. The Company may also incur increased expenses as a result of its efforts to provide enhanced security measures at its properties to contend with criminal or other threats. Any of the foregoing circumstances could have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business

The Company relies extensively on computer systems to manage its business. While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including phishing attacks, ransomware and other sophisticated cyber-attacks. Although the Company and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful. Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees and third-party vendors; disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses, claims or fines that may arise. For additional information see Item 1. “Business—Information Technology and Cybersecurity” in Part I of this Annual Report on Form 10-K.

Disruptions or Cost Overruns in the Transition of the Company’s Commercial Property Management and Financial System Could Affect Its Operations

The Company is in the process of transitioning to a new commercial property management and financial system. Implementation of the new system is a major undertaking, both financially and from a management and personnel perspective, and the conversion process is complex because of the wide range of existing processes and data that must be migrated to the new system. Should the new system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt and adversely affect the Company’s operations, including the ability to timely bill and collect tenant payments and otherwise adequately service tenants, operating results and cash flows, the ability to report accurate and timely financial results and the ability to consummate the spin-off of Curbline on the currently contemplated schedule.

Risks Relating to the Company’s Indebtedness and Capital Structure

The Company Utilizes a Significant Amount of Indebtedness in the Operation of its Business Which Could Adversely Affect Its Financial Condition, Operating Results and Cash Flows

As of December 31, 2023, the Company had approximately $1.6 billion aggregate principal amount of consolidated indebtedness outstanding with a weighted-average maturity of 2.5 years. The Company has approximately $482.4 million, $399.3 million and $649.7 million of consolidated indebtedness, with weighted-average interest rates of 3.8%, 4.4% and 4.6%, maturing in 2025, 2026 and 2027, respectively. In addition, the Company’s unconsolidated joint ventures have $483.7 million of indebtedness ($115.2 million at SITE’s share) with a weighted-average interest rate of 7.0% and a weighted average maturity of 4.1 years (excluding extension option).

In connection with the Company’s plan to spin off its convenience assets into a separate, publicly-traded REIT, in October 2023, the Company obtained a commitment for the $1.1 billion Mortgage Facility and intends to use proceeds from this financing and additional asset sales to repay all of the Company’s outstanding unsecured indebtedness prior to the spin-off’s consummation. The Mortgage Facility commitment is subject to various closing conditions, including debt yield and loan-to-value thresholds, the lender’s receipt of acceptable third-party reports and satisfaction of other customary closing requirements. The Company is not obligated to close or draw on the Mortgage Facility and no assurances can be given that the Company will satisfy the conditions to close the Mortgage Facility or that the Mortgage Facility will close on the terms set forth in the commitment or at all.

Although the Company believes that it maintains prudent leverage levels, in the event the Mortgage Facility does not close, the Company’s ability to refinance its existing indebtedness at maturity will depend on its future performance and credit market conditions generally. The U.S. and global credit markets have experienced significant dislocations and liquidity disruptions in the past, which have caused the spreads on prospective debt financings to fluctuate. These circumstances materially affected liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, resulting in the unavailability of financing for businesses and assets similar to those operated by the Company. In addition, recent volatility in benchmark interest rates may cause interest rates applicable to refinancings to exceed the interest rates applicable to the Company’s existing indebtedness which would negatively impact the Company’s results of operations and could adversely impact the amount the Company is able to distribute to its shareholders.

Changes in the Company’s Credit Ratings Could Adversely Affect the Company’s Borrowing Capacity and the Market Price of Its Publicly Traded Securities

Credit rating agencies continually review their ratings for the companies they follow, including the Company. The ratings of the Company’s publicly traded debt are based primarily on the rating agency’s assessment of the likelihood of timely payment of interest and principal when due which is dependent on the rating agency's assessment of the Company’s operating performance, liquidity and leverage ratios, financial condition and prospects and other factors relevant to the Company’s industry. Credit rating agencies are also expected to continue to closely monitor and review the Company’s debt ratings in connection with the recently announced intent to spin-off the Company’s convenience assets and related plans regarding the refinancing of the Company’s outstanding unsecured indebtedness. The Company’s credit rating can affect its ability to access debt capital (including for the purpose of refinancing existing indebtedness), as well as the interest rate and terms of certain existing and future unsecured debt financing the Company may obtain. Since the Company depends on debt financing to fund its business, an adverse change in its credit rating, including changes in its credit outlook, or even the initiation of a review of the Company’s credit rating that could result in an adverse change, could adversely affect the Company’s financial condition and the market price of its publicly traded debt and equity shares.

Rising Interest Rates Could Adversely Affect the Company’s Cash Flows and the Market Price of Its Publicly Traded Debt and Preferred Shares

As of December 31, 2023, the Company maintained a $200 million unsecured term loan and an unsecured revolving credit facility providing for borrowings of up to $950 million that bear interest at variable rates. The Company may also incur additional variable-rate debt in the future. Increases in interest rates applicable to variable-rate debt would increase the Company’s interest expense, which would negatively affect the Company’s net earnings and cash available for operations, payment of debt obligations and distributions to its shareholders. In order to partially mitigate the Company’s exposure to interest rate risk, the Company has entered into an interest rate swap agreement on its term loan which swaps the variable-rate component of the interest rate applicable to such indebtedness to a fixed rate. In addition, an increase in market interest rates may lead purchasers of the Company’s debt and equity securities to demand a higher yield, which could adversely affect the market price of the Company’s outstanding securities and the timing, cost and feasibility of refinancings or issuances of additional debt or equity securities.

The Company’s Financial Condition and Operating Activities Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indenture under which its senior unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, leverage ratios and certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and certain acquisitions. These credit facilities and indenture also contain customary default provisions including, but not limited to, the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with the Company’s financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay when due certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default and/or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Financial Condition and Cash Flows

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

The Company May Not Be Able to Obtain Additional Capital to Finance Its Operations or Make Investments

To qualify as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders each year. Because of these distribution requirements, the Company has relied on third-party sources of capital, including secured and unsecured debt and common and preferred equity financings, to fund growth opportunities and capital needs. Economic conditions and conditions in the capital markets may not be favorable at the time the Company needs to raise capital which may cause the Company to seek alternative sources of potentially less attractive financing and may require it to adjust its business plan accordingly. Disruptions in the financial markets may also have a material adverse effect on the market value of the Company’s common shares and other adverse effects on the Company or the economy in general.

Risks Related to the Company’s Taxation as a REIT

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability, Which May Have a Significant Adverse Consequence to the Value of the Company’s Shares

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, the following will result:

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

Even if the Company remains qualified as a REIT, it may face other tax liabilities that directly or indirectly reduce its cash flow. The Company’s TRS is subject to taxation, and any changes in the laws affecting the Company’s TRS may increase the Company’s tax expenses. The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries. Any of these taxes would decrease cash available for debt service obligations and distribution to the Company’s shareholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Information Technology and Cybersecurity

The Company depends on the proper functioning, availability, and security of its information systems, including financial, data processing, communications, and operating systems, as well as proprietary software programs that are important to the efficient operation of the business. The Company also utilizes software applications provided by third parties, grants limited access to the Company’s systems to third parties providing specific outsourced functions or other services, and increasingly stores and transmits data using connected information technology or “cloud” systems. Any significant failures or disruptions of the Company’s critical information systems, including ransomware attacks or other cyber incidents, that impact the availability or other proper functioning of these systems or that result in the compromise of sensitive or confidential information, including information of tenants, employees, and others, could result in liability for the Company to third parties and have a significant impact on the Company’s operations and reputation.

Additionally, the Audit Committee, which consists solely of independent directors, is responsible for overseeing cybersecurity risks and related initiatives. The Audit Committee reviews our enterprise risk and cybersecurity risks. It also reviews the steps management has taken to protect against threats to our information systems and security and receives updates on cybersecurity on a quarterly basis.

The Company’s internal audit team annually assesses and reviews the risks posed to the security of the Company’s networks, including a review of system and process assurance for information technology and application controls, and takes into account certain frameworks and policies. The Company’s internal audit team also reviews the Company’s fraud assessment and confirms IT management’s oversight of its cybersecurity policies. The Company’s management team reviews the findings, if any, of these assessments, assesses the identified risks, and takes action based on the Company’s risk profile. In order to assess the risks posed to the Company’s information systems by third-party service providers and vendors, the Company’s internal audit services team evaluates new software and network application vendors’ contracts, internal policies, certifications, and System and Organization Controls (“SOC”) reports during the procurement of solutions and services.

To mitigate the risk and impact of any cybersecurity incidents on the security and availability of the Company’s networks, the Company’s information technology systems are protected through physical and software safeguards and backup procedures the Company considers appropriate. The Company contracts with independent cybersecurity providers for security event incident management, end-point detection and incident response monitoring, and security incident response services. Additionally, the Company has deployed a layered approach to network intrusion detection and protection using technology provided by industry-leading companies. The information technology department also performs timely system and security updates to maintain current software versions and apply appropriate security updates to reduce the Company’s risk.

The Company has also implemented various safeguards to protect the availability of its data and the integrity of its network, including redundant telecommunication facilities, replicating critical data and backups to multiple off-site locations, a fire suppression system to protect the Company’s on-site data center, and electrical power protection and generation facilities. The Company also has a catastrophic disaster recovery plan and alternate processing capability available for its critical data processes in case of a catastrophe that renders the primary data center unusable.

The Company conducts bi-annual cybersecurity awareness training for all employees, new-hire cybersecurity training, periodic simulated phishing tests, and additional training for specific departmental requirements as part of the Company’s risk mitigation efforts. The Company also maintains cybersecurity insurance; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

Under the leadership of the Company’s Senior Vice President of Information Technology, the Company’s information technology department is primarily responsible for assessing and managing material risks to the Company’s information systems. Certain members of the Company’s information technology department, including the Senior Vice President of Information Technology, have obtained specialized security certifications and have prior work experience in various roles involving technology and security. The Company has established an internal Security and Privacy Governance Committee, comprised of the Senior Vice President of Information Technology and other senior members of management that generally meets quarterly. This committee receives updates from the Company’s information technology department with respect to the implementation of various systems and security measures, the Company’s cybersecurity training and awareness program, enhancements or modifications to the security program, and the impacts of such changes to the Company’s information security risk environment. The Company has adopted a Cybersecurity Incident Response Plan, which requires communication of cybersecurity incidents to varying levels and personnel within the organization depending on the severity of the threat impact and encompasses tactics related to cybersecurity, systems and facilities availability, and information privacy.

The Board of Directors has specifically delegated oversight of the Company’s cybersecurity risks and related practices to the Audit Committee of the Board of Directors through the committee’s charter. At least once each year, senior members of the Company’s information technology team (including the Senior Vice President of Information Technology) and internal audit services team brief the Audit Committee on information security matters, including results from risk assessments, the Company’s policies and its internal control function.

The Company has experienced issues related to malware, email phishing, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other malicious events that could have harmed the Company’s information systems. To the best of the Company’s knowledge, these threats have not materially affected the Company, nor have they materially obstructed the availability of its information systems and data. Although no assurances can be given, the Company does not believe that such threats are reasonably likely to materially affect the Company in the future. See Item 1A. Risk Factors under the caption “Risks Related to the Company’s Business, Properties and Strategies—A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business.”

Item 2. PROPERTIES

At December 31, 2023, the Portfolio Properties included 114 shopping centers (including 13 centers owned through unconsolidated joint ventures). At December 31, 2023, the Portfolio Properties aggregated 22.6 million square feet of Company-owned GLA located in 20 states. These centers are principally located in suburban, higher household income communities with the highest concentration of centers located in Florida, Georgia, Illinois and Colorado.

At December 31, 2023, on a pro rata basis, the average annualized base rent per square foot was $20.35. The average annualized base rent of the Company’s 101 wholly-owned shopping centers was $20.46 per square foot, and the average annualized base rent for the 13 shopping centers owned through unconsolidated joint ventures was $16.43 per square foot. The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.

A significant number of the Company’s shopping centers are anchored by national tenant anchors and are designed to provide a highly compelling shopping experience and merchandise mix for retail partners and consumers. The tenants of the shopping centers typically cater to the consumer’s desire for value, service and convenience and offer day-to-day necessities rather than luxury items. The properties often include discounters, specialty grocers, pet supply stores, fitness centers, quick-service restaurants and beauty supply retailers as additional anchors or tenants. In recent years, the Company has also acquired a number of smaller format, convenience properties which do not include a traditional anchor tenant. As of December 31, 2023, the Company’s portfolio included 65 wholly-owned convenience assets expected to be in the spin-off of Curbline, including properties separated or in the process of being separated from SITE Centers.

Information as to the Company’s largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2023, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary – Company Fundamentals” of this Annual Report on Form 10-K. For additional details related to property indebtedness for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein. At December 31, 2023, the Company owned an investment in properties through unconsolidated joint ventures, which properties served as collateral for joint venture mortgage debt aggregating approximately $464.3 million (of which the Company’s proportionate share is $111.3 million) and is not reflected in the Company’s consolidated indebtedness. The Company’s properties range in size from approximately 2,000 square feet to approximately 759,000 square feet of Company-owned GLA. On a pro rata basis, the Company’s properties were 92.0% occupied as of December 31, 2023.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2033 at the Company’s 101 wholly-owned shopping centers, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2024	167	979	$18,412	$18.81	5.9%	6.0%
2025	246	2,080	41,609	20.00	12.4%	13.6%
2026	224	1,546	29,019	18.77	9.3%	9.5%
2027	247	2,365	48,497	20.50	14.1%	15.9%
2028	301	2,728	52,599	19.28	16.3%	17.2%
2029	186	1,700	32,491	19.12	10.2%	10.6%
2030	100	776	16,665	21.47	4.7%	5.4%
2031	81	753	13,337	17.72	4.5%	4.4%
2032	138	755	18,508	24.52	4.5%	6.1%
2033	136	839	19,084	22.74	5.0%	6.2%
Total	1,826	14,521	$290,221	$19.99	86.9%	94.9%

The following table shows the impact of tenant lease expirations through 2033 at the Company’s 13 shopping centers owned through unconsolidated joint ventures, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2024	38	479	$6,117	$12.76	12.3%	10.5%
2025	48	452	7,132	15.78	11.6%	12.3%
2026	51	449	6,890	15.35	11.5%	11.9%
2027	42	546	9,004	16.50	14.0%	15.5%
2028	51	541	8,765	16.20	13.9%	15.1%
2029	31	229	4,307	18.80	5.9%	7.4%
2030	13	60	1,249	20.91	1.5%	2.1%
2031	15	278	4,859	17.47	7.1%	8.4%
2032	19	158	2,677	16.92	4.1%	4.6%
2033	17	233	4,185	17.99	6.0%	7.2%
Total	325	3,425	$55,185	$16.11	87.9%	95.0%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2023

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arizona
1	Chandler, AZ	Chandler Center	2016	2022	7	$302	$43.58	—
2	Mesa, AZ	Shops at Power and Baseline	2016	2022	4	$214	$56.22	—
3	Peoria, AZ	Shops at Lake Pleasant	2023	2023	47	$1,806	$40.05	—
4	Phoenix, AZ	Ahwatukee Foothills Towne Center(2)	2013	1998	691	$12,280	$18.17	AMC Theatres, Best Buy, Big Lots, Burlington, HomeGoods, JOANN, Lina Home Furnishings, Marshalls, Michaels, OfficeMax, Ross Dress for Less, Sprouts Farmers Market
5	Phoenix, AZ	Arrowhead Crossing	1995	1996	353	$5,897	$16.88	Burlington, DSW, Golf Galaxy, Hobby Lobby, HomeGoods, Nordstrom Rack, Staples, T.J. Maxx
6	Phoenix, AZ	Deer Valley Towne Center	1996	1999	190	$3,843	$20.82	Michaels, PetSmart, Ross Dress for Less
7	Phoenix, AZ	Paradise Village Gateway	2004	2003	295	$4,811	$26.16	PetSmart, Ross Dress for Less, Sun & Ski Sports
8	Scottsdale, AZ	Artesia Village	2007	2022	21	$872	$40.85	—
9	Scottsdale, AZ	Northsight Plaza	2004	2022	10	$333	$34.46	—
10	Tempe, AZ	Broadway Center	2015	2022	11	$392	$36.68	—

	California
11	Fontana, CA	Falcon Ridge Town Center	2005	2013	277	$6,540	$23.61	24 Hour Fitness, Michaels, Ross Dress for Less, Stater Bros Markets
12	Lafayette, CA	La Fiesta Square	1993	2022	53	$2,211	$54.99	—
13	Lafayette, CA	Lafayette Mercantile	2006	2022	22	$1,210	$55.92	—
14	Long Beach, CA	The Pike Outlets(3)	2015	DEV	389	$6,234	$24.81	Cinemark, H & M, Nike, Restoration Hardware
15	Oakland, CA	Whole Foods at Bay Place	2006	2013	57	$2,919	$51.02	Whole Foods
16	Richmond, CA	Hilltop Plaza(2)	2000	2002	246	$3,387	$15.76	99 Cents Only, Century Theatre, City Sports Club, dd's Discounts, Ross Dress for Less
17	Roseville, CA	Creekside Plaza	2007	2014	32	$1,317	$42.04	—
18	Roseville, CA	Ridge at Creekside	2007	2014	243	$4,449	$27.40	Macy's Furniture Gallery, REI, World Market

	Colorado
19	Centennial, CO	Centennial Promenade	2002	1997	443	$7,313	$20.83	American Freight, Conn's, Golf Galaxy, HomeGoods, Michaels, Ross Dress for Less, Stickley Furniture, Total Wine & More
20	Colorado Springs, CO	Chapel Hills East	2000	2011	225	$3,210	$14.28	Barnes & Noble, Best Buy, DSW, Nordstrom Rack, Old Navy, Pep Boys, Whole Foods
21	Colorado Springs, CO	Chapel Hills West	1996	2014	225	$2,179	$12.12	Burlington, PetSmart, Ross Dress for Less, Urban Air Adventure Park
22	Denver, CO	Parker Keystone	2018	2023	17	$640	$40.73	—
23	Denver, CO	Shops on Montview	2020	2022	9	$324	$37.90	—
24	Denver, CO	University Hills	1997	2003	236	$4,979	$21.52	King Soopers, Marshalls, Michaels
25	Parker, CO	FlatAcres MarketCenter (3)	2003	2003	136	$2,016	$17.81	24 Hour Fitness, Michaels
26	Parker, CO	Parker Pavilions	2003	2003	96	$2,083	$22.29	Office Depot

	Connecticut
27	Guilford, CT	Guilford Commons	2015	DEV	129	$1,739	$21.95	The Fresh Market
28	Plainville, CT	Connecticut Commons(2)	2013	DEV	561	$7,026	$13.77	AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, PetSmart

SITE Centers Corp.

Shopping Center Property List at December 31, 2023

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Florida
29	Boca Raton, FL	Shops at Boca Center	1986	2022	117	$4,492	$42.07	Total Wine & More
30	Boynton Beach, FL	Village Square at Golf	2002	2007	135	$2,051	$17.09	KC Mart
31	Brandon, FL	Lake Brandon Village	2004	2003	114	$1,765	$15.48	PetSmart, Scandinavian Designs, Sprouts Farmers Market
32	Brandon, FL	The Collection at Brandon Boulevard(3)	2021	DEV	222	$3,068	$13.80	Bealls OUTLET, Chuck E. Cheese's, Crunch Fitness, Kane's Furniture
33	Casselberry, FL	Casselberry Commons	2010	2007	245	$3,524	$16.10	Burlington, Publix, Ross Dress for Less, T.J. Maxx
34	Delray Beach, FL	Shoppes at Addison Place	2000	2021	56	$2,476	$47.05	—
35	Estero, FL	Estero Crossing	2022	2023	34	$986	$33.66	—
36	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	73	$800	$12.73	Publix
37	Jupiter, FL	Concourse Village	2004	2015	134	$2,520	$19.04	Ross Dress for Less, T.J. Maxx
38	Miami, FL	The Shops at Midtown Miami	2006	DEV	467	$10,611	$23.15	Dick's Sporting Goods, HomeGoods, Marshalls, Nordstrom Rack, Ross Dress for Less, Target, west elm
39	Naples, FL	Carillon Place	1994	1995	265	$3,939	$16.00	Bealls OUTLET, DSW, OfficeMax, Ross Dress for Less, T.J. Maxx, Walmart Market
40	Orlando, FL	Lee Vista Promenade	2016	2018	314	$5,343	$17.58	Academy Sports, Bealls OUTLET, Epic Theatres, HomeGoods, Michaels, Ross Dress for Less
41	Orlando, FL	Millenia Crossing	2009	2015	100	$2,353	$24.39	Nordstrom Rack
42	Palm Harbor, FL	The Shoppes of Boot Ranch	1990	1995	52	$1,402	$29.14	—
43	Plantation, FL	The Fountains	2010	2007	430	$6,857	$16.93	Dick's Sporting Goods, JOANN, Kohl's, Marshalls/HomeGoods, Total Wine & More, Urban Air Trampoline & Adventure Park
44	Tamarac, FL	Midway Plaza	1985	2007	228	$2,909	$14.95	Publix, Ross Dress for Less
45	Tampa, FL	Southtown Center	2005	IPO	44	$1,433	$39.35	—
46	Winter Garden, FL	Winter Garden Village	2007	2013	759	$16,794	$22.35	Bealls, Best Buy, Burlington, Forever 21, Havertys, JOANN, LA Fitness, Market By Macy's, Marshalls, PetSmart, Ross Dress for Less, Staples

	Georgia
47	Alpharetta, GA	Alpha Soda Center	2021	2023	15	$585	$39.98	—
48	Alpharetta, GA	Shoppes of Crabapple	2006	2022	8	$248	$29.63	—
49	Atlanta, GA	Hammond Springs	2008	2021	69	$2,123	$31.67	—
50	Atlanta, GA	Parkwood Shops	1996	2022	20	$423	$24.62	—
51	Atlanta, GA	Perimeter Pointe	2002	1995	360	$4,056	$17.46	Dick's Sporting Goods, HomeGoods, LA Fitness, Regal Cinemas
52	Cumming, GA	Cumming Marketplace	1999	2003	310	$4,425	$14.34	Lowe's, Marshalls, Michaels, OfficeMax
53	Cumming, GA	Cumming Town Center	2007	2013	311	$4,899	$16.85	Ashley Furniture HomeStore, Best Buy, Burlington, Dick's Sporting Goods, T.J. Maxx/HomeGoods
54	Douglasville, GA	Market Square	1990	2007	125	$1,625	$13.31	Aaron's
55	Kennesaw, GA	Barrett Corners	2022	2023	19	$881	$47.14	—
56	Marietta, GA	Towne Center Prado(2)	2002	1995	287	$3,467	$12.92	Going Going Gone, Publix, Ross Dress for Less
57	Roswell, GA	Sandy Plains Village	2013	2007	174	$2,384	$14.32	Movie Tavern, Painted Tree Marketplace
58	Snellville, GA	Presidential Commons	2000	2007	274	$3,740	$16.18	Burlington, JOANN, Kroger
59	Snellville, GA	Presidential Plaza North	2023	2023	11	$460	$42.50	—
60	Suwanee, GA	Johns Creek Town Center	2004	2003	303	$4,918	$16.48	HomeGoods, Kohl's, Market By Macy's, Michaels, PetSmart, Sprouts Farmers Market

SITE Centers Corp.

Shopping Center Property List at December 31, 2023

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Illinois
61	Chicago, IL	3030 North Broadway	2016	2017	132	$4,691	$35.61	Mariano's, XSport Fitness
62	Chicago, IL	The Maxwell	2014	2014	240	$5,778	$25.73	Burlington, Dick's Sporting Goods, Nordstrom Rack, T.J. Maxx
63	Deer Park, IL	Deer Park Town Center(4)	2004	DEV	357	$9,001	$33.42	Century Theatre, Crate & Barrel, Gap
64	Schaumburg, IL	Woodfield Village Green	2015	1995	360	$8,352	$23.69	Bloomingdale's The Outlet Store, Container Store, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Sierra Trading Post, Trader Joe's
65	Tinley Park, IL	Brookside Marketplace(2)	2013	2012	317	$4,632	$15.82	Best Buy, Dick's Sporting Goods, HomeGoods, Michaels, PetSmart, Ross Dress for Less, T.J. Maxx

	Maryland
66	Timonium, MD	Foxtail Center	1997	2023	30	$1,039	$34.63	—

	Massachusetts
67	Framingham, MA	Shops at Framingham	1994	1995	19	$957	$56.90	—

	Missouri
68	Brentwood, MO	The Promenade at Brentwood	1998	1998	338	$5,435	$16.09	Burlington, Micro Center, PetSmart, Target, Trader Joe's
69	Independence, MO	Independence Commons(2)	1999	1995	386	$5,544	$15.39	AMC Theatres, Best Buy, Bob's Discount Furniture, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
70	East Hanover, NJ	East Hanover Plaza	1994	2007	98	$2,093	$21.35	HomeGoods, HomeSense
71	Edgewater, NJ	Edgewater Towne Center	2000	2007	76	$2,160	$31.46	Whole Foods
72	Freehold, NJ	Freehold Marketplace	2005	DEV	21	$768	$37.18	—
73	Hamilton, NJ	Hamilton Marketplace	2004	2003	541	$10,757	$20.66	Barnes & Noble, Burlington, Kohl's, Michaels, Ross Dress for Less, ShopRite, Staples
74	Princeton, NJ	Nassau Park Pavilion	2021	1997	757	$11,141	$15.90	At Home, Best Buy, Burlington, Dick's Sporting Goods, HomeGoods, HomeSense, Michaels, PetSmart, Raymour & Flanigan, T.J. Maxx, Wegmans
75	Union, NJ	Route 22 Retail Center(2)	1997	2007	112	$1,844	$16.43	Big Lots, Dick's Sporting Goods
76	Voorhees, NJ	Echelon Village Plaza	2002	2015	89	$1,049	$13.46	The Edge Fitness Clubs

	New York
77	Hempstead, NY	The Hub	2001	2015	249	$3,312	$13.41	Home Depot, Stop & Shop

	North Carolina
78	Chapel Hill, NC	Meadowmont Village(2)	2002	2007	185	$2,149	$22.62	Harris Teeter
79	Charlotte, NC	Belgate Plaza	2017	DEV	20	$738	$36.46	—
80	Charlotte, NC	Belgate Shopping Center	2017	2013	269	$4,330	$16.08	Burlington, Cost Plus World Market, Hobby Lobby, Marshalls, Old Navy, PetSmart, T.J. Maxx

SITE Centers Corp.

Shopping Center Property List at December 31, 2023

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
81	Charlotte, NC	Carolina Pavilion	1997	2012	701	$8,947	$14.75	AMC Theatres, American Freight Outlet Stores, AutoZone, Big Lots, Burlington, Conn's, Floor & Decor,Frontgate Outlet Store, JOANN, Nordstrom Rack, Old Navy, Ross Dress for Less, Value City Furniture
82	Charlotte, NC	Point at University	2022	2023	14	$558	$38.58	—
83	Cornelius, NC	The Shops at The Fresh Market	2001	2007	132	$2,335	$17.94	HomeSense, The Fresh Market, Total Wine & More
84	Raleigh, NC	Poyner Place(2)	2012	2012	252	$4,037	$16.68	Cost Plus World Market, Marshalls, Michaels, Ross Dress for Less, Urban Air Trampoline & Adventure Park
85	Wilmington, NC	University Centre(2)	2001	IPO	418	$3,734	$10.83	Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less

	Ohio
86	Cincinnati, OH	Kenwood Square	2017	2013	427	$7,617	$17.95	Big Sandy Superstore, Dick's Sporting Goods, Macy's Furniture Gallery, Marshalls/HomeGoods, Michaels, T.J. Maxx, The Fresh Market
87	Columbus, OH	Easton Market	2013	1998	502	$7,542	$15.89	Burlington, DSW, HomeGoods, Marshalls, Michaels, Nordstrom Rack, PetSmart, Ross Dress for Less, Sierra Trading Post, T.J. Maxx, Value City Furniture
88	Columbus, OH	Polaris Towne Center	1999	2011	459	$7,516	$17.03	Best Buy, Big Lots, JOANN, Kroger, OfficeMax, T.J. Maxx
89	Stow, OH	Stow Community Center	2008	DEV	406	$4,901	$12.49	Giant Eagle, Hobby Lobby, HomeGoods, Kohl's, T.J. Maxx

	Oregon
90	Hillsboro, OR	Tanasbourne Town Center	2001	1996	291	$4,605	$24.80	Marshalls, Michaels, Ross Dress for Less, Sierra Trading Post
91	Portland, OR	The Blocks	2001	2019	97	$2,428	$36.07	—

	Pennsylvania
92	Easton, PA	Southmont Plaza	2004	2015	251	$3,314	$16.81	Barnes & Noble, Best Buy, Dick's Sporting Goods, Michaels, Staples

	South Carolina
93	Charleston, SC	Ashley Crossing(2)	2011	2003	208	$2,253	$11.36	Food Lion, JOANN, Kohl's, Marshalls

	Tennessee
94	Brentwood, TN	Cool Springs Pointe	2004	2000	198	$3,179	$16.05	Best Buy, Restoration Hardware, Ross Dress for Less

	Texas
95	Austin, TX	Oaks at Slaughter	2021	2023	26	$857	$35.43	—
96	Highland Village, TX	The Marketplace at Highland Village	2007	2013	207	$3,531	$18.57	DSW, LA Fitness, T.J. Maxx/HomeGoods
97	Houston, TX	Briarcroft Center	2006	2023	33	$1,332	$41.25	—
98	Houston, TX	Marketplace at 249	2022	2023	17	$638	$38.36	—
99	Houston, TX	Shops at Tanglewood	2019	2022	26	$938	$48.55	—
100	Round Rock, TX	Vintage Plaza	2003	2019	41	$1,039	$27.90	—
101	San Antonio, TX	Bandera Pointe	2002	DEV	441	$4,876	$11.46	Barnes & Noble, Gold's Gym, JOANN, Lowe's, Old Navy, PetSmart, Ross Dress for Less, T.J. Maxx, Urban Air Trampoline & Adventure Park
102	San Antonio, TX	Shops at Bandera Pointe	2002	2002	48	$1,159	$25.69	—
103	San Antonio, TX	Village at Stone Oak	2007	DEV	442	$6,859	$18.89	Alamo Drafthouse Cinema, Hobby Lobby, HomeGoods, Ross Dress for Less

SITE Centers Corp.

Shopping Center Property List at December 31, 2023

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Virginia
104	Charlottesville, VA	Emmet Street North	2020	2021	2	$182	$78.55	—
105	Charlottesville, VA	Emmet Street Station	2018	2021	11	$513	$54.50	—
106	Fairfax, VA	Boulevard Marketplace	2012	2022	19	$742	$41.48	—
107	Fairfax, VA	Fairfax Marketplace	2008	2022	19	$1,099	$58.26	—
108	Fairfax, VA	Fairfax Pointe	2010	2022	10	$524	$49.91	—
109	Fairfax, VA	Fairfax Towne Center	1994	1995	253	$3,167	$25.60	JOANN, Regal Cinemas, Safeway, T.J. Maxx
110	Midlothian, VA	Commonwealth Center(2)	2002	2007	166	$2,505	$15.94	Michaels, Painted Tree Marketplace, The Fresh Market
111	Midlothian, VA	Towne Crossing Shops	2003	2023	7	$282	$39.79	—
112	Richmond, VA	Downtown Short Pump	2000	2007	126	$2,809	$22.30	Barnes & Noble, Regal Cinemas
113	Richmond, VA	White Oak Village	2008	2014	432	$6,567	$16.45	JCPenney, K&G Fashion Superstore, Michaels, PetSmart, Publix
114	Springfield, VA	Springfield Center	1999	2007	177	$3,210	$23.12	Barnes & Noble, DSW, Marshalls, Michaels, The Tile Shop

(1)
Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2023.
(2)
SITE ownership interest at 20%.
(3)
Indicates the asset or a portion of the asset is subject to a ground lease. All other assets are owned fee simple.
(4)
SITE ownership interest at 50%.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.” As of February 15, 2024, there were 3,523 record holders. This figure excludes non-registered holders that held their shares in "street name" through various brokerage firms, and therefore, does not represent the actual number of beneficial owners of the Company’s common shares.

The Company’s Board of Directors is responsible for establishing and, if appropriate, modifying the Company’s dividend policy. The Board of Directors intends to pursue a dividend policy retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities). The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors and will be subject to the Company’s cash flow from operations, earnings, financial condition, capital and debt service requirements and such other factors as the Board of Directors considers relevant. The Company’s future dividend policy may also be influenced by future transactional activity including asset sales. The Company is required by the Code to distribute at least 90% of its REIT taxable income. The Company intends to continue to declare quarterly dividends on its common shares; however, there can be no assurances as to the timing and amounts of future dividends.

In December 2023, the Company declared a special dividend attributable to significant disposition activity consummated in 2023 of $0.16 per common share, paid on January 12, 2024, to shareholders of record at the close of business on December 27, 2023. In February 2024, the Company declared its first-quarter 2024 dividend of $0.13 per common share, payable on April 5, 2024, to shareholders of record at the close of business on March 14, 2024.

Certain of the Company’s indentures contain financial and operating covenants including the requirement that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status.

The Company has a dividend reinvestment plan under which registered shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect that common shares be purchased in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
October 1-31, 2023	—	—	—	$—
November 1-30, 2023	—	—	—	—
December 1-31, 2023	—	—	—	—
Total	—	—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the new program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares and has no expiration date. As of December 31, 2023, the Company had repurchased 2.0 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million, or $13.44 per share.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of December 31, 2023, the Company’s portfolio consisted of 114 shopping centers (including 13 shopping centers owned through unconsolidated joint ventures). At December 31, 2023, the Company owned 22.6 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At December 31, 2023, the aggregate occupancy of the Company’s operating shopping center portfolio was 92.0% on a pro rata basis, and the average annualized base rent per occupied square foot was $20.35 on a pro rata basis.

Current Strategy

The overall investment, operating and financing policies of the Company, which govern a variety of activities, such as capital allocations, dividends and status as a REIT, are determined by management and the Board of Directors. The Board of Directors may amend or revise the Company’s policies from time to time without a vote of the Company’s shareholders.

The Company’s mission is to own and manage open-air shopping centers located in suburban, high household income communities. The Company strives to deliver total shareholder returns through earnings and cash flow growth, a sustainable dividend and a strong balance sheet that is well positioned through various economic cycles.

In October 2023, the Company announced a plan to spin off its convenience assets into a separate, publicly traded REIT to be named Curbline Properties Corp. (“Curbline”) in recognition of the distinct characteristics and opportunities within the Company’s unanchored and grocery and power center portfolios. Convenience properties are positioned on the curbline of well-trafficked intersections, offering enhanced access and visibility relative to other retail property types. The properties generally consist of a ubiquitous row of primarily small-shop units along with dedicated parking leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s site plan and depth of leasing prospects generally reduce operating capital expenditures and provide significant tenant diversification.
In addition, the Company has obtained a financing commitment for a $1.1 billion mortgage facility (the “Mortgage Facility”) which is expected to close prior to the consummation of the spin-off with loan and additional asset sale proceeds expected to be used to repay all of the Company’s outstanding unsecured indebtedness.

As of December 31, 2023, the Company had a portfolio of 65 wholly-owned convenience assets that are expected to be included in the Curbline portfolio, including properties separated or in the process of being separated from existing Company properties. The median property size within the Curbline portfolio as of December 31, 2023 was approximately 20,000 square feet with 92% of base rent generated by units less than 10,000 square feet. The Company intends to acquire additional convenience properties prior to the spin-off that will be included in the Curbline portfolio, funded through additional Company dispositions, retained cash flow and cash on hand.

Curbline is expected to be in a net cash position at the time of its separation from the Company with cash on hand, a preferred investment in the Company, and an unsecured, undrawn line of credit. Curbline is not expected to have any debt outstanding at the time of its separation from the Company and therefore Curbline is expected to have significant capacity to utilize sources of debt capital in order to fund asset growth.

The Company currently expects to complete the separation of Curbline on or around October 1, 2024. Following the separation of Curbline, the Company intends to realize value through operations and, depending on market conditions, the sale of additional assets. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values.

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease-up of the portfolio, rent commencement with respect to recently executed leases and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows.

Transaction and Capital Markets Highlights

Transaction and investment highlights during 2023 include the following:

•
Acquired 12 convenience centers in Arizona, Colorado, Florida, Georgia, Maryland, North Carolina, Texas and Virginia for an aggregate purchase price of $165.1 million;

•
Sold 17 wholly-owned shopping centers for an aggregate gross sales price of $854.5 million;
•
Sold five joint venture shopping centers for an aggregate gross sales price of $112.2 million ($22.4 million at the Company’s share);
•
Closed on a five-year, $100.0 million mortgage financing for Nassau Park Pavilion (Princeton, New Jersey);
•
Closed on five-year, $380.6 million ($76.1 million at the Company’s share) mortgage secured by the 10-property Dividend Trust Portfolio joint venture portfolio;
•
Repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share (including fees);
•
Repurchased 140,633 Operating Partnership Units (“OP Units”) in a privately negotiated transaction at an aggregate cost of $1.7 million, or $12.34 per share and
•
Declared aggregate quarterly cash dividends of $0.52 per common share in addition to a special dividend on account of significant disposition activity of $0.16 per common share paid in January 2024.

Operational Accomplishments

The Company believes the strong leasing volumes are attributable to the concentration of the Company’s portfolio in suburban, high household income communities and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations.

Operating highlights for 2023 included:

•
Signed new leases and renewals for approximately 3.3 million square feet of GLA, which included 0.6 million square feet of new leasing volume, both on a pro rata basis;
•
Achieved new cash lease spreads of 29.5% and renewal spreads of 6.5% at the Company’s pro rata share;
•
Increased annualized base rent per occupied square foot on a pro rata basis to $20.35 at December 31, 2023, as compared to $19.52 at December 31, 2022, primarily due to asset sales and was also favorably impacted by property acquisitions and leasing results and
•
Aggregate occupancy was 92.0% at December 31, 2023 on a pro rata basis compared to 92.4% at December 31, 2022. The year over year decline primarily was related to the recapture of units previously leased by Bed, Bath & Beyond and the sale of properties with an average occupancy rate of 97.2%, partially offset by new leasing activity.

Retail Environment

The Company continued to see demand from a broad range of tenants for its space in 2023, particularly as large national retailers launched new brand concepts and further incorporated omni-channel strategies leveraging brick and mortar infrastructure to fulfill online purchases and drive incremental business. Although certain retailers announced bankruptcies and/or store closures in 2023, other retailers, specifically those in the value and convenience category, continue to expand their store fleets and launch new concepts. As a result, the Company believes that its prospects to backfill spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts will likely require additional capital expenditures and opportunities to lease any vacant theater spaces may be more limited. Many of the Company’s largest tenants, including TJX Companies, Dick’s Sporting Goods, Ross and Burlington, remain well positioned with access to capital and have outperformed other retail categories on a relative basis.

Company Fundamentals

The following table lists the Company’s tenants that equal or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenue and the respective Company-owned shopping center GLA as of December 31, 2023, for the following (1) the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined, (2) the wholly-owned properties and (3) the unconsolidated joint ventures presented at 100%:

			At 100%
	At SITE Centers' Share		Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	5.2%	7.1%	5.3%	7.2%	3.9%	4.9%
Dick's Sporting Goods(B)	2.5%	2.7%	2.5%	2.7%	3.5%	4.4%
Ross Stores(C)	2.2%	3.1%	2.2%	3.0%	4.6%	5.6%
Burlington	2.1%	2.5%	2.2%	2.6%	0.8%	1.0%
PetSmart	2.1%	2.2%	2.1%	2.3%	1.5%	1.3%
Nordstrom Rack	1.6%	1.5%	1.7%	1.6%	—	—
Michaels	1.6%	2.3%	1.6%	2.3%	2.0%	2.3%
Gap(D)	1.6%	1.5%	1.5%	1.4%	2.8%	2.7%
Kroger(E)	1.5%	1.6%	1.5%	1.7%	1.1%	1.1%
Ulta	1.5%	1.1%	1.5%	1.1%	1.4%	1.0%
Best Buy	1.5%	1.7%	1.4%	1.7%	3.2%	3.4%

(A)
Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading, HomeSense and Combo Store
(B)
Includes Dick’s Sporting Goods and Golf Galaxy
(C)
Includes Ross Dress for Less and dd’s Discounts
(D)
Includes Gap, Old Navy and Banana Republic
(E)
Includes Kroger, Harris Teeter, King Soopers, Mariano’s and Lucky’s

The Company leased approximately 3.6 million square feet (3.3 million square feet at the Company’s share) of GLA in 2023 in its wholly-owned and joint venture portfolios, composed of 112 new leases and 327 renewals, for a total of 439 leases executed in 2023. At December 31, 2023, the Company had 205 leases expiring in 2024 with an average base rent per square foot of $18.35 on a pro rata basis. For the comparable leases executed in 2023, at the Company’s interest, the Company generated positive cash leasing spreads of 29.5% for new leases and 6.5% for renewals, or 9.0% on a blended basis. Cash leasing spreads are a key metric in real estate, representing the percentage increase of the tenant’s annual base rent in the first year of the newly executed or renewal lease, over the annual base rent applicable to the final year of the previous lease term, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity and exclude properties in redevelopment. The Company’s cash leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2023, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.90 per rentable square foot, on a pro rata basis, over the lease term, as compared to $7.42 per rentable square foot in 2022. The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2023 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2023	2022
Net income attributable to common shareholders	$254,547	$157,563
FFO attributable to common shareholders	$240,199	$250,991
Operating FFO attributable to common shareholders	$247,872	$253,346
Earnings per share – Diluted	$1.21	$0.73

For the year ended December 31, 2023, the increase in net income attributable to common shareholders, as compared to the prior year, primarily was attributable to higher gain on asset sales. The decrease in FFO and Operating FFO attributable to common shareholders generally was due to the impact of property sales and lower management fees from joint ventures partially offset by property Net Operating Income (“NOI”) growth and the impact of property acquisitions.

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

RESULTS OF OPERATIONS

For the comparison of the Company’s 2023 performance to 2022 presented below, consolidated shopping center properties owned as of January 1, 2022, are referred to herein as the “Comparable Portfolio Properties.” The discussion of the Company’s 2022 performance compared to 2021 performance is set forth in “—Comparison of 2022 and 2021 Results of Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Revenues from Operations (in thousands)

	2023	2022	$ Change
Rental income(A)	$537,066	$537,106	$(40)
Fee and other income(B)	9,209	15,247	(6,038)
Total revenues	$546,275	$552,353	$(6,078)

(A)
The following table summarizes the key components of rental income (in thousands):

Contractual Lease Payments	2023	2022	$ Change
Base and percentage rental income(1)	$396,353	$391,883	$4,470
Recoveries from tenants(2)	134,816	133,574	1,242
Uncollectible revenue(3)	(1,417)	1,388	(2,805)
Lease termination fees, ancillary and other rental income	7,314	10,261	(2,947)
Total contractual lease payments	$537,066	$537,106	$(40)

(1)
The changes in base and percentage rental income were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$11.5
Comparable Portfolio Properties	15.9
Disposition of shopping centers	(22.9)
Straight-line rents	—
Total	$4.5

The increase within the Comparable Portfolio Properties includes the write-off of approximately $8.4 million of below-market lease intangibles due to the early termination of tenant leases.

At December 31, 2023 and 2022, the Company owned 101 wholly-owned properties as of each balance sheet date that had an aggregate occupancy rate of 92.1% and 92.6%, respectively, and an average annualized base rent per occupied square foot of $20.46 and $19.61, respectively.

(2)
Recoveries from tenants were approximately 81.4% and 78.6% of operating expenses and real estate taxes for the years ended December 31, 2023 and 2022, respectively. The increase in the recovery percentage primarily was due to a combination of transactional activity and a decrease in non-recoverable landlord expenses.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.

(B) Fee and Other Income was primarily earned from the Company’s unconsolidated joint ventures. The decrease primarily relates to lower fee revenue from joint ventures as a result of asset sales. The components of Fee and Other Income are presented in Note 1, “Summary of Significant Accounting Policies - Fee and Other Income,” to the Company’s consolidated financial statements included herein. Decreases in the number of assets under management will impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise. See “— Sources and Uses of Capital” included elsewhere herein.

Expenses from Operations (in thousands)

	2023	2022	$ Change
Operating and maintenance(A)	$88,959	$89,278	$(319)
Real estate taxes(A)	76,762	80,706	(3,944)
Impairment charges(B)	—	2,536	(2,536)
General and administrative(C)	50,867	46,564	4,303
Depreciation and amortization(A)	212,460	203,546	8,914
	$429,048	$422,630	$6,418
(A)
The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$2.9	$2.9	$7.5
Comparable Portfolio Properties	0.7	(0.4)	1.9
Disposition of shopping centers	(3.9)	(6.4)	(0.5)
	$(0.3)	$(3.9)	$8.9

The increase in depreciation for the Comparable Portfolio Properties was primarily due to the acceleration of depreciation related to terminations and write-off of intangibles.

(B)
There were no impairment charges recorded for the year ended December 31, 2023. Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions, (ii) various courses of action that may occur or (iii) estimated holding periods could result in the recognition of additional impairment charges. Impairment charges are presented in Note 12, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

(C)
General and administrative expenses for the years ended December 31, 2023 and 2022, were approximately 7.9% and 6.8% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures and managed properties for the comparable periods. The increase is primarily attributable to a May 2023 restructuring plan, which included a voluntary retirement offer and other costs to align the Company’s cost structure and technology platform with current and future expected operations and resulted in charges to general and administrative costs of $5.0 million for the year ended December 31, 2023. For the year ended December 31, 2023, general and administrative expenses of $50.9 million, less the separation charges and other costs of $5.0 million, were approximately 7.2% of total revenues. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2023	2022	$ Change
Interest expense(A)	$(82,002)	$(77,692)	$(4,310)
Other income (expense), net(B)	3,189	(2,540)	5,729
	$(78,813)	$(80,232)	$1,419
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2023	2022
Weighted-average debt outstanding (in billions)	$1.8	$1.8
Weighted-average interest rate	4.5%	4.1%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity and prudent leverage levels. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.3% and 4.1% at December 31, 2023 and 2022, respectively. At December 31, 2023, the weighted-average maturity (without extensions) was 2.5 years. Interest costs capitalized in conjunction with redevelopment projects were $1.2 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

(B)
In 2023, includes interest income, net of fees, of $4.4 million, derivative mark-to-market impact of $2.1 million related to the partial hedge on the potential interest rate impact to yield maintenance premiums on outstanding unsecured notes, partially offset by transaction costs and debt extinguishment costs totaling $3.3 million.

Other Items (in thousands)

	2023	2022	$ Change
Equity in net income of joint ventures(A)	$6,577	$27,892	$(21,315)
Gain on sale and change in control of interests(B)	3,749	45,581	(41,832)
Gain on disposition of real estate, net(C)	219,026	46,644	172,382
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,045)	(816)	(1,229)
Income attributable to non-controlling interests, net	(18)	(73)	55
(A)
The 2023 results include gains recorded on the sale of assets offset by the reduction of income as a result of asset sales closed in 2023 and 2022. At December 31, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 18 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2023, the Company recorded a gain related to additional proceeds received related to an unconsolidated joint venture that sold its sole asset, a parcel of undeveloped land in Richmond Hill, Ontario, which was considered contingent at the time of the sale. In 2022, the Company recorded a $3.3 million gain from the acquisition of its joint venture partner’s 80% equity interest in an asset (Casselberry Commons) owned by the DDRM Joint Venture, a $16.8 million gain from the sale of its 20% interest in the SAU Joint Venture to its partner and a $25.4 million gain from the sale of its 50% interest in Lennox Town Center to its partner.
(C)
The Company sold 17 wholly-owned shopping centers in 2023 and five wholly-owned shopping centers and land parcels in 2022. See “— Sources and Uses of Capital” included elsewhere herein.

Net Income (in thousands)

	2023	2022	$ Change
Net income attributable to SITE Centers	$265,703	$168,719	$96,984

The increase in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to the gain recorded from wholly-owned asset sales. Additionally, the 2023 results were also impacted by lower joint venture management fees, higher interest expense, higher depreciation expense and separation and charges included within general and administrative expenses, relating to the restructuring plan initiated in May 2023, partially offset by base rent growth, the write-off of below-market lease intangibles and the net impact of property acquisitions.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	$ Change
FFO attributable to common shareholders	$240,199	$250,991	$(10,792)
Operating FFO attributable to common shareholders	247,872	253,346	(5,474)

The decrease in FFO for the year ended December 31, 2023, as compared to the prior-year period, was primarily attributable to lower management fees and income from joint ventures and higher interest and general and administrative expenses, partially offset by base rent growth, the write-off of below-market lease intangibles and the net impact of property acquisitions. The change in Operating FFO primarily was due to the same drivers impacting FFO but excludes the impact of the separation and other charges, included within general and administrative expenses, relating to the restructuring plan initiated in May 2023, transaction costs related to the spin-off of Curbline and derivative fair value adjustments.

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

	For the Year Ended December 31,
	2023	2022
Net income attributable to common shareholders	$254,547	$157,563
Depreciation and amortization of real estate investments	207,005	198,662
Equity in net income of joint ventures	(6,577)	(27,892)
Joint ventures' FFO(A)	7,981	12,274
Non-controlling interests (OP Units)	18	73
Impairment of real estate	—	2,536
Gain on sale and change in control of interests	(3,749)	(45,581)
Gain on disposition of real estate, net	(219,026)	(46,644)
FFO attributable to common shareholders	240,199	250,991
Separation and other charges	5,752	—
Transaction, debt extinguishment and other (at SITE's share)	4,024	2,740
Derivative mark-to-market	(2,103)	—
RVI disposition fees	—	(385)
Non-operating items, net	7,673	2,355
Operating FFO attributable to common shareholders	$247,872	$253,346

(A)
At December 31, 2023 and 2022, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 18 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Net income attributable to unconsolidated joint ventures	$21,246	$106,846
Depreciation and amortization of real estate investments	32,578	46,518
Impairment of real estate	—	17,550
Gain on disposition of real estate, net	(21,316)	(120,097)
FFO	$32,508	$50,817
FFO at SITE Centers' ownership interests	$7,981	$12,274
Operating FFO at SITE Centers' ownership interests	$8,742	$13,128

Net Operating Income and Same Store Net Operating Income

Definition and Basis of Presentation

The Company uses NOI, which is a non-GAAP financial measure, as a supplemental performance measure. NOI is calculated as property revenues less property-related expenses. The Company believes NOI provides useful information to investors regarding the Company’s financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level and, when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the Year Ended December 31, 2023
	2023	2022	2023	2022
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$265,703	$168,719	$265,703	$168,719
Fee income	(6,817)	(11,546)	(6,817)	(11,546)
Interest expense	82,002	77,692	82,002	77,692
Depreciation and amortization	212,460	203,546	212,460	203,546
General and administrative	50,867	46,564	50,867	46,564
Other (income) expense, net	(3,189)	2,540	(3,189)	2,540
Impairment charges	—	2,536	—	2,536
Equity in net income of joint ventures	(6,577)	(27,892)	(6,577)	(27,892)
Tax expense	2,045	816	2,045	816
Gain on sale and change in control of interests	(3,749)	(45,581)	(3,749)	(45,581)
Gain on disposition of real estate, net	(219,026)	(46,644)	(219,026)	(46,644)
Income from non-controlling interests	18	73	18	73
Consolidated NOI	$373,737	$370,823	$373,737	$370,823
Less: Non-Same Store NOI adjustments			(69,445)	(74,177)
Total Consolidated SSNOI			$304,292	$296,646

Consolidated SSNOI % Change			2.6%

Net income from unconsolidated joint ventures	$21,246	$106,846	$4,625	$22,248
Interest expense	25,601	34,055	5,840	7,664
Depreciation and amortization	32,578	46,518	7,656	10,457
Impairment charges	—	17,550	—	3,510
Other (income) expense, net	10,467	12,303	2,345	2,766
Gain on disposition of real estate, net	(21,316)	(120,097)	(4,265)	(23,965)
Unconsolidated NOI	$68,576	$97,175	$16,201	$22,680
Less: Non-Same Store NOI adjustments			(1,280)	(7,800)
Total Unconsolidated SSNOI at SITE share			$14,921	$14,880

Unconsolidated SSNOI % Change			0.3%

SSNOI % Change at SITE Share			2.5%

The SSNOI increase for the full year ended December 31, 2023, as compared to the prior-year period, was primarily attributable to minimum rent increases related to rent steps, favorable net recoveries, percentage, overage and ancillary rents offset by increases in uncollectible revenues.

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

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.6 billion at December 31, 2023, as compared to $1.7 billion at December 31, 2022.

At December 31, 2023, the Company had an unrestricted cash balance of $552.0 million and a restricted cash balance of $17.1 million primarily related to asset sale proceeds available to fund future qualifying acquisitions as part of a forward like-kind exchange transaction. The Company has availability under its Revolving Credit Facility of $950.0 million (subject to satisfaction of applicable borrowing conditions). The Company has addressed all of its consolidated debt maturing in 2024. In 2025, the Company has $457.1 million aggregate principal amount of senior notes and $25.7 million of consolidated mortgage debt maturing. The Company’s unconsolidated joint ventures have $39.1 million of mortgage debt at the Company’s share maturing in 2024. As of December 31, 2023, the Company anticipates that it has approximately $9 million to be incurred on its pipeline of identified redevelopment projects. The Company declared aggregate common share dividends of $0.68 per share in 2023, including a special cash dividend of $0.16 per share paid in January 2024, and declared a dividend of $0.13 per share in the first quarter of 2024 payable in April 2024. The Company believes it has sufficient liquidity to operate its business at this time. At December 31, 2023, the Company had no borrowings outstanding on the Revolving Credit Facility. In May 2023, the Company repaid $87.2 million of senior notes due 2023 and in November 2023, the Company repaid $65.6 million of senior notes due 2024.

Revolving Credit Facility and Term Loan

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”) that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments and subject to other conditions precedent. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company’s option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the Secured Overnight Financing Rate (“SOFR”) rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.85% at December 31, 2023), or (ii) the alternative base rate plus an applicable margin (0.0% at December 31, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Investor Services Inc. (“Fitch”) (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

The Company also maintains a $200 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”), that bears interest at variable rates, based on the Company's long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.95% at December 31, 2023) or (ii) the alternative base rate plus an applicable margin (0.0% at December 31, 2023). The applicable margins vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). In August 2022, the Company swapped the portion of the Term Loan's interest rate calculated by reference to the variable SOFR rate to a fixed rate of 2.75% per annum. The Term Loan matures in June 2027. The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments subject to other customary conditions precedent. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The covenants governing the Term Loan are substantially identical to those governing the Revolving Credit Facility.

The Revolving Credit Facility, the Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Revolving Credit Facility, the Term Loan and the indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding, and/or an acceleration of any outstanding borrowings may occur. As of December 31, 2023, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Mortgage Financing Commitment

In October 2023, in preparation for the expected spin-off of the Company’s convenience properties, the Company obtained a commitment (the “Commitment”) from affiliates of Apollo, including Atlas SP Partners, L.P., to provide a $1.1 billion mortgage facility to be secured by approximately 40 of the Company’s retail properties (the “Mortgage Facility”). The Company may proceed to close and draw all or a portion of the Mortgage Facility on any date prior to October 25, 2024, subject to the satisfaction of various closing conditions set forth in the Commitment, including debt yield and loan-to-value thresholds, the lender’s receipt of acceptable third party reports and satisfaction of other customary closing requirements. To the extent that any of the collateral properties are sold prior to the closing of the Mortgage Facility, the amount available under the Commitment will be reduced. The Company currently expects to close and draw on the Mortgage Facility prior to the spin-off of Curbline, and to use loan and additional asset sale proceeds to redeem and/or repay all of its outstanding unsecured indebtedness and for general corporate purposes.

As set forth in the Commitment, the Mortgage Facility will mature on the second anniversary of the closing date subject to a one-year extension option at the Company’s election and subject to the satisfaction of certain conditions at the time of the extension. Following closing, the Company will be able to effectuate the release of properties serving as collateral for the Mortgage Facility by making a principal prepayment based on the amount of the loan allocated to such property.

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

Consolidated Indebtedness – as of December 31, 2023

As discussed above, the Company is committed to maintaining prudent leverage levels and may utilize proceeds from financings or the sale of properties or other investments to repay debt. These sources of funds could be affected by various risks and uncertainties. No assurance can be provided that the Company’s debt obligations will be refinanced or repaid as currently anticipated. See Item 1A. Risk Factors.

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives (including the Mortgage Facility). The Company has sought to manage its debt maturities, increase liquidity, maintain prudent leverage levels and improve the Company’s credit profile with a focus of lowering the Company’s balance sheet risk and cost of capital.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of December 31, 2023

The outstanding indebtedness of the Company’s unconsolidated joint ventures at December 31, 2023, which matures in the subsequent 14-month period (i.e., through February 28, 2025), is as follows (in millions):

	Outstanding at December 31, 2023	At SITE Centers' Share
DDRM Joint Venture(A)	$40.9	$8.2
RVIP IIIB(B)	62.2	30.9
Total	$103.1	$39.1

(A) The joint venture expects to repay indebtedness with proceeds from future asset sales.

(B) Expected to be extended in accordance with the loan documents.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any future deterioration in property-level revenues may cause one or more of these joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates or challenged transaction markets may adversely impact the ability of the Company’s joint ventures to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Cash flow provided by operating activities	$238,533	$257,262
Cash flow provided by (used for) investing activities	559,899	(167,559)
Cash flow used for financing activities	(250,615)	(111,741)

Changes in cash flow for the year ended December 31, 2023, compared to the prior year are as follows:

Operating Activities: Cash provided by operating activities decreased by $18.7 million primarily due to changes in cash flow from dispositions, higher interest rates, higher general and administrative expenses attributable to the May 2023 restructuring plan and changes in working capital.

Investing Activities: Cash from investing activities increased by $727.5 million primarily due to the following:

•
Increase in proceeds from disposition of real estate of $619.9 million;
•
Decrease in real estate assets acquired, developed and improved of $177.1 million;
•
Decrease in distributions from unconsolidated joint ventures of $30.6 million;
•
Decrease in proceeds from disposition of joint venture interests of $35.8 million and
•
Payment of swaption agreement fees of $3.4 million.

Financing Activities: Cash used for financing activities increased by $138.9 million primarily due to the following:

•
Increase of $110.1 million of outstanding debt;
•
Decrease in proceeds of issuance of common shares of $36.7 million;
•
Decrease in repurchases of common shares of $15.6 million;
•
Payment of loan commitment fees of $13.5 million and
•
Decrease in debt issuance costs of $5.9 million.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $154.1 million in 2023, as compared to $122.3 million of cash dividends paid in 2022. Because actual distributions were greater than 100% of taxable income, federal income taxes were not incurred by the Company in 2023.

The Company declared aggregate cash dividends of $0.68 per common share in 2023, which includes a special cash dividend attributable to significant dispositions activity consummated in 2023 of $0.16 per common share, paid on January 12, 2024, to shareholders of record at the close of business on December 27, 2023. In February 2024, the Company declared its first quarter 2024 dividend of $0.13 per common share payable on April 5, 2024, to shareholders of record at the close of business on March 14, 2024.

The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities). The Company’s future dividend policy may also be influenced by future asset sales, though the Company’s ability to distribute sale proceeds to shareholders will be subject to restrictions set forth in the terms of the Company’s indebtedness and preferred stock financings.

SITE Centers’ Equity

In December 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. In 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share. As of December 31, 2023, the Company had repurchased an aggregate of 2.0 million of its common shares under this program at an aggregate cost of $26.6 million.

The Company has a $250.0 million continuous equity program. At February 15, 2024, the Company had approximately $211.7 million available for the future offering of common shares under this program.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity, managing debt duration and maintaining prudent leverage levels in an effort to manage its overall risk profile while maintaining strategic flexibility. Equity offerings, debt financings (including the Mortgage Facility), asset sales and cash flow from operations continue to represent potential sources of proceeds to be used to achieve these objectives.

Curbline Separation

In October 2023, the Company announced a plan to separate its convenience assets into a separate, publicly traded REIT through the spin-off of Curbline. Prior to the spin-off of Curbline, the Company expects to use proceeds from the closing of the Mortgage Facility and additional asset sales to redeem and/or repay all of the Company’s outstanding unsecured indebtedness. Curbline is expected to be in a net cash position at the time of its separation from the Company with cash on hand, a preferred investment in the Company, and an unsecured, undrawn line of credit. Curbline is not expected to have any debt outstanding at the time of its separation from the Company and therefore Curbline is expected to have significant access to sources of debt capital in order to fund significant asset growth. The Company expects to acquire additional convenience properties prior to the spin-off that will be included in the Curbline portfolio, funded through additional Company dispositions, retained cash flow and cash on hand. Following the separation of Curbline, depending on market conditions, the Company intends to sell additional assets and use the proceeds to repay outstanding indebtedness, redeem Curbline’s preferred investment in the Company and make distributions to shareholders. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values.

2024 Strategic Activity

Acquisitions

Through February 22, 2024, the Company acquired The Grove at Harpers Preserve in Conroe, Texas for $10.7 million. In addition, the DDRM Joint Venture acquired outparcels at its Meadowmont Village property for a purchase price of $8.1 million ($1.6 million at the Company’s share).

Dispositions

Through February 22, 2024, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
January 2024	The Marketplace at Highland Village	Highland Village, Texas	207	$42,100
January 2024	Casselberry Commons(A)	Casselberry, Florida	237	40,300
			444	$82,400
(A)
Excludes 7,929 square feet retained by the Company (Shops at Casselberry).

Changes in investment and financings strategies for assets may impact the Company’s hold-period assumptions for those properties. Decisions to market or sell properties could result in changes in intended hold periods and trigger potential impairments or losses in future periods. The Company evaluates all potential sale opportunities to maximize shareholder value taking into account the growth prospects of the assets, the use of proceeds and the impact to the Company’s balance sheet, in addition to the impact on operating results.

2023 Strategic Activity

Acquisitions

During 2023, the Company acquired the following convenience centers (in thousands):

Date Acquired	Property Name	City, State	Total Owned GLA	Gross Purchase Price
January 2023	Foxtail Center	Timonium, Maryland	30	$15,075
January 2023	Parker Keystone	Denver, Colorado	17	11,000
April 2023	Barrett Corners	Kennesaw, Georgia	19	15,600
May 2023	Alpha Soda Center	Alpharetta, Georgia	15	9,400
May 2023	Briarcroft Center	Houston, Texas	33	23,500
July 2023	Towne Crossing Shops	Midlothian, Virginia	7	4,200
August 2023	Oaks at Slaughter	Austin, Texas	26	14,100
September 2023	Marketplace at 249	Houston, Texas	17	9,800
October 2023	Point at University	Charlotte, North Carolina	14	8,900
October 2023	Estero Crossing	Estero, Florida	34	17,122
November 2023	Presidential Plaza North	Snellville, Georgia	11	7,420
December 2023	Shops at Lake Pleasant	Peoria, Arizona	47	29,000
			270	$165,117

Dispositions

During 2023, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
August 2023	Sharon Green	Cumming, Georgia	98	$17,450
August 2023	Terrell Plaza	San Antonio, Texas	108	25,106
August 2023	Windsor Court	Windsor, Connecticut	79	19,000
September 2023	Larkin's Corner	Boothwyn, Pennsylvania	225	26,000
September 2023	Waterstone Center	Mason, Ohio	162	30,718
October 2023	Boston Portfolio(A)	Boston, Massachusetts	1,354	319,000
October 2023	Cotswold Village	Charlotte, North Carolina	263	110,400
October 2023	Tampa Portfolio(B)	Tampa, Florida	441	97,900
November 2023	Midtowne Park	Anderson, South Carolina	167	17,675
November 2023	West Bay Plaza	Westlake, Ohio	147	41,750
November 2023	Wando Crossing	Mt. Pleasant, South Carolina	214	46,750
November 2023	1000 Van Ness	San Francisco, California	122	28,000
December 2023	Melbourne Shopping	Melbourne, Florida	211	21,750
December 2023	Buena Park Place	Buena Park, California	213	53,000
			3,804	$854,499
(A)
Includes Shoppers World and Gateway Center. Excludes 19,017 square feet retained by the Company (Shops at Framingham).
(B)
Includes Lake Brandon Plaza, North Pointe Plaza and The Shoppes at New Tampa.

During 2023, unconsolidated shopping centers sold by the DDRM Joint Venture generated proceeds totaling $112.2 million of which the Company’s share was $22.4 million.

Equity Transactions

In the first quarter of 2023, the Company repurchased 1.5 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $13.43 per share with the remaining proceeds from the sale of wholly-owned properties in the fourth quarter of 2022 and proceeds from the sale of joint venture properties.

In the second quarter of 2023, the Company repurchased 140,633 OP units in a privately negotiated transaction at an aggregate cost of $1.7 million, or $12.34 per share. Following the repurchase, the Company has no outstanding OP units.

Redevelopment Pipeline

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes expanding, improving and re-tenanting various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At December 31, 2023, the Company had approximately $51 million in construction in progress in various active consolidated redevelopments and other projects and anticipates that it has approximately $9 million yet to be incurred on its pipeline of identified redevelopment projects. At December 31, 2023, the Company’s shopping center expansions, outparcel developments, construction of first-generation space and repurposing projects, were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Cost	Cost Incurred at December 31, 2023
Nassau Park Pavilion (Trenton, New Jersey)	1Q24	$7,635	$6,096
University Hills (Denver, Colorado)	3Q24	6,718	5,736
Shops at Framingham (Boston, Massachusetts)	2Q24	2,414	2,174
Tanasbourne Town Center (Portland, Oregon)	1Q26	13,769	7,251
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,417
Total		$30,536	$22,674

2022 Transaction Activity

Acquisitions

During 2022, the Company acquired the following shopping centers (in thousands)

Date Acquired	Property Name	City, State	Total Owned GLA	Gross Purchase Price
January 2022	Artesia Village	Scottsdale, Arizona	21	$14,500
February 2022	Casselberry Commons(A)	Casselberry, Florida	245	35,600
March 2022	Shops at Boca Center	Boca Raton, Florida	117	90,000
April 2022	Shoppes of Crabapple	Alpharetta, Georgia	8	4,350
May 2022	La Fiesta Square	Lafayette, California	53	60,798
May 2022	Lafayette Mercantile	Lafayette, California	22	43,000
June 2022	Shops at Tanglewood	Houston, Texas	26	22,150
June 2022	Boulevard at Marketplace	Fairfax, Virginia	19	10,448
June 2022	Fairfax Marketplace	Fairfax, Virginia	19	16,038
June 2022	Fairfax Pointe	Fairfax, Virginia	10	8,394
July 2022	Parkwood Shops	Atlanta, Georgia	20	8,400
August 2022	Chandler Center	Chandler, Arizona	7	5,250
August 2022	Shops at Power and Baseline	Mesa, Arizona	4	4,600
August 2022	Northsight Plaza	Scottsdale, Arizona	10	6,150
August 2022	Broadway Center	Tempe, Arizona	11	7,000
November 2022	Shops on Montview	Denver, Colorado	9	5,762
			601	$342,440

(A)
Acquired its joint venture partner's 80% equity interest from the DDRM Joint Venture. This asset included a convenience center component. The purchase price was $44.5 million at 100% (or $35.6 million at 80%).

Dispositions of Assets and Joint Venture Investments

During 2022, the Company sold five wholly-owned shopping centers and land parcels at wholly-owned shopping centers in addition to three unconsolidated shopping centers generating proceeds totaling $265.2 million, of which the Company’s share was $223.9 million. In addition, the DDRM Joint Venture sold 13 shopping centers for an aggregate sales price of $387.6 million ($77.5 million at the Company’s share) with the related mortgage debt of $225.0 million repaid upon closing.

The Company sold its 20% interest in the SAU Joint Venture to its partner based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%). These transactions resulted in a Gain on Sale of Interests of $42.2 million.

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

Redevelopment Projects

The Company invested approximately $75 million in various consolidated active redevelopment and other projects during 2022.

CAPITALIZATION

At December 31, 2023, the Company’s capitalization consisted of $1.6 billion of debt, $175.0 million of preferred shares and $2.9 billion of market equity (calculated as common shares outstanding multiplied by $13.63, the closing price of the Company’s common shares on the New York Stock Exchange at December 29, 2023, the last trading day of 2023). At December 31, 2023, after giving effect to the swap of the variable-rate component of the Term Loan’s interest rate to a fixed rate, the Company’s total debt consisted entirely of fixed-rate debt.

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a prudent debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch. In the event the Company closes the Mortgage Facility in connection with the spin-off of Curbline, the Company expects to use loan proceeds together with proceeds from additional asset sales to repay all of the Company’s outstanding unsecured indebtedness in which case it would no longer maintain an investment grade rating. A security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has addressed all of its consolidated debt maturing in 2024. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt or equity financings including the Mortgage Facility. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $6.7 million for its consolidated properties as of December 31, 2023, which includes the assets in the redevelopment pipeline. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, both of which were recorded as a liability and reduction of gain on sale of real estate of $5.4 million at December 31, 2023. The amount is recorded in accounts payable and other liabilities on the Company’s consolidated balance sheet.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2023, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.4 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2023, the Company had letters of credit outstanding of $12.9 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which serve as collateral to secure the Company’s obligation to third-party insurers with respect to limited reinsurance provided by the Company’s captive insurance company.

The Company has entered into employment contracts with all four of its executive officers. These contracts generally provide for base salary, bonuses based on factors including the financial performance of the Company and personal performance, participation in the Company’s equity plans and retirement plans, health and welfare benefits and reimbursement of various qualified business expenses. These employment agreements also provide for certain perquisites (e.g., health insurance coverage, car service, reimbursement of life and disability insurance premiums, etc.) and severance payments and benefits for various departure scenarios. The employment agreement for the Company’s President and Chief Executive Officer extends through September 2024. The employment agreements for the Company’s Chief Financial Officer and Chief Investment Officer extend through September 2026. The employment agreement for the Company’s Chief Accounting Officer extends through September 2024. All of the agreements are subject to termination by either the Company or the executive without cause upon at least 90 days’ notice subject to the payment of severance and other amounts to the executive under certain circumstances.

ECONOMIC CONDITIONS

Despite current economic uncertainty, the Company continues to experience retailer demand for quality real estate locations within well-positioned shopping centers. During 2023, the Company executed new leases and renewals aggregating approximately 3.3 million square feet of space on a pro rata basis. The Company believes these strong leasing results and tenant demand are attributable to the concentration of the Company’s portfolio in suburban, high household income communities, pandemic-induced migration and work-from-home trends, limited new construction and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.2%). Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically, these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. At December 31, 2023 and 2022, the shopping center portfolio occupancy, on a pro rata basis, was 92.0% and 92.4%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $20.35 and $19.52, respectively. The Company’s portfolio was impacted by tenant bankruptcies in 2023 and the Company expects to expend capital in coming periods in connection with leases executed to backfill these and other closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s leasing activity in recent years will cause aggregate leasing capital expenditure levels to remain elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the years ended December 31, 2023 and 2022, on a pro rata basis, was $4.90 and $7.42 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Although disruptions to the Company’s business stemming from the COVID-19 pandemic have subsided, inflation, higher interest rates, concerns over consumer spending along with the volatility of global capital markets continue to pose risks to the U.S. economy, the consumer and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors following the COVID-19 pandemic, including the competitive nature of the retail business and the competition for share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to express interest in launching new concepts and expanding their store fleets within the suburban, high household income communities in which the Company’s properties are located. As a result, the Company believes that its prospects to backfill spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results (see Item 1A. Risk Factors).

Inflation, rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company has no consolidated indebtedness maturing in 2024, debt capital markets liquidity could adversely impact the Company’s business plan and ability to refinance future maturities, if needed, and the interest rates applicable thereto. Following the separation of Curbline, depending on market conditions, the Company intends to sell additional assets and use the proceeds to repay outstanding indebtedness, redeem Curbline’s preferred investment in the Company and make distributions to shareholders. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s ability to sell additional assets on favorable terms.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A. Risk Factors).

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
•
The Company may fail to complete its previously announced spin-off of its convenience properties, or the closing of the related Mortgage Facility, which could adversely affect the market price of the Company’s common shares;
•
The Company may abandon a redevelopment opportunity after expending resources if it determines that the opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the economic environment on prospective tenants’ ability to enter into new leases, or pay contractual rent, or the inability of the Company to obtain all necessary zoning and other required governmental permits and authorizations;
•
The Company may not complete redevelopment projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages or general economic downturn, resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;
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
•
Financing necessary for the Company to execute its strategies and operate its business may not be available or may not be available on favorable terms;
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
•
The Company could be subject to potential liabilities, increased costs, reputation harm and other adverse effects on the Company’s business due to stakeholders’, including regulators’, views regarding the Company’s ESG goals and initiatives, and the impact of factors outside of the Company’s control on such goals and initiatives;
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At December 31, 2023, the Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the swap of the variable-rate (SOFR) component of interest rate applicable to the Company’s $200.0 million Term Loan to a fixed rate of 2.75%, is summarized as follows:

	December 31, 2023				December 31, 2022
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,626.3	2.5	4.3%	100.0%	$1,707.0	3.1	4.1%	100.0%
Variable-Rate Debt	$—	—	—	0.0%	$—	—	—	0.0%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	December 31, 2023				December 31, 2022
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$361.7	$72.3	5.0	6.4%	$363.5	$72.7	1.3	4.8%
Variable-Rate Debt	$102.6	$39.0	0.8	4.5%	$171.6	$37.9	1.1	5.4%

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

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At December 31, 2023, the variable (SOFR) component of the interest rate applicable to the Company’s $200.0 million consolidated Term Loan was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at December 31, 2023 and 2022. An estimate of the effect of a 100 basis-point increase at December 31, 2023 and 2022, is summarized as follows (in millions):

	December 31, 2023					December 31, 2022
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,626.3	$1,600.3	(A)	$1,564.5	(B)	$1,707.0	$1,622.2	(A)	$1,577.7	(B)
Company's proportionate share of joint venture fixed-rate debt	$72.3	$73.8		$70.8		$72.7	$70.5		$69.6

(A) Includes the fair value of the swap, which was an asset of $5.6 million and $8.2 million at December 31, 2023 and 2022, respectively.

(B) Includes the fair value of the swap, which was an asset of $11.5 million and $15.6 million at December 31, 2023 and 2022, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. Estimated increases in variable rate interest expense for the year is not provided as there is no estimate for to possible changes in the daily balance of the Company’s outstanding variable-rate debt. All of the variable-rate debt outstanding at December 31, 2023 for the Company and at the unconsolidated joint ventures is subject to hedging agreements.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2023, the Company had no other material exposure to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Eight Directors—Director Nominees for Election at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (the “2024 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Three: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2024 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2024 Proxy Statement. The following table sets forth the number of securities issued and outstanding under the Company’s existing stock compensation plans, as of December 31, 2023, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,556,540	(2)	$27.36	(3)	1,697,711	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	2,556,540		$27.36		1,697,711

(1)
Includes the Company’s 2012 Equity and Incentive Compensation Plan and 2019 Equity and Incentive Compensation Plan.

(2)
Includes 168,169 stock options outstanding; 1,076,511 restricted stock units that are expected to be settled in shares upon vesting and 1,311,860 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution).

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Eight Directors—Transactions with the Otto Family” and “Proposal One: Election of Eight Directors—Independent Directors” and “Corporate Governance and Other Matters—Related-Party Transactions” sections of the Company’s 2024 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Four: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2024 Proxy Statement.

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

b) Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. and Retail Value Inc.	Current Report on Form 8-K (Filed with the SEC on July 3, 2018)
3.1	Fourth Amended and Restated Articles of Incorporation	Quarterly Report on Form 10-Q (Filed with the SEC on November 2, 2018)
3.2	Amended and Restated Code of Regulations	Quarterly Report on Form 10-Q (Filed with the SEC on November 2, 2018)
4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012)
4.2	Specimen Certificate for 6.375% Class A Cumulative Redeemable Preferred Shares	Registration Statement on Form 8-A (Filed with the SEC on June 2, 2017)
4.3

Deposit Agreement, dated as of June 5, 2017, among the Company, Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company, N.A., jointly as Depositary, and all holders from time to time of depositary shares

Current Report on Form 8-K (Filed with the SEC on June 5, 2017)
4.4	Indenture, dated as of May 1, 1994, by and between the Company and The Bank of New York (as successor to JP Morgan Chase Bank, N.A., successor to Chemical Bank), as Trustee	Registration Statement on Form S-3 (Filed with the SEC on August 29, 2003)

4.5

Indenture, dated as of May 1, 1994, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank)), as Trustee

Registration Statement on Form S-3 (Filed with the SEC on August 29, 2003)
4.6

First Supplemental Indenture, dated as of May 10, 1995, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Registration Statement on Form S-3 (Filed with the SEC on August 29, 2003)
4.7

Second Supplemental Indenture, dated as of July 18, 2003, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Registration Statement on Form S-3 (Filed with the SEC on August 29, 2003)
4.8

Third Supplemental Indenture, dated as of January 23, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Registration Statement on Form S-4 (Filed with the SEC on June 30, 2004)
4.9

Fourth Supplemental Indenture, dated as of April 22, 2004, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Registration Statement on Form S-4 (Filed with the SEC on June 30, 2004)
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
4.14

Ninth Supplemental Indenture, dated as of September 30, 2009, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Registration Statement on Form S-3 (Filed on October 13, 2009)
4.15

Tenth Supplemental Indenture, dated as of March 19, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2010)
4.16

Eleventh Supplemental Indenture, dated as of August 12, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Quarterly Report on Form 10-Q (Filed with the SEC on November 8, 2010)
4.17

Twelfth Supplemental Indenture, dated as of November 5, 2010, by and between the Company and U.S. Bank National, Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Annual Report on Form 10-K (Filed with the SEC on February 28, 2011)
4.18

Thirteenth Supplemental Indenture, dated as of March 7, 2011, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Quarterly Report on Form 10-Q (Filed with the SEC on May 9, 2011)

4.19

Fourteenth Supplemental Indenture, dated as of June 22, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Registration Statement on Form S-3 (Filed with the SEC on October 1, 2012)
4.20

Fifteenth Supplemental Indenture, dated as of November 27, 2012, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Annual Report on Form 10-K (Filed with the SEC on March 1, 2013)
4.21

Sixteenth Supplemental Indenture, dated as of May 23, 2013, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Quarterly Report on Form 10-Q (Filed with the SEC on August 8, 2013)
4.22

Seventeenth Supplemental Indenture, dated as of November 26, 2013, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (successor to National City Bank)), as Trustee

Annual Report on Form 10-K (Filed with the SEC on February 28, 2014)
4.23

Eighteenth Supplemental Indenture, dated as of January 22, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on January 22, 2015)
4.24

Nineteenth Supplemental Indenture, dated as of October 21, 2015, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on October 21, 2015)
4.25

Twentieth Supplemental Indenture, dated as of May 26, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on May 26, 2017)
4.26

Twenty-first Supplemental Indenture, dated as of August 16, 2017, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Current Report on Form 8-K (Filed with the SEC on August 16, 2017)
4.27

Twenty-second Supplemental Indenture, dated as of February 16, 2018, by and between the Company and U.S. Bank National Association (as successor to U.S. Bank Trust National Association (as successor to National City Bank))

Quarterly Report on Form 10-Q (Filed with the SEC on May 4, 2018)
4.28	Fourth Amended and Restated Credit Agreement, dated as of June 6, 2022, among SITE Centers Corp., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Current Report on Form 8-K (Filed with the SEC on June 6, 2022)
4.29	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on February 24, 2022)
10.1	2005 Directors’ Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019)
10.2	Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019)
10.3	Adoption Agreement Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019)
10.4	2012 Equity and Incentive Compensation Plan*	Registration Statement on Form S-8 (Filed with the SEC on May 15, 2012)
10.5	2019 Equity and Incentive Compensation Plan*	Registration Statement on Form S-8 (Filed with the SEC on May 9, 2019)
10.6	Form of 2019 Plan Restricted Share Units Award Memorandum (governing grants made in 2021, 2022 and 2023)*	Quarterly Report on Form 10-Q (Filed with the SEC October 30, 2020)

10.7	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2021, 2022 and 2023)*	Quarterly Report on Form 10-Q (Filed with the SEC on April 29, 2021)
10.8	Form of Non-Qualified Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013)
10.9	Form of Incentive Stock Option Agreement*	Quarterly Report on Form 10-Q (Filed with the SEC May 10, 2013)
10.10	Form of Stock Option Award Memorandum*	Quarterly Report on Form 10-Q (Filed with the SEC May 4, 2016)
10.11	Employment Agreement, dated as of September 11, 2020, by and between DDR Corp. and David R. Lukes*	Current Report on Form 8-K (Filed with the SEC on September 15, 2020)
10.12	Employment Agreement, dated as of September 15, 2023, by and between SITE Centers Corp. and Conor Fennerty*	Current Report on Form 10-Q (Filed with the SEC on November 1, 2023)
10.13	Employment Agreement, dated as of September 11, 2021, by and between SITE Centers Corp. and Christa A. Vesy*	Current Report on form 8-K (Filed with the SEC on September 13, 2021)
10.14	Employment Agreement, dated as of September 15, 2023, by and between SITE Centers Corp. and John Cattonar*	Quarterly Report on Form 10-Q (Filed with the SEC on November 1, 2023)
10.15	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017)
10.16	Investors’ Rights Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009)
10.17	Waiver Agreement, dated as of May 11, 2009, by and between the Company and Alexander Otto	Current Report on Form 8-K (Filed with the SEC on May 11, 2009)
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
97.1	Clawback Policy Effective October 2, 2023	Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.	Submitted electronically herewith

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SITE Centers Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Identification and Evaluation of Impairment Indicators for Real Estate Assets

As described in Notes 1 and 4 to the consolidated financial statements, the carrying value of the Company’s total net real estate assets was $3,260.8 million and net intangible assets was $22.9 million as of December 31, 2023. Management reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily the result of a change in hold period or significant, prolonged decreases in projected cash flows. For assets with impairment indicators, management determines if the undiscounted future cash flows are sufficient to recover the asset’s carrying value. The principal considerations for our determination that performing procedures relating to the identification and evaluation of impairment indicators for real estate assets is a critical audit matter are the significant judgment by management to identify and evaluate events or changes in circumstances indicating that the carrying value may not be recoverable, which led to a high degree of auditor judgment in evaluating audit evidence relating to management’s identification and evaluation of impairment indicators. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment process, including controls over the identification and evaluation of events or changes in circumstances that indicate the carrying value may not be recoverable. These procedures also included, among others, testing management’s process for identifying individual real estate assets with potential impairment indicators. Testing management’s process included evaluating management’s identification and evaluation of impairment indicators.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 23, 2024

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Land	$930,540	$1,066,852
Buildings	3,311,368	3,733,805
Fixtures and tenant improvements	537,872	576,036
	4,779,780	5,376,693
Less: Accumulated depreciation	(1,570,377)	(1,652,899)
	3,209,403	3,723,794
Construction in progress and land	51,379	56,466
Total real estate assets, net	3,260,782	3,780,260
Investments in and advances to joint ventures, net	39,372	44,608
Cash and cash equivalents	551,968	20,254
Restricted cash	17,063	960
Accounts receivable	65,623	63,926
Other assets, net	126,543	135,009
	$4,061,351	$4,045,017
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,303,243	$1,453,923
Term loan, net	198,856	198,521
Revolving credit facility	—	—
	1,502,099	1,652,444
Mortgage indebtedness, net	124,176	54,577
Total indebtedness	1,626,275	1,707,021
Accounts payable and other liabilities	195,727	214,985
Dividends payable	63,806	30,389
Total liabilities	1,885,808	1,952,395
Commitments and contingencies (Note 9)
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,373,833 and 214,371,498 shares issued at December 31, 2023 and December 31, 2022, respectively	21,437	21,437
Additional paid-in capital	5,974,904	5,974,216
Accumulated distributions in excess of net income	(3,934,736)	(4,046,370)
Deferred compensation obligation	5,167	5,025
Accumulated other comprehensive income	6,121	9,038
Less: Common shares in treasury at cost: 5,340,654 and 3,787,279 shares at December 31, 2023 and December 31, 2022, respectively	(72,350)	(51,518)
Total SITE Centers shareholders' equity	2,175,543	2,086,828
Non-controlling interests	—	5,794
Total equity	2,175,543	2,092,622
	$4,061,351	$4,045,017

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Revenues from operations:
Rental income	$537,066	$537,106	$490,799
Fee and other income	9,209	15,247	42,065
	546,275	552,353	532,864
Rental operation expenses:
Operating and maintenance	88,959	89,278	76,716
Real estate taxes	76,762	80,706	76,071
Impairment charges	—	2,536	7,270
General and administrative	50,867	46,564	55,052
Depreciation and amortization	212,460	203,546	185,768
	429,048	422,630	400,877
Other income (expense):
Interest expense	(82,002)	(77,692)	(76,383)
Other income (expense), net	3,189	(2,540)	(1,185)
	(78,813)	(80,232)	(77,568)
Income before earnings from equity method investments and other items	38,414	49,491	54,419
Equity in net income of joint ventures	6,577	27,892	47,297
Gain on sale and change in control of interests, net	3,749	45,581	19,185
Gain on disposition of real estate, net	219,026	46,644	6,065
Income before tax expense	267,766	169,608	126,966
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(2,045)	(816)	(1,550)
Net income	$265,721	$168,792	$125,416
Income attributable to non-controlling interests, net	(18)	(73)	(481)
Net income attributable to SITE Centers	$265,703	$168,719	$124,935
Write-off of preferred share original issuance costs	—	—	(5,156)
Preferred dividends	(11,156)	(11,156)	(13,656)
Net income attributable to common shareholders	$254,547	$157,563	$106,123

Per share data:
Basic	$1.21	$0.74	$0.51
Diluted	$1.21	$0.73	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$265,721	$168,792	$125,416
Other comprehensive income:
Foreign currency translation, net	—	—	(1)
Reclassification adjustment for foreign currency translation included in net income	—	—	2,683
Change in cash flow hedges, net of amount reclassed to earnings	(2,917)	9,038	—
Total other comprehensive income (loss)	(2,917)	9,038	2,682
Comprehensive income	$262,804	$177,830	$128,098
Total comprehensive income attributable to non-controlling interests	(18)	(73)	(481)
Total comprehensive income attributable to SITE Centers	$262,786	$177,757	$127,617

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SITE Centers Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2020	$325,000	193,995	$19,400	$5,705,164	$(4,099,534)	$5,479	$(2,682)	$(11,319)	$3,315	$1,944,823
Issuance of common shares related to stock plans	—	331	33	230	—	—	—	—	—	263
Issuance of common shares for cash offering	—	16,961	1,696	219,355	—	—	—	3,923	—	224,974
Redemption of preferred shares	(150,000)	—	—	5,137	(5,156)			—		(150,019)
Stock-based compensation, net	—	—	—	13,489	—	(784)	—	2,047	—	14,752
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(67)	(67)
Acquisition of non-controlling interest	—	—	—	(9,209)	—	—	—	—	2,065	(7,144)
Dividends declared- common shares	—	—	—	—	(99,711)	—	—	—	—	(99,711)
Dividends declared- preferred shares	—	—	—	—	(13,317)	—	—	—	—	(13,317)
Comprehensive income	—	—	—	—	124,935	—	2,682	—	481	128,098
Balance, December 31, 2021	175,000	211,287	21,129	5,934,166	(4,092,783)	4,695	—	(5,349)	5,794	2,042,652
Issuance of common shares related to stock plans	—	657	65	26	—	—	—	—	—	91
Issuance of common shares for cash offering	—	2,427	243	36,481	—	—	—		—	36,724
Repurchase of common shares	—	—	—	—		—	—	(42,256)	—	(42,256)
Stock-based compensation, net	—	—	—	4,925	—	330	—	(3,913)	—	1,342
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(73)	(73)
Acquisition of non-controlling interest	—	—	—	(1,382)	—	—	—	—	—	(1,382)
Dividends declared- common shares	—	—	—	—	(111,150)	—	—	—	—	(111,150)
Dividends declared- preferred shares	—	—	—	—	(11,156)	—	—	—	—	(11,156)
Comprehensive income	—	—	—	—	168,719	—	9,038	—	73	177,830
Balance, December 31, 2022	175,000	214,371	21,437	5,974,216	(4,046,370)	5,025	9,038	(51,518)	5,794	2,092,622
Issuance of common shares related to stock plans	—	3	—	26	—	—	—	—	—	26
Repurchase of common shares	—	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	—	(3,397)	—	142	—	5,779	—	2,524
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(18)	(18)
Repurchase of OP units	—	—	—	4,059	—	—	—	—	(5,794)	(1,735)
Dividends declared- common shares	—	—	—	—	(142,913)	—	—	—	—	(142,913)
Dividends declared- preferred shares	—	—	—	—	(11,156)	—	—	—	—	(11,156)
Comprehensive income	—	—	—	—	265,703	—	(2,917)	—	18	262,804
Balance, December 31, 2023	$175,000	214,374	$21,437	$5,974,904	$(3,934,736)	$5,167	$6,121	$(72,350)	$—	$2,175,543

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$265,721	$168,792	$125,416
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	212,460	203,546	185,768
Stock-based compensation	7,633	7,218	13,533
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	4,465	5,075	4,312
Other income - unrealized gain on derivatives	(2,103)	—	—
Equity in net income of joint ventures	(6,577)	(27,892)	(47,297)
Operating cash distributions from joint ventures	264	903	5,103
Gain on sale and change in control of interests, net	(3,749)	(45,581)	(19,185)
Gain on disposition of real estate, net	(219,026)	(46,644)	(6,065)
Impairment charges	—	2,536	7,270
Assumption of buildings due to ground lease terminations	—	(2,900)	—
Net change in accounts receivable	(7,467)	(5,525)	15,873
Net change in accounts payable and accrued expenses	(3,039)	(125)	(2,986)
Net change in other operating assets and liabilities	(10,049)	(2,141)	773
Total adjustments	(27,188)	88,470	157,099
Net cash flow provided by operating activities	238,533	257,262	282,515
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(163,423)	(335,100)	(130,570)
Real estate developed and improvements to operating real estate	(109,381)	(114,825)	(76,563)
Proceeds from disposition of real estate	821,689	201,819	29,696
Proceeds from disposition of joint venture interests	3,405	39,250	—
Proceeds from distribution of preferred investment	—	—	190,000
Equity contributions to joint ventures	(145)	(167)	(4,599)
Distributions from unconsolidated joint ventures	10,817	41,464	65,558
Repayment of joint venture advances	318	—	929
Payment of swaption agreement fees	(3,381)	—	—
Net cash flow provided by (used for) investing activities	559,899	(167,559)	74,451
Cash flow from financing activities:
Repayment of revolving credit facilities, net	—	—	(135,000)
Proceeds from unsecured Term Loan	—	100,000	—
Proceeds from mortgage debt	100,000	—	—
Payment of loan commitment fees	(13,485)	—	—
Payment of debt issuance costs	(1,665)	(7,602)	—
Repayment of senior notes	(152,823)	—	—
Repayment of mortgage debt	(28,523)	(71,209)	(215,285)
Repurchase of common shares	(26,611)	(42,256)	—
Proceeds from issuance of common shares, net of offering expenses	—	36,724	224,974
Redemption of preferred shares	—	—	(150,019)
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(5,218)	(5,928)	(6,056)
Acquisition of non-controlling interest	—	(1,382)	(7,144)
Repurchase of operating partnership units	(1,735)	—	—
Distributions to redeemable operating partnership units	(37)	(72)	(56)
Dividends paid	(120,518)	(120,016)	(99,541)
Net cash flow used for financing activities	(250,615)	(111,741)	(388,127)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	547,817	(22,038)	(31,161)
Cash, cash equivalents and restricted cash, beginning of year	21,214	43,252	74,414
Cash, cash equivalents and restricted cash, end of year	$569,031	$21,214	$43,252

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	$—	$42.8	$132.3
Repurchase of Operating Partnership units	4.1	—	2.1
Net assets acquired from unconsolidated joint ventures	—	8.5	11.6
Mortgages assumed, of previously unconsolidated joint ventures	—	—	73.9
Mortgages assumed, shopping center acquisitions	—	—	17.9
Accrued liabilities for sold properties	5.4	—	—
Accounts payable related to construction in progress	7.0	12.2	13.4
Dividends declared, but not paid	63.8	30.4	28.2
Tax receivable – investment sale proceeds	—	—	2.1
Assumption of buildings due to ground lease terminations	—	2.9	—
Write-off of preferred share original issuance costs	—	—	5.1

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

Construction in Progress and Land includes undeveloped land, as well as construction in progress related to shopping center developments and expansions. The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $3.2 million, $4.0 million and $3.1 million in 2023, 2022 and 2021, respectively.

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

Real Estate Impairment Assessment

The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur. Decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. For operational real estate assets, the significant valuation assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company recorded aggregate impairment charges of $2.5 million and $7.3 million, related to consolidated real estate investments, during the years ended December 31, 2022 and 2021, respectively (Note 12).

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

For the years ended December 31, 2023 and 2022, the Company received gross proceeds of $854.5 million and $213.6 million, respectively, from the sale of 17 and five wholly-owned shopping centers and various outparcels, respectively, resulting in gain on dispositions of $219.0 million and $46.6 million, respectively. For the year ended December 31, 2021, the Company received gross proceeds of $31.2 million from the sale of land and outparcels resulting in gain on disposition of $6.1 million.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2023 and 2022.

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

Interest paid during the years ended December 31, 2023, 2022 and 2021 aggregated $76.3 million, $71.3 million and $70.2 million, respectively, of which $1.2 million, $1.1 million and $0.6 million, respectively, was capitalized.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the respective loan agreement. Included in restricted cash was cash generated from asset sale proceeds that is available to fund future qualifying acquisitions as part of a forward like-kind exchange transaction. For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

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

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected (including contract disputes) of $0.7 million and $1.5 million at December 31, 2023 and 2022, respectively. Accounts receivable are generally expected to be collected within one year. At December 31, 2023 and 2022, straight-line rents receivable, net of a provision for uncollectible amounts of $1.4 million and $1.7 million, respectively, aggregated $29.2 million and $31.9 million, respectively.

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

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuance of the Company’s treasury shares at an amount below cost is recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

Revenue Recognition

For the real estate industry, leasing transactions are not within the scope of the revenue standard. A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is governed by the leasing guidance. Lease commission revenue is generally recognized in its entirety upon lease execution.

Impact of the COVID-19 Pandemic on Revenue

During 2022 and 2021, the Company continued to experience an impact on its rental income related to the COVID-19 pandemic primarily and the benefit associated with the receipt of rental income in the respective years related to prior periods. During the year ended December 31, 2022, the Company recorded net uncollectible revenue that resulted in rental income of $1.4 million primarily due to rental income paid in 2022 related to outstanding amounts owed for prior periods from tenants on the cash basis of accounting. During the year ended December 31, 2021, the Company recorded net uncollectible revenue that resulted in rental income of $9.4 million (the Company’s share of unconsolidated joint ventures was $1.6 million), primarily due to rental income paid in 2021 related to outstanding amounts owed from tenants on the cash basis of accounting that were contractually due in 2020. These amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.

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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commissions, development fees and disposition fees generated from asset sales at Retail Value Inc. (“RVI”). These revenues are derived from the Company’s management agreements with unconsolidated joint ventures and RVI, and in the case of unconsolidated joint ventures, are recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates. Termination rights under these contracts vary by contract but generally include termination for cause by either party, or generally due to sale of the property.

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

In 2023, 2022 and 2021, the asset management fees earned under the RVI external management agreement were $0.2 million, $0.5 million and $6.8 million, respectively.

Property Leasing

The Company provides strategic advice and execution to third parties, including certain joint ventures, in connection with the leasing of retail space. The Company is compensated for services in the form of a commission. The commission is paid upon the occurrence of certain contractual events that may be contingent. For example, a portion of the commission may be paid upon execution of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g., payment of first month’s rent or tenant move-in). The Company typically satisfies its performance obligation at a point in time when control is transferred, generally at the time of the first contractual event where there is a present right to payment. The Company looks to history, experience with a customer and deal-specific considerations to support its judgment that the second contingency will be met. Therefore, the Company typically accelerates the recognition of revenue associated with the second contingent event (if any) to the point in time when control of its service is transferred.

Fees from RVI

Through mid-2022 and prior to the sale of the remaining asset, pursuant to management agreements with RVI, the Company provided RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors. RVI does not have any employees.

Fee and Other Income

Revenue from contracts with customers and other property-related income and is recognized in the period earned as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Revenue from contracts:
Asset and property management fees from joint ventures	$5,692	$7,720	$10,560
Leasing commissions and development fees	430	1,856	2,191
Disposition, asset and property management fees from RVI	150	980	26,001
Total revenue from contracts with customers	6,272	10,556	38,752
Other property income	2,937	4,691	3,313
Total fee and other income	$9,209	$15,247	$42,065

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

Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value. The forfeiture rate is based on actual experience. Stock-based compensation cost recognized by the Company was $7.1 million, $6.8 million and $13.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable REIT subsidiaries (a “TRS”) under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2023, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2020 and forward.

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

Segments

The Company’s chief operating decision maker may review operational and financial data on a property basis and does not differentiate among properties on a geographical basis for purposes of allocating resources or capital. The Company evaluates individual property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Each consolidated property is considered a separate operating segment; however, each shopping center, on a stand-alone basis, represents less than 10% of revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregations criteria under the applicable standard.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

2.
Acquisitions

In 2023, the Company acquired the following convenience centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Foxtail Center	Timonium, Maryland	January 2023	$15.1
Parker Keystone	Denver, Colorado	January 2023	11.0
Barrett Corners	Kennesaw, Georgia	April 2023	15.6
Alpha Soda Center	Alpharetta, Georgia	May 2023	9.4
Briarcroft Center	Houston, Texas	May 2023	23.5
Towne Crossing Shops	Midlothian, Virginia	July 2023	4.2
Oaks at Slaughter	Austin, Texas	August 2023	14.1
Marketplace at 249	Houston, Texas	September 2023	9.8
Point at University	Charlotte, North Carolina	October 2023	8.9
Estero Crossing	Estero, Florida	October 2023	17.1
Presidential Plaza North	Snellville, Georgia	November 2023	7.4
Shops at Lake Pleasant	Peoria, Arizona	December 2023	29.0
			$165.1

In 2022, the Company acquired the following convenience centers (in millions):

Asset	Location	Date Acquired	Purchase Price
Artesia Village	Scottsdale, Arizona	January 2022	$14.5
Casselberry Commons(A)	Casselberry, Florida	February 2022	35.6
Shops at Boca Center	Boca Raton, Florida	March 2022	90.0
Shoppes of Crabapple	Alpharetta, Georgia	April 2022	4.4
La Fiesta Square	Lafayette, California	May 2022	60.8
Lafayette Mercantile	Lafayette, California	May 2022	43.0
Shops at Tanglewood	Houston, Texas	June 2022	22.2
Boulevard at Marketplace	Fairfax, Virginia	June 2022	10.4
Fairfax Marketplace	Fairfax, Virginia	June 2022	16.0
Fairfax Pointe	Fairfax, Virginia	June 2022	8.4
Parkwood Shops	Atlanta, Georgia	July 2022	8.4
Chandler Center	Chandler, Arizona	August 2022	5.3
Shops at Power and Baseline	Mesa, Arizona	August 2022	4.6
Northsight Plaza	Scottsdale, Arizona	August 2022	6.1
Broadway Center	Tempe, Arizona	August 2022	7.0
Shops on Montview	Denver, Colorado	November 2022	5.8
			$342.5

(A)
Acquired its joint venture partner's 80% equity interest from the DDRM Joint Venture. This asset included a convenience center component. The purchase price was $44.5 million at 100% (or $35.6 million at 80%).

The fair value of the acquisitions was allocated as follows (in thousands):

			Weighted-Average Amortization Period (in Years)
	2023	2022	2023	2022
Land	$56,174	$94,014	N/A	N/A
Buildings	94,260	227,354	(A)	(A)
Tenant improvements	5,720	4,612	(A)	(A)
In-place leases (including lease origination costs and fair market value of leases)	16,480	29,972	7.1	6.4
Other assets assumed	—	503	N/A	N/A
	172,634	356,455
Less: Below-market leases	(8,330)	(9,907)	16.0	13.9
Less: Other liabilities assumed	(881)	(2,957)	N/A	N/A
Net assets acquired	$163,423	$343,591
(A)
Depreciated in accordance with the Company’s policy (Note 1).

	2023	2022
Consideration:
Cash (including debt repaid at closing)	$163,423	$335,100
Gain on Change in Control of Interests	—	3,319
Carrying value of previously held common equity interests (A)	—	5,172
Total consideration	$163,423	$343,591

(A)
The significant inputs used to value the previously held equity interests were determined to be Level 3. In 2022, the weighted-average discount rate applied to cash flows was approximately 8.0%, and the weighted-average residual capitalization rate applied was approximately 6.0%.

Included in the Company’s consolidated statements of operations are $6.3 million, $18.4 million and $3.9 million in total revenues from the date of acquisition through December 31, 2023, 2022 and 2021, respectively, for properties acquired during each of the respective years.

3.
Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheet at December 31, 2023, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.0%	10
DDRM Joint Venture	Madison International Realty	20.0	2
RVIP IIIB, Deer Park, IL	Prudential	25.75	1

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2023	2022
Condensed Combined Balance Sheets
Land	$180,588	$212,326
Buildings	558,585	643,334
Fixtures and tenant improvements	58,626	70,636
	797,799	926,296
Less: Accumulated depreciation	(187,557)	(220,642)
	610,242	705,654
Construction in progress and land	1,616	1,965
Real estate, net	611,858	707,619
Cash and restricted cash	41,250	44,809
Receivables, net	9,847	11,671
Other assets, net	25,498	36,272
	$688,453	$800,371

Mortgage debt	$464,255	$535,093
Notes and accrued interest payable to the Company	2,627	2,972
Other liabilities	36,279	41,588
	503,161	579,653
Accumulated equity	185,292	220,718
	$688,453	$800,371

Company's share of accumulated equity	$35,782	$42,644
Basis differentials	1,099	(707)
Deferred development fees, net of portion related to the Company's interest	(136)	(301)
Amounts payable to the Company	2,627	2,972
Investments in and Advances to Joint Ventures, net	$39,372	$44,608

	For the Year Ended December 31,
	2023	2022	2021
Condensed Combined Statements of Operations
Revenues from operations	$92,479	$132,494	$195,559
Expenses from operations:
Operating expenses	23,903	35,319	53,391
Impairment charges	—	17,550	—
Depreciation and amortization	32,578	46,518	66,618
Interest expense	25,601	34,055	43,379
Other (income) expense, net	10,467	12,303	12,074
	92,549	145,745	175,462
(Loss) income before gain on disposition of real estate	(70)	(13,251)	20,097
Gain on disposition of real estate, net	21,316	120,097	89,935
Net income attributable to unconsolidated joint ventures	$21,246	$106,846	$110,032
Company's share of equity in net income of joint ventures	$4,581	$22,262	$49,417
Basis differential adjustments(A)	1,996	5,630	(2,120)
Equity in net income of joint ventures	$6,577	$27,892	$47,297

(a)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

The impact of the COVID-19 pandemic on revenues in 2021 for the Company’s joint ventures is more fully described in Note 1.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Revenue from contracts:
Asset and property management fees	$5.7	$7.7	$10.6
Leasing commissions and development fees	0.4	1.9	2.2
	6.1	9.6	12.8
Other	0.7	1.0	1.7
	$6.8	$10.6	$14.5

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

Disposition of Joint Venture Assets

In addition to the transactions below, the Company’s joint ventures sold five, 16 and six shopping centers and land parcels for an aggregate sales price of $112.2 million, $439.2 million and $135.5 million, respectively, of which the Company’s share of the gain on sale was $6.7 million, $27.0 million and $36.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Disposition of Joint Venture Interests

In 2022, the Company acquired its joint venture partner's 80% equity interest in one asset owned by the DDRM Joint Venture (Casselberry Commons, Casselberry, Florida) for $35.6 million and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on Change in Control of Interests of $3.3 million (Note 2).

In 2022, the Company sold its 20% interest in the SAU Joint Venture to its partner based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%). These transactions resulted in Gain on Sale of Interests of $42.2 million.

In 2021, one of the Company’s unconsolidated joint ventures sold its sole asset, which was a parcel of undeveloped land in Richmond Hill, Ontario. The Company’s share of net proceeds totaled $22.1 million, after accounting for customary closing costs and foreign currency translation but before income tax. The Company recorded an aggregate gain on the transaction of $14.9 million, which included its $2.8 million share of the gain reported by the joint venture, as well as $12.1 million related to the Company’s promoted interest on the disposition of the investment net of the write-off of the accumulated foreign currency translation and contingent estimated income taxes. In 2023, the income tax contingencies were resolved and the Company recorded a Gain on Sale and Change in Control of Interests of $3.7 million. Subsequent to the transaction, the Company has no other investments outside the United States.

In 2021, the Company acquired the 80% equity interest in six assets owned by the DDRM Joint Venture for $107.2 million and stepped up the previous 20% interest due to change in control, with $73.9 million of mortgage debt related to the properties repaid at closing. The transaction resulted in a Gain on Sale and Change in Control of Interests of $7.2 million. In connection with estimating the fair value of the net assets acquired from the DDRM Joint Venture, the fair value of each property was estimated, and the aggregate gross fair value of the properties acquired was estimated to be $134.0 million (at 100%) based on the consideration paid for the partner's interest. The valuation technique used to value the properties was a discounted cash flow analysis for each property. The discounted cash flow analyses used to estimate the fair value of properties acquired involves significant estimates and assumptions, including discount rates, exit capitalization rates and certain market leasing assumptions.

All transactions with the Company’s equity affiliates are described above.

4.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31,
	2023	2022
Intangible assets, net:
In-place leases	$50,282	$61,918
Above-market leases	3,593	6,206
Lease origination costs	8,249	8,093
Tenant relationships	6,866	11,531
Total intangible assets	68,990	87,748
Operating lease ROU assets(A)	17,373	18,197
Other assets:
Loan commitment fee(B)	13,485	—
Prepaid expenses	5,104	6,721
Swap receivable	11,115	8,138
Other assets	2,294	3,491
Deposits	2,857	3,188
Deferred charges, net	5,325	7,526
Total other assets, net	$126,543	$135,009

Below-market leases, net (other liabilities)(C)	$46,096	$59,825
(A)
Operating lease ROU assets are discussed further in Note 5.
(B)
Fees related to a commitment in October 2023 for a lender to provide a $1.1 billion mortgage facility secured by 40 properties (the “Mortgage Facility”). At December 31, 2023, the fees paid are recorded as a deferred fee as the facility has not closed and therefore no amounts have been drawn. The Company may proceed to close and draw all or a portion of the Mortgage Facility on any date prior to October 25, 2024, subject to the satisfaction of various closing conditions. Once amounts are drawn on the facility, the fees will be classified as a contra asset to the borrowings and amortized over the life of the facility. If it becomes probable that the debt, or a portion of the debt, will not be drawn upon, the commitment fees, or a portion of the commitment fees will be expensed.
(C)
Change as a result of the write-off of unamortized below-market lease intangibles due to the early termination of tenant leases of $8.6 million for the year ended December 31, 2023.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in millions):

Year	Expense
2023	$22.7
2022	27.5
2021	21.6

Estimated net future amortization associated with the Company’s intangibles is as follows (in millions):

Year	Income	Expense
2024	$4.0	$18.1
2025	4.0	12.7
2026	3.8	8.8
2027	3.7	6.3
2028	3.5	4.8

5.
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

Operating lease ROU (“right of use”) assets and operating lease liabilities are included in the Company’s consolidated balance sheets as follows (in thousands):

		December 31,
	Classification	2023	2022
Operating Lease ROU Assets	Other Assets, Net	$17,373	$18,197
Operating Lease Liabilities	Accounts Payable and Other Liabilities	37,108	37,777

Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative expense for its office leases are as follows (in thousands):

	December 31,
Classification	2023	2022	2021
Operating and Maintenance	$2,209	$2,596	$2,645
General and Administrative(A)	2,303	2,213	2,405
Total lease costs	$4,512	$4,809	$5,050
(A)
Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2023	2022
Weighted-Average Remaining Lease Term	35.1 years	35.4 years
Weighted-Average Discount Rate	7.5%	7.4%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$3,598	$4,227

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2024	$3,737
2025	3,801
2026	3,902
2027	3,832
2028	3,869
Thereafter	103,662
Total lease payments	122,803
Less imputed interest	(85,695)
Total	$37,108

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

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2024	$336,005
2025	298,194
2026	262,979
2027	221,243
2028	163,889
Thereafter	443,476
Total	$1,725,786

6.
Revolving Credit Facility

As of December 31, 2023 and 2022, the Company had no borrowings outstanding on its Revolving Credit Facility.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the Secured Overnight Financing Rate (“SOFR”) rate plus a 10 basis-point spread adjustment plus an applicable margin (0.85% at December 31, 2023), or (ii) the alternative base rate plus an applicable margin (0% at December 31, 2023). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at December 31, 2023. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest-rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed-charge coverage. The Company was in compliance with these financial covenants at December 31, 2023 and 2022.

7.
Unsecured and Secured Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2023	2022	2023	2022	December 31, 2023
Unsecured indebtedness:
Senior notes(B)	$1,307.1	$1,460.0	3.625%–4.700%	3.375%–4.700%	February 2025 – June 2027
Senior notes – discount, net	(1.4)	(2.3)
Net unamortized debt issuance costs	(2.5)	(3.8)
Total Senior Notes	$1,303.2	$1,453.9

Term Loan	$200.0	$200.0	4.0% (C)	4.0% (C)	June 2027
Net unamortized debt issuance costs	(1.1)	(1.5)
Total Term Loan	$198.9	$198.5

Secured indebtedness:
Mortgage Indebtedness – Fixed Rate	$125.9	$54.9	6.2%	4.5%	February 2025 – November 2028
Net unamortized debt issuance costs	(1.7)	(0.3)
Total Mortgage Indebtedness	$124.2	$54.6
(A)
The interest rates reflected above for the senior notes represent the range of the coupon rate of the notes outstanding. All other interest rates presented are a weighted average of the outstanding debt. Interest rate on variable-rate debt was calculated using the base rate and spreads effective December 31, 2023 and 2022.
(B)
Effective interest rates ranged from 3.8% to 4.8% as of December 31, 2023 and from 3.5% to 4.8% as of December 31, 2022.
(C)
Reflects the utilization of a swap, which caps the variable-rate (SOFR) interest rate at 2.75%, plus a 10-basis point credit spread adjustment plus the applicable margin (0.95% at both December 31, 2023 and 2022), which is based on the Company’s long-term unsecured debt rating as described below.

Senior Notes

The Company’s various fixed-rate senior notes have interest coupon rates that averaged 4.2% and 4.1% per annum at December 31, 2023 and 2022, respectively. The senior notes may be redeemed prior to maturity based upon a yield maintenance calculation (Note 8). The fixed-rate senior notes were issued pursuant to indentures that contain certain covenants, including limitations on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. The covenants also provide that the cumulative dividends declared or paid from December 31, 1993, through the end of the current period cannot exceed Funds From Operations (as defined in the agreement) plus an additional $20.0 million for the same period unless required to maintain REIT status. Interest is paid semiannually in arrears. At December 31, 2023 and 2022, the Company was in compliance with all of the financial covenants under the indentures.

Term Loan

As of December 31, 2023 and 2022, the Company’s Term Loan (as defined below) had outstanding borrowings of $200.0 million, all of which have been converted to a fixed interest rate of 3.8% through the utilization of a swap (Note 8).

In 2022, the Company amended and restated its $100 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”) to, among other things, (i) modify the financial covenants and certain other provisions contained therein in a manner consistent with the amendments made to the Revolving Credit Facility, (ii) extend the maturity date to June 2027, (iii) add a $100 million delayed draw feature (that was drawn upon in June 2022) and (iv) change the interest rate benchmark from LIBOR to SOFR. The Term Loan bears interest at variable rates equal to (i) the SOFR rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.95% at December 31, 2023) or (ii) the alternative base rate plus an applicable margin (0.0% at December 31, 2023). The applicable margins vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). In August 2022, the variable-rate (SOFR) component of the interest rate applicable to $200 million of the Term Loan was converted to a fixed rate of 2.75% through the loan's maturity date. The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments and subject to other customary conditions precedent. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with covenants similar to those contained in the Revolving Credit Facility. The Company was in compliance with these financial covenants at December 31, 2023 and 2022.

Mortgages Payable

Mortgages payable, collateralized by real estate with a net book value of $119.9 million at December 31, 2023, and related tenant leases are generally due in monthly installments of principal and/or interest. Fixed contractual interest rates on mortgages payable range from approximately 3.8% to 6.7% per annum.

Scheduled Principal Repayments

The scheduled principal repayments of the Revolving Credit Facility ($0 at December 31, 2023, Note 6) and unsecured and secured indebtedness, excluding extension options, as of December 31, 2023, were as follows (in thousands):

Year	Amount
2024	$684
2025	483,508
2026	401,003
2027	651,581
2028	94,633
1,631,409
Unamortized fair market value of assumed debt	201
Net unamortized debt issuance costs	(5,335)
Total indebtedness	$1,626,275

Total gross fees paid by the Company for its revolving credit facilities and term loans in 2023, 2022 and 2021 aggregated $2.1 million, $2.2 million and $2.1 million, respectively.

8.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments.

Measurement of Fair Value

At December 31, 2023, the Company used a pay-fixed interest rate swap to manage some of its exposure to changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains swap agreements (included in Other Assets) measured at fair value on a recurring basis as of December 31, 2023. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
December 31, 2023
Derivative Financial Instruments	$—	$11.1	$—	$11.1
December 31, 2022
Derivative Financial Instruments	$—	$8.1	$—	$8.1

Other Fair Value Instruments

See discussion of fair value considerations of joint venture investments in Note 1.

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,303,243	$1,278,186	$1,453,923	$1,378,485
Revolving Credit Facility and Term Loan	198,856	200,000	198,521	200,000
Mortgage Indebtedness	124,176	127,749	54,577	51,936
	$1,626,275	$1,605,935	$1,707,021	$1,630,421

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

As of December 31, 2023 and 2022, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converts the variable-rate SOFR component of the interest rate applicable to its Term Loan to a fixed rate of 2.75%.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as a cash flow hedge is recorded in Accumulated Other Comprehensive Income (“OCI”) and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $3.8 million.

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

Derivative – Unsecured Notes

In the fourth quarter of 2023, the Company entered into swaption agreements with a notional amount aggregating $450.0 million to partially hedge the impact of change in benchmark interest rates to potential yield maintenance premiums of its unsecured notes due in 2027. The swaptions did not qualify for hedge accounting. As a result, these derivative instruments are recorded in the Company’s consolidated balance sheet at fair market value, with changes in value recorded through earnings as of each balance sheet date until exercise or expiration, in October 2024. Accordingly, the Company reported non-cash income of $2.1 million related to the valuation adjustments associated with these instruments for the year ended December 31, 2023.

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

Commitments and Guaranties

In conjunction with the redevelopment of various shopping centers, the Company had entered into commitments with general contractors aggregating approximately $6.7 million for its consolidated properties as of December 31, 2023. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, assets sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, both of which were recorded as a liability and reduction of gain on sale of real estate aggregating $5.4 million at December 31, 2023. The amount is recorded in accounts payable and other liabilities on the Company’s consolidated balance sheet.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days' notice without penalty. At December 31, 2023, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.4 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2023, the Company had letters of credit outstanding of $12.9 million. The Company has not recorded any obligation associated with these letters of credit, the majority of which serve as collateral to secure the Company’s obligation to third-party insurers with respect to limited reinsurance provided by the Company’s captive insurance company.

10.
Preferred Shares, Common Shares and Common Shares in Treasury and Non-Controlling Interests

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

Common Share Dividends

	For the Year Ended December 31,
	2023	2022	2021
Common share dividends declared per share	$0.68	$0.52	$0.47

The Company’s aggregate cash dividends declared in 2023 of $0.68 per common share included a special cash dividend of $0.16 per common share attributable to significant dispositions activity consummated in 2023, which was paid on January 12, 2024.

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

Common Shares in Treasury

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the new program, the Company is authorized to purchase up to a maximum value of $100 million of its common shares. In 2023 and late December 2022, the Company repurchased 1.5 million and 0.5 million common shares, respectively, in open market transactions at an aggregate cost of $20.0 million and $6.6 million, respectively, under this new program, all of which settled in 2023 at an aggregate weighted-average price of $13.44 per share. In 2018, the Company’s Board of Directors authorized a $100 million common share repurchase program all of which was utilized as of December 20, 2022. In 2022, the Company repurchased 3.2 million shares under this program at an aggregate cost of $42.3 million, or a weighted-average price of $13.04 per share. These shares were recorded as Treasury Shares on the Company’s consolidated balance sheets.

Non-Controlling Interests

The Company had 140,633 Operating Partnership Units (“OP Units”) outstanding with respect to one partnership at December 31, 2022. In 2023, the Company redeemed these OP Units for cash at an aggregate cost of $1.7 million. The gain on the transaction was reflected as Additional Paid-in Capital in the Company’s Statement of Equity. The OP Units were classified on the Company’s consolidated balance sheets as Non-Controlling Interests.

In 2021, the Company acquired its partner’s 33% interest in Paradise Village Gateway (Phoenix, Arizona), which had a value of non-controlling interest of negative $2.1 million for $7.1 million and, in 2022, the Company paid an additional $1.4 million in earnouts, which are reflected as Additional Paid-in Capital in the Company’s Statement of Equity.

11.
Other Comprehensive Income

The changes in Accumulated OCI by component are as follows (in thousands):

	Gains and Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance, December 31, 2020	$—	$(2,682)	$(2,682)
Other comprehensive loss before reclassifications	—	(1)	(1)
Reclassification adjustment for foreign currency translation(A)	—	2,683	2,683
Net current-period other comprehensive income (loss)	—	2,682	2,682
Balance, December 31, 2021	—	—	—
Change in cash flow hedges	9,415	—	9,415
Amounts reclassified from accumulated other comprehensive income to interest expense(B)	(377)	—	(377)
Net current-period other comprehensive income	9,038	—	9,038
Balance, December 31, 2022(C)	9,038	—	9,038
Change in cash flow hedges	416	—	416
Amounts reclassified from accumulated other comprehensive income to interest expense(B)	(3,333)	—	(3,333)
Balance, December 31, 2023(C)	$6,121	$—	$6,121
(A)
Represents the release of foreign currency translation related to the sale of a parcel of undeveloped land in Richmond Hill, Ontario, owned by one of the Company’s joint ventures (Note 3).
(B)
Classified in Interest Expense in the Company’s consolidated statements of operations.
(C)
Includes derivative financial instruments entered into by the Company on its Term Loan (Note 8) and an unconsolidated joint venture.
12.
Impairment Charges

The Company recorded impairment charges based on the difference between the carrying value of the assets or investments and the estimated fair market value as follows (in millions):

	For the Year Ended December 31,
	2022	2021
Assets marketed for sale(A)	$—	$7.3
Sale of building to tenant(B)	2.5	—
Total impairment charges	$2.5	$7.3
(A)
The impairment charges recorded were triggered by a change in the hold period assumptions.
(B)
Recorded as a result of a tenant exercising a $7.0 million fixed-price purchase option on their building pursuant to the lease agreement. This asset was sold in the fourth quarter of 2022.

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2022
Long-lived assets held and used	—	—	7.0	7.0	2.5
December 31, 2021
Long-lived assets held and used	—	—	10.0	10.0	7.3

The valuation techniques and unobservable inputs used by the Company to determine fair value measurements were based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values. Assets where the Company identified an impairment charge, were generally sold within one year of the period in which the impairment charge was recorded.

13.
Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, 1.7 million common shares were available for grant of future awards as of December 31, 2023.

Restricted Share Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 0.6 million in 2023, 0.1 million in 2022 and 0.4 million in 2021. These grants generally vest in equal annual amounts over a three- to five-year period. RSUs generally receive cash payments which are equivalent to the cash dividends paid on the Company’s common shares. These grants have a weighted-average fair value at the date of grant ranging from $7.87 to $15.33, which was equal to the market value of the Company’s common shares at the date of grant. As a component of compensation to the Company’s non-employee directors, the Company issued approximately 0.1 million common shares to the non-employee directors for the years ended December 31, 2023 and 2022 and 2021. The grant value was equal to the market value of the Company’s common shares at the date of grant, and these common shares were fully vested upon grant.

Performance-Based Restricted Share Units (PRSUs)

In 2023 and 2022, the Board of Directors approved grants to the Company’s four named executive officers and one additional officer. In 2021 and 2020, the Board of Directors approved grants to the chief executive officer and the chief financial officer. And in 2019 and 2018, the Board of Directors approved grants to the chief executive officer. These PRSUs cover a “target” number of shares, subject to three-year performance periods beginning on the respective March 1 and ending after a three-year period on the respective February 28. In addition, in 2020 the Board of Directors approved grants to the chief financial officer covering a “target” number of shares, subject to one-year, and two-year performance periods beginning on March 1, 2020.

The payout of the PRSUs will vary based on relative total shareholder return performance measured over the applicable performance period, with the ultimate payout ranging from a level of 0% of target to a maximum level of 200% of target. In March 2023, the Company issued 559,559 common shares in settlement of PRSUs granted in 2020. In March 2022, the Company issued 519,255 common shares in settlement of certain PRSUs granted in 2019 and 2020. In March 2021, the Company issued 570,295 common shares in settlement of certain PRSUs granted in 2018 and 2020. The 2023 and 2022 grants had a grant date fair value aggregating $3.9 million and the 2021 grants had a grant date fair value aggregating $3.3 million, all to be amortized ratably over the performance period ending three years from the date of grant.

Under the anti-dilution provisions of the Company’s equity incentive plan and the respective PRSU award agreement, the PRSUs issued in March 2018 were adjusted as of the spin-off of RVI, effective July 1, 2018, as determined by the Company’s compensation committee. The number of PRSUs was adjusted so as to retain the same intrinsic value immediately after the spin-off that the PRSU awards had immediately prior to the spin-off. Effective at the date of the spin-off, because these awards were dual-indexed to both the Company’s and RVI’s stock performance, the 2018 PRSU awards were accounted for as liability awards and marked to fair value on a quarterly basis. In 2021, the Company recorded a mark-to-market expense of $5.6 million in connection with these awards that were settled in March 2021.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	733	$11.43
Granted	571	12.48
Vested	(242)	12.61
Forfeited	(13)	12.43
Unvested at December 31, 2023	1,049	$11.72

As of December 31, 2023, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $12.3 million, which is expected to be recognized over a weighted-average 1.7-year term, which includes the performance-based and time-based vesting periods.

Stock Options

The Company had 0.2 million, 0.2 million and 0.3 million stock options outstanding at December 31, 2023, 2022 and 2021, respectively, all exercisable, at a weighted-average price of $27.36, $27.31 and $26.96, none of which have any intrinsic value.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code. Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan and Equity Deferred Compensation Plan, both non-qualified plans, which permit the deferral of base salaries, commissions and annual performance-based cash bonuses or receipt of restricted shares. In addition, directors of the Company are permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan. All of these plans were fully funded at December 31, 2023.
14.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Year Ended December 31,
	2023	2022	2021
Numerators – Basic and Diluted
Net income	$265,721	$168,792	$125,416
Income attributable to non-controlling interests	(18)	(73)	(481)
Write-off of preferred share original issuance costs	—	—	(5,156)
Preferred dividends	(11,156)	(11,156)	(13,656)
Earnings attributable to unvested shares and OP Units	(606)	(484)	(572)
Net income attributable to common shareholders after allocation to participating securities	$253,941	$157,079	$105,551

Denominators – Number of Shares
Basic – Average shares outstanding	209,459	212,998	208,004
Assumed conversion of dilutive securities:
PRSUs	162	744	973
Forward equity	—	—	25
OP Units	—	141	141
Diluted – Average shares outstanding	209,621	213,883	209,143
Earnings Per Share:
Basic	$1.21	$0.74	$0.51
Diluted	$1.21	$0.73	$0.51

Basic average shares outstanding do not include restricted shares totaling 1.0 million, 0.7 million and 0.9 at years ended December 31, 2023, 2022 and 2021, respectively, that were not vested (Note 13).

The following potentially dilutive securities were considered in the calculation of EPS:

•
PRSUs issued to certain executives were considered in the computation of diluted EPS (Note 13) for all years presented.
•
The exchange into common shares associated with OP Units was included in the computation of diluted EPS for the years ended December 31, 2022 and 2021. The OP Units were redeemed in 2023 (Note 10).
•
The agreements to offer and sell approximately 2.2 million common shares on a forward basis were considered in the computation of diluted EPS for the year ended December 31, 2021 (Note 10). These agreements were anti-dilutive in 2022 and not outstanding in 2023.
•
Options to purchase common shares that were outstanding were not considered in the computation of diluted EPS, as the options were anti-dilutive for all years presented (Note 13).
15.
Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income (excluding net capital gains) to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a

REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for each of the three years ended December 31, 2023, 2022 and 2021, no U.S. federal income or excise taxes were incurred.

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

For the year ended December 31, 2023, the Company made net state and local tax payments of $1.8 million and for both of the years ended December 31, 2022 and 2021, the Company made net payments of $0.6 million related to taxes.

The following represents the activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Book income (loss) before income taxes	$6,450	$6,374	$(3,420)
Current	$—	$—	$—
Deferred	—	—	—
Total income tax expense	$—	$—	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2023	2022	2021
Statutory Rate	21%	21%	21%
Statutory rate applied to pre-tax income (loss)	$1,355	$1,339	$(718)
Deferred tax impact of contributions of assets	—	(7,542)	(2,410)
Deferred tax impact of tax rate change	339	261	(366)
Valuation allowance (decrease) increase based on impact of tax rate change	(339)	(261)	366
Valuation allowance (decrease) increase – other deferred	(1,337)	6,094	(1,087)
Expiration of capital loss carryforward	—	—	3,584
Other	(18)	$109	631
Total expense	$—	$—	$—
Effective tax rate	0.00%	0.00%	0.00%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Deferred tax assets(A)	$36,056	$37,735
Deferred tax liabilities	(139)	(142)
Valuation allowance	(35,917)	(37,593)
Net deferred tax asset	$—	$—
(A)
At December 31, 2023, primarily attributable to $20.5 million of net operating losses and $9.8 million of book/tax differences in joint venture investments. At December 31, 2022, primarily attributable to $21.6 million of net operating losses, $10.2 million of book/tax differences in joint venture investments. The TRS net operating loss carryforwards will expire in varying amounts between the years 2024 and 2035, except for approximately $6.8 million and $6.1 million in 2023 and 2022, respectively, that does not expire and is limited to 80% of taxable income.

Reconciliation of GAAP net income attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
GAAP net income attributable to SITE Centers	$265,703	$168,719	$124,935
Book/tax differences	(57,471)	(60,732)	476
Taxable income before adjustments	208,232	107,987	125,411
Less: Net operating loss carryforward	(54,466)	—	(28,576)
Less: Capital gains	—	(7,664)	—
Taxable income subject to the 90% dividend requirement	$153,766	$100,323	$96,835

Cash dividends declared applicable to tax years ended December 31, 2023, 2022 and 2021, were in excess of taxable income.

16.
Subsequent Events

From January 1, 2024 through February 21, 2024, the Company acquired one convenience center for the purchase price of $10.7 million and sold two shopping centers for an aggregate price of $82.4 million.

On January 12, 2024, the Company paid a special dividend of $0.16 per common share to shareholders of record on December 27, 2023.

From January 1, 2024 through February 21, 2024, the Company purchased approximately $29.1 million aggregate principal amount of its outstanding senior unsecured notes due in 2025 for a total consideration including expenses of $28.7 million.

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2023
Allowance for uncollectible accounts(A)	$3,486	$(413)	$645	$2,428
Valuation allowance for deferred tax assets(B)	$37,593	$—	$1,676	$35,917
Year ended December 31, 2022
Allowance for uncollectible accounts(A)	$4,720	$257	$1,491	$3,486
Valuation allowance for deferred tax assets(B)	$31,760	$5,833	$—	$37,593
Year ended December 31, 2021
Allowance for uncollectible accounts(A)	$7,402	$1,051	$3,733	$4,720
Valuation allowance for deferred tax assets	$32,481	$—	$721	$31,760
(A)
Includes allowances on straight-line rents.
(B)
Amounts charged to expense are discussed further in Note 15.

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2023

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Chandler, AZ	1,417	3,490	1,417	3,497	4,914	187	4,727	—	2022 (A)
Mesa, AZ	1,486	3,202	1,486	3,202	4,688	160	4,528	—	2022 (A)
Peoria, AZ	11,048	16,918	11,048	16,918	27,966	—	27,966	—	2023 (A)
Phoenix, AZ	18,701	18,929	18,701	26,768	45,469	14,467	31,002	—	1999 (A)
Phoenix, AZ	15,352	24,414	15,352	31,287	46,639	20,522	26,117	—	2003 (A)
Phoenix, AZ (Peoria)	15,090	36,880	18,399	48,787	67,186	18,672	48,514	—	2012 (A)
Scottsdale, AZ	6,424	7,684	6,424	7,697	14,121	547	13,574	—	2022 (A)
Scottsdale, AZ	1,756	4,404	1,756	4,404	6,160	240	5,920	—	2022 (A)
Tempe, AZ	2,451	4,640	2,451	4,660	7,111	262	6,849	—	2022 (A)
Fontana, CA	23,861	57,931	23,861	64,928	88,789	21,122	67,667	—	2014 (A)
Lafayette, CA	21,431	36,076	21,432	36,086	57,518	2,170	55,348	—	2022 (A)
Lafayette, CA	6,808	32,751	6,808	33,282	40,090	1,990	38,100	—	2022 (A)
Long Beach, CA	—	147,918	—	200,646	200,646	122,069	78,577	—	2005 (C)
Oakland, CA	4,361	33,538	4,361	33,538	37,899	11,787	26,112	—	2013 (A)
Roseville, CA	18,400	59,109	18,400	59,886	78,286	18,554	59,732	—	2014 (A)
Roseville, CA	5,174	7,923	5,174	8,586	13,760	2,641	11,119	—	2014 (A)
Centennial, CO	7,833	35,550	9,075	72,613	81,688	51,774	29,914	—	1997 (C)
Colorado Springs, CO	4,890	25,531	4,890	34,325	39,215	15,384	23,831	—	2011 (A)
Colorado Springs, CO	4,111	22,140	4,111	28,211	32,322	8,860	23,462	—	2011 (A)
Denver, CO	20,733	22,818	20,804	34,203	55,007	18,802	36,205	—	2003 (A)
Denver, CO	1,222	4,305	1,223	4,490	5,713	182	5,531	—	2022 (A)
Parker, CO	4,233	16,744	4,233	17,982	22,215	5,857	16,358	—	2003 (A)
Parker, CO	398	21,512	398	26,027	26,425	8,304	18,121	—	2003 (A)
Parker, CO	2,474	7,842	2,456	7,842	10,298	299	9,999	—	2023 (A)
Guilford, CT	4,588	41,892	6,457	64,913	71,370	16,463	54,907	—	2015 (C)
Boca Raton, FL	23,120	58,982	23,120	62,223	85,343	3,599	81,744	—	2022 (A)
Boynton Beach, FL	6,048	9,256	6,048	10,881	16,929	1,163	15,766	—	2021 (A)
Brandon, FL	—	4,111	—	27,783	27,783	6,140	21,643	—	1972 (C)
Brandon, FL	2,938	13,685	2,938	20,448	23,386	5,863	17,523	—	2013 (A)
Casselberry, FL	10,336	30,349	10,336	30,788	41,124	2,823	38,301	—	2022 (A)
Delray Beach, FL	12,664	26,006	12,664	26,228	38,892	2,404	36,488	16,551	2021 (A)
Estero, FL	3,504	13,286	3,504	13,300	16,804	84	16,720	—	2023 (A)
Fort Walton Beach, FL	3,643	5,612	3,462	6,244	9,706	1,358	8,348	—	2021 (A)
Jupiter, FL	8,764	20,051	8,764	21,873	30,637	2,431	28,206	—	2020 (A)
Miami, FL	11,626	30,457	26,743	122,827	149,570	63,939	85,631	—	2006 (C)
Naples, FL	10,172	39,342	10,172	44,674	54,846	14,857	39,989	—	2013 (A)
Orlando, FL	8,528	56,684	13,057	82,511	95,568	19,734	75,834	—	2016 (C)
Orlando, FL	9,451	16,424	9,451	16,906	26,357	1,875	24,482	—	2020 (A)
Palm Harbor, FL	1,137	4,089	1,137	5,799	6,936	4,581	2,355	—	1995 (A)
Plantation, FL	21,729	37,331	22,112	98,371	120,483	55,988	64,495	—	2007 (A)
Tamarac, FL	16,730	22,139	16,730	23,388	40,118	2,561	37,557	—	2021 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2023

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Tampa, FL	10,000	10,907	10,000	11,355	21,355	1,647	19,708	9,100	2019 (A)
Winter Garden, FL	38,945	130,382	38,945	141,806	180,751	50,792	129,959	—	2013 (A)
Alpharetta, GA	1,370	3,003	1,370	3,007	4,377	202	4,175	—	2022 (A)
Alpharetta, GA	1,489	7,489	1,490	7,542	9,032	189	8,843	—	2023 (A)
Atlanta, GA	14,078	41,050	14,078	48,529	62,607	22,465	40,142	—	2009 (A)
Atlanta, GA	12,358	17,103	12,365	17,590	29,955	1,579	28,376	—	2021 (A)
Atlanta, GA	2,719	5,379	2,719	5,406	8,125	301	7,824	—	2022 (A)
Cumming, GA	14,249	23,653	14,249	30,366	44,615	18,962	25,653	—	2003 (A)
Cumming, GA	6,851	49,659	6,851	53,679	60,530	18,676	41,854	—	2013 (A)
Douglasville, GA	2,839	5,511	2,839	7,582	10,421	2,027	8,394	—	2018 (A)
Kennesaw, GA	3,819	10,807	3,826	11,007	14,833	293	14,540	—	2023 (A)
Roswell, GA	6,566	15,005	7,894	29,833	37,727	15,546	22,181	—	2007 (A)
Snellville, GA	4,077	2,217	4,079	2,217	6,296	13	6,283	—	2023 (A)
Snellville, GA	10,185	51,815	7,859	53,133	60,992	31,635	29,357	—	2007 (A)
Suwanee, GA	13,479	23,923	13,335	39,257	52,592	22,469	30,123	—	2003 (A)
Chicago, IL	22,642	82,754	22,642	85,082	107,724	27,404	80,320	—	2014 (A)
Chicago, IL	23,588	45,632	23,588	46,026	69,614	12,083	57,531	—	2017 (A)
Schaumburg, IL	27,466	84,679	21,736	83,667	105,403	28,716	76,687	—	2013 (A)
Timonium, MD	4,380	9,921	4,366	9,957	14,323	363	13,960	—	2023 (A)
Framingham, MA	5,173	208	5,173	5,982	11,155	188	10,967	—	2013 (A)
Brentwood, MO	10,018	32,053	10,018	41,264	51,282	29,585	21,697	—	1998 (A)
East Hanover, NJ	3,847	23,798	3,847	29,961	33,808	16,564	17,244	—	2007 (A)
Edgewater, NJ	7,714	30,473	7,714	48,040	55,754	19,562	36,192	—	2007 (A)
Freehold, NJ	2,460	2,475	3,166	3,882	7,048	1,826	5,222	—	2005 (C)
Hamilton, NJ	8,039	49,896	10,014	99,766	109,780	56,681	53,099	—	2003 (A)
Princeton, NJ	17,991	82,063	18,998	124,748	143,746	80,008	63,738	100,000	1997 (A)
Voorhees, NJ	1,350	1,837	1,350	6,259	7,609	761	6,848	—	2020 (A)
Hempstead, NY	26,487	14,418	26,479	15,068	41,547	1,848	39,699	—	2020 (A)
Charlotte, NC	11,224	82,124	11,173	102,096	113,269	37,888	75,381	—	2012 (A)
Charlotte, NC	1,808	30,392	6,957	46,732	53,689	15,280	38,409	—	2013 (C)
Charlotte, NC	1,792	—	1,792	7,792	9,584	1,289	8,295	—	2017 (A)
Charlotte, NC	1,911	6,892	1,904	6,892	8,796	43	8,753	—	2023 (A)
Cornelius, NC	4,382	15,184	4,190	29,159	33,349	12,672	20,677	—	2007 (A)
Cincinnati, OH	19,572	54,495	19,572	81,230	100,802	26,188	74,614	—	2014 (A)
Columbus, OH	12,922	46,006	14,078	73,299	87,377	54,616	32,761	—	1998 (A)
Columbus, OH	18,716	64,617	20,666	76,279	96,945	28,930	68,015	—	2011 (A)
Stow, OH	993	9,028	993	48,267	49,260	29,824	19,436	—	1969 (C)
Portland, OR	20,208	50,738	20,208	66,808	87,016	28,844	58,172	—	2012 (A)
Portland, OR	10,122	37,457	10,122	38,455	48,577	5,653	42,924	—	2019 (A)
Easton, PA	7,691	20,405	7,691	21,412	29,103	3,280	25,823	—	2020 (A)
Brentwood, TN	6,101	25,956	6,101	28,192	34,293	9,931	24,362	—	2013 (A)

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2023

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land(2)	Improvements(3)	Total	Depreciation(4)	Depreciation	Encumbrances(5)	Acquisition (A)
Austin, TX	5,000	8,838	5,521	8,272	13,793	106	13,687	—	2023 (A)
Highland Village, TX	5,545	28,365	5,524	30,827	36,351	12,088	24,263	—	2013 (A)
Houston, TX	2,743	18,506	2,743	18,458	21,201	1,011	20,190	—	2022 (A)
Houston, TX	15,189	6,531	15,204	6,541	21,745	184	21,561	—	2023 (A)
Houston, TX	2,141	6,689	2,141	6,881	9,022	62	8,960	—	2023 (A)
Round Rock, TX	3,467	8,839	3,467	9,533	13,000	1,421	11,579	—	2019 (A)
San Antonio, TX	2,882	37,327	4,280	55,567	59,847	35,474	24,373	—	2002 (C)
San Antonio, TX	5,602	39,196	10,158	120,934	131,092	58,868	72,224	—	2007 (C)
San Antonio, TX	594	—	594	—	594	—	594	—	2022 (C)
Charlottesville, VA	2,181	6,571	2,181	6,657	8,838	593	8,245	—	2021 (A)
Charlottesville, VA	1,400	2,537	1,396	2,537	3,933	168	3,765	—	2021 (A)
Fairfax, VA	15,681	68,536	15,681	72,131	87,812	24,199	63,613	—	2013 (A)
Fairfax, VA	4,377	10,868	4,377	11,357	15,734	592	15,142	—	2022 (A)
Fairfax, VA	1,830	6,206	1,830	6,227	8,057	345	7,712	—	2022 (A)
Fairfax, VA	4,532	5,221	4,532	5,587	10,119	333	9,786	—	2022 (A)
Midlothian, VA	634	3,499	633	3,499	4,132	49	4,083	—	2023 (A)
Richmond, VA	7,331	49,278	7,330	52,428	59,758	5,785	53,973	—	2020 (A)
Richmond, VA	11,879	34,736	11,879	37,852	49,731	20,251	29,480	—	2007 (A)
Springfield, VA	17,016	40,038	17,016	45,448	62,464	24,166	38,298	—	2007 (A)
Portfolio Balance	14,915	213,983	14,915	213,983	228,898	117,144	111,754	—

	$901,192	$2,979,113	$938,794	$3,892,365	$4,831,159	$1,570,377	$3,260,782	$125,651

(1)
The aggregate cost for federal income tax purposes was approximately $5.0 billion at December 31, 2023.
(2)
Includes $8.3 million of undeveloped land at December 31, 2023.
(3)
Includes $43.1 million of construction in progress at December 31, 2023.
(4)
Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(5)
Excludes fair market value of debt adjustments and net loan costs aggregating $1.5 million.

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$5,433,159	$5,238,881	$4,989,388
Acquisitions	156,154	328,898	215,998
Developments, improvements and expansions	105,891	113,876	84,130
Adjustments of property carrying values (Impairments)	—	(2,536)	(7,270)
Disposals(A)	(864,045)	(245,960)	(43,365)
Balance at end of year	$4,831,159	$5,433,159	$5,238,881

(A)
Includes the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,652,899	$1,571,569	$1,427,057
Depreciation for year	189,785	176,047	164,200
Disposals	(272,307)	(94,717)	(19,688)
Balance at end of year	$1,570,377	$1,652,899	$1,571,569

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2024.

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