Form 10-Q
period 2024-03-31
SITE Centers Corp.
filed 2024-05-01
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024 the registrant had 209,543,106 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2024

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Land	$906,727	$930,540
Buildings	3,185,457	3,311,368
Fixtures and tenant improvements	542,875	537,872
	4,635,059	4,779,780
Less: Accumulated depreciation	(1,575,920)	(1,570,377)
	3,059,139	3,209,403
Construction in progress and land	54,148	51,379
Total real estate assets, net	3,113,287	3,260,782
Investments in and advances to joint ventures, net	38,607	39,372
Cash and cash equivalents	551,285	551,968
Restricted cash	5,433	17,063
Accounts receivable	57,159	65,623
Other assets, net	126,807	126,543
	$3,892,578	$4,061,351
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,242,191	$1,303,243
Term loan, net	198,940	198,856
Revolving credit facility	—	—
	1,441,131	1,502,099
Mortgage indebtedness, net	124,100	124,176
Total indebtedness	1,565,231	1,626,275
Accounts payable and other liabilities	173,242	195,727
Dividends payable	30,161	63,806
Total liabilities	1,768,634	1,885,808
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,375,205 and 214,373,833 shares issued at March 31, 2024 and December 31, 2023, respectively	21,437	21,437
Additional paid-in capital	5,971,666	5,974,904
Accumulated distributions in excess of net income	(3,988,449)	(3,934,736)
Deferred compensation obligation	5,052	5,167
Accumulated other comprehensive income	8,723	6,121
Less: Common shares in treasury at cost: 5,107,171 and 5,340,654 shares at March 31, 2024 and December 31, 2023, respectively	(69,485)	(72,350)
Total equity	2,123,944	2,175,543
	$3,892,578	$4,061,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2024	2023
Revenues from operations:
Rental income	$119,592	$135,872
Fee and other income	2,499	2,820
	122,091	138,692
Rental operation expenses:
Operating and maintenance	20,544	23,166
Real estate taxes	16,738	20,053
Impairment charges	66,600	—
General and administrative	11,072	10,645
Depreciation and amortization	43,150	54,016
	158,104	107,880
Other income (expense):
Interest expense	(18,913)	(19,923)
Interest income	7,294	—
Gain on debt retirement	760	—
Loss on equity derivative instruments	(4,096)	—
Other income (expense), net	(4,063)	(687)
	(19,018)	(20,610)
(Loss) income before earnings from equity method investments and other items	(55,031)	10,202
Equity in net income of joint ventures	17	1,359
Gain on sale and change in control of interests, net	—	3,749
Gain on disposition of real estate, net	31,714	205
(Loss) income before tax expense	(23,300)	15,515
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(252)	(213)
Net (loss) income	$(23,552)	$15,302
Income attributable to non-controlling interests, net	—	(18)
Net (loss) income attributable to SITE Centers	$(23,552)	$15,284
Preferred dividends	(2,789)	(2,789)
Net (loss) income attributable to common shareholders	$(26,341)	$12,495

Per share data:
Basic	$(0.13)	$0.06
Diluted	$(0.13)	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2024	2023
Net (loss) income	$(23,552)	$15,302
Other comprehensive income (loss):
Change in cash flow hedges, net of amount reclassed to earnings	2,602	(3,200)
Total other comprehensive income (loss)	2,602	(3,200)
Comprehensive income (loss)	$(20,950)	$12,102
Total comprehensive income attributable to non-controlling interests	—	(18)
Total comprehensive income (loss) attributable to SITE Centers	$(20,950)	$12,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2023	$175,000	$21,437	$5,974,904	$(3,934,736)	$5,167	$6,121	$(72,350)	$2,175,543
Stock-based compensation, net	—	—	(3,238)	—	(115)	—	2,865	(488)
Dividends declared-common shares	—	—	—	(27,372)	—	—	—	(27,372)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income (loss)	—	—	—	(23,552)	—	2,602	—	(20,950)
Balance, March 31, 2024	$175,000	$21,437	$5,971,666	$(3,988,449)	$5,052	$8,723	$(69,485)	$2,123,944

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2022	$175,000	$21,437	$5,974,216	$(4,046,370)	$5,025	$9,038	$(51,518)	$5,794	$2,092,622
Issuance of common shares related to stock plans	—	—	6	—	—	—	—	—	6
Repurchase of common shares	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	(8,133)	—	30	—	5,094	—	(3,009)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,292)	—	—	—	—	(27,292)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income (loss)	—	—	—	15,284	—	(3,200)	—	18	12,102
Balance, March 31, 2023	$175,000	$21,437	$5,966,089	$(4,061,167)	$5,055	$5,838	$(73,035)	$5,794	$2,045,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2024	2023
Cash flow from operating activities:
Net (loss) income	$(23,552)	$15,302
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	43,150	54,016
Stock-based compensation	2,031	1,760
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	1,819	1,111
Gain on debt retirement	(760)	—
Other income—unrealized loss on derivatives	4,096	—
Equity in net income of joint ventures	(17)	(1,359)
Gain on sale and change in control of interests	—	(3,749)
Gain on disposition of real estate, net	(31,714)	(205)
Impairment charges	66,600	—
Assumption of building due to ground lease termination	(1,952)	—
Net change in accounts receivable	7,790	4,819
Net change in accounts payable and accrued expenses	(15,643)	(16,205)
Net change in other operating assets and liabilities	(11,896)	(13,323)
Total adjustments	63,504	26,865
Net cash flow provided by operating activities	39,952	42,167
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(18,065)	(26,503)
Real estate developed and improvements to operating real estate	(19,813)	(27,990)
Proceeds from sale of joint venture interests	—	3,405
Proceeds from disposition of real estate	115,329	—
Equity contributions to joint ventures	(44)	(56)
Repayment of joint venture advance	730	318
Net cash flow provided by (used for) investing activities	78,137	(50,826)
Cash flow from financing activities:
Proceeds from revolving credit facility, net	—	75,000
Payment of loan commitment fees	(3,183)	—
Repayment of senior notes	(60,758)	—
Repayment of mortgage debt	(134)	(314)
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(2,594)	(4,800)
Repurchase of common shares	—	(26,611)
Distributions to redeemable operating partnership units	—	(18)
Dividends paid	(63,733)	(30,353)
Net cash flow (used for) provided by financing activities	(130,402)	12,904

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,313)	4,245
Cash, cash equivalents and restricted cash, beginning of period	569,031	21,214
Cash, cash equivalents and restricted cash, end of period	$556,718	$25,459

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2024 and 2023, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2024	2023
Dividends declared, but not paid	$30.2	$30.1
Accounts payable related to construction in progress	8.1	10.3
Assumption of building due to ground lease termination	2.0	—

2.
Acquisitions

During the three months ended March 31, 2024, the Company acquired the following convenience centers (in thousands):

Asset	Location	Date Acquired	Gross Purchase Price
Grove at Harper's Preserve	Conroe, Texas	February 2024	$10,650
Shops at Gilbert Crossroads	Gilbert, Arizona	March 2024	8,460
			$19,110

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$4,523	N/A
Buildings	11,760	(A)
Tenant improvements	573	(A)
In-place leases (including lease origination costs and fair market value of leases)	1,816	9.4
	18,672
Less: Below-market leases	(381)	16.1
Less: Other liabilities assumed	(226)	N/A
Net assets acquired	$18,065

(A)
Depreciated in accordance with the Company’s policy.

The total consideration for the assets was paid in cash. Included in the Company’s consolidated statements of operations for the three months ended March 31, 2024, was $0.1 million in total revenues from the date of acquisition through March 31, 2024, for the properties acquired in 2024.

3.
Investments in and Advances to Joint Ventures

At March 31, 2024 and December 31, 2023, the Company had ownership interests in various unconsolidated joint ventures that had investments in 13 shopping center properties. The changes to Investments in and Advances to Joint Ventures are as follows (in thousands):

Balance, December 31, 2023	$39,372
Equity in net loss	(153)
Amortization of basis differentials	170
Repayment of advances	(730)
Capitalized costs	44
Change in fair value of derivative	(96)
Balance, March 31, 2024	$38,607

A reconciliation of the consolidated joint venture equity is as follows (in thousands):

	March 31, 2024	December 31, 2023
Company's share of accumulated equity	$35,365	$35,782
Basis differentials	1,367	1,099
Deferred development fees, net of portion related to the Company's interest	(132)	(136)
Amounts payable to the Company	2,007	2,627
Investments in and Advances to Joint Ventures, net	$38,607	$39,372

Revenues earned by the Company for providing asset management, property management and leasing and development services to all of the Company’s unconsolidated joint ventures were $1.4 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

4.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Intangible assets, net:
In-place leases	$44,583	$50,282
Above-market leases	2,998	3,593
Lease origination costs	7,959	8,249
Tenant relationships	6,368	6,866
Total intangible assets(A)	61,908	68,990
Operating lease ROU assets	17,107	17,373
Other assets:
Loan commitment fees(B)	16,011	13,485
Prepaid expenses	12,941	5,104
Swap receivables(C)	9,722	11,115
Other assets	1,584	2,294
Deposits	2,760	2,857
Deferred charges, net	4,774	5,325
Total other assets, net	$126,807	$126,543

Below-market leases, net (other liabilities)	$43,241	$46,096
(A)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $4.7 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively.
(B)
Fees related to a commitment obtained in October 2023 for a lender to provide a $1.1 billion mortgage facility to be secured by an originally identified group of 40 properties (the “Mortgage Facility”). The fees paid to date related to the Mortgage Facility are recorded as a deferred fee as the facility has not closed and therefore no amounts have been drawn. The Company may proceed to close and draw all or a portion of the Mortgage Facility on any date prior to October 25, 2024, subject to the satisfaction of various closing conditions. Once amounts are drawn on the Mortgage Facility, the fees, including a funding fee to be paid at closing, will be classified as a contra asset to the borrowings and amortized over the life of the Mortgage Facility. If it becomes probable that the debt, or a portion of the debt, will not be drawn upon, the fees paid to date, or a portion of the fees paid to date, will be expensed. For the three months ended March 31, 2024, the Company wrote-off $0.7 million of fees to Other Income (Expense), net, on the Company’s Consolidated Statements of Operations because the maximum amount available to be borrowed under the Mortgage Facility decreased to $1.0 billion due to the release of two properties that were originally identified to serve as collateral for the Mortgage Facility.
(C)
Includes cash flow hedge and derivative on unsecured notes (Note 6).
5.
Revolving Credit Facility

As of March 31, 2024, the Company’s Revolving Credit Facility (as defined below) had no outstanding borrowings.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10 basis-point spread adjustment plus an applicable margin (0.85% at March 31, 2024) or (ii) the alternative base rate plus an applicable margin (0.0% at March 31, 2024). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2024. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Investor Services Inc. (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants at March 31, 2024.

6.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments.

Measurement of Fair Value

At March 31, 2024, the Company used a pay-fixed interest rate swap to manage some of its exposure to changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains swap agreements (included in Other Assets) measured at fair value on a recurring basis as of March 31, 2024. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
March 31, 2024
Derivative Financial Instruments	$—	$9.7	$—	$9.7
December 31, 2023
Derivative Financial Instruments	$—	$11.1	$—	$11.1

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,242,191	$1,227,547	$1,303,243	$1,278,186
Revolving Credit Facility and term loan	198,940	200,000	198,856	200,000
Mortgage Indebtedness	124,100	127,189	124,176	127,749
	$1,565,231	$1,554,736	$1,626,275	$1,605,935

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

As of March 31, 2024, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converts the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as a cash flow hedge is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings, into interest expense, in the period that the hedged forecasted transaction affects earnings. All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $4.3 million.

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

Derivative – Unsecured Notes

In 2023, the Company entered into swaption agreements with a notional amount aggregating $450.0 million to partially hedge the impact of change in benchmark interest rates on potential yield maintenance premiums applicable to its unsecured notes due in 2027. The swaptions did not qualify for hedge accounting. As a result, these derivative instruments are recorded in the Company’s consolidated balance sheets at fair market value, with changes in value recorded through earnings as of each balance sheet date until exercise or expiration, in October 2024. Accordingly, the Company reported non-cash loss of $4.1 million related to the valuation adjustments associated with these instruments for the three months ended March 31, 2024.

7.
Senior Notes

During the quarter ended March 31, 2024, the Company purchased $61.6 million aggregate principal amount of its outstanding senior unsecured notes due in 2025 and 2026 at a discount to par resulting in a net gain of $0.8 million.

8.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

Balance, December 31, 2023	$6,121
Change in cash flow hedges	3,895
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,293)
Balance, March 31, 2024 (A)	$8,723
(A)
Includes derivative financial instruments entered into by the Company on its term loan and by an unconsolidated joint venture.

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

	Three Months
	Ended March 31,
	2024	2023
Numerators – Basic and Diluted
Net (loss) income	$(23,552)	$15,302
Income attributable to non-controlling interests	—	(18)
Preferred dividends	(2,789)	(2,789)
Earnings attributable to unvested shares and OP Units	(131)	(107)
Net (loss) income attributable to common shareholders after allocation to participating securities	$(26,472)	$12,388
Denominators – Number of Shares
Basic—Average shares outstanding	209,419	209,971
Assumed conversion of dilutive securities—PRSUs	—	436
Diluted—Average shares outstanding	209,419	210,407
(Loss) Earnings Per Share:
Basic	$(0.13)	$0.06
Diluted	$(0.13)	$0.06

For the three months ended March 31, 2024, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2024, March 2023 and March 2022 were antidilutive in the computation of diluted EPS due to the net loss. For the three months ended March 31, 2023, PRSUs issued to certain executives in March 2021 were considered in the computation of diluted EPS, and PRSUs issued in March 2023 and 2022 were not considered in the computation of diluted EPS, because they were antidilutive. In March 2024, the Company issued 178,527 common shares in settlement of PRSUs granted in 2021.

Common Share Dividends

The Company declared a quarterly cash dividend of $0.13 per common share for both the first quarter of 2024 and the first quarter of 2023.

10.
Impairment Charges

For the three months ended March 31, 2024, the Company recorded impairment charges of $66.6 million, based on the difference between the carrying value of the assets and the estimated fair market value. The impairment charges recorded were triggered by a change in the hold period assumptions.

Items Measured at Fair Value

The Company is required to assess the fair value of certain impaired consolidated investments. The valuation of impaired real estate assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

These valuations are calculated based on market conditions and assumptions made by management at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge, for the three months ended March 31, 2024. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
March 31, 2024
Long-lived assets held and used	$—	$—	$138.2	$138.2	$66.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions, except per square foot):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation
Description	March 31, 2024	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$22.2	Indicative Bid	Indicative Bid(A)	N/A
	116.0	Income Capitalization Approach	Market Capitalization Rate	7.0%—7.7%
			Cost per square foot	$44

(A) Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

11.
Subsequent Events

From April 1, 2024 through April 26, 2024, the Company acquired the fee interest in a parcel at a wholly-owned property in Tampa, Florida for $1.0 million and sold two shopping centers for an aggregate price of $50.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its consolidated subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2023, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of March 31, 2024, the Company’s portfolio consisted of 114 shopping centers (including 13 shopping centers owned through unconsolidated joint ventures). At March 31, 2024, the Company owned approximately 21.9 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2024	2023
Net (loss) income attributable to common shareholders	$(26,341)	$12,495
FFO attributable to common shareholders	$51,931	$61,899
Operating FFO attributable to common shareholders	$59,801	$62,728
(Loss) earnings per share – Diluted	$(0.13)	$0.06

For the three months ended March 31, 2024, the decrease in net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of the impact of net property dispositions and impairment charges partially offset by the gain on disposition of real estate recognized in 2024 and an increase in interest income.

Plan to Separate Convenience Retail Portfolio

In October 2023, the Company announced a plan to spin off its convenience assets into a separate, publicly traded REIT to be named Curbline Properties Corp. (“Curbline”) in recognition of the distinct characteristics and opportunities within the Company’s unanchored and grocery and power center portfolios. Convenience properties are positioned on the curbline of well-trafficked intersections, offering enhanced access and visibility relative to other retail property types. The properties generally consist of a homogeneous row of primarily small-shop units along with dedicated parking leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s site plan and depth of leasing prospects generally reduce operating capital expenditures and provide significant tenant diversification.

In addition, in October 2023, the Company obtained a financing commitment for a $1.1 billion mortgage facility (the “Mortgage Facility”) which is expected to close prior to the consummation of the spin-off with loan and additional asset sale proceeds expected to be used to repay all of the Company’s outstanding unsecured indebtedness, including all outstanding public notes. In the first quarter of 2024, the Company released two properties that had previously been identified to serve as collateral for the facility, thereby reducing the committed amount to $1.0 billion as of March 31, 2024. For the three months ended March 31, 2024, the Company wrote-off $0.7 million of fees to Other Income (Expense), net, on the Company’s Consolidated Statements of Operations because the maximum amount to be borrowed decreased as it related to assets that were identified in the commitment to serve as collateral for the Mortgage Facility but were subsequently released.

As of March 31, 2024, the Company had a portfolio of 67 wholly-owned convenience assets that are expected to be included in the Curbline portfolio, including properties separated or in the process of being separated from existing Company properties. The median property size within the Curbline portfolio as of March 31, 2024, was approximately 21,000 square feet with 92% of base rent generated by units less than 10,000 square feet. The Company intends to acquire additional convenience properties prior to the spin-off that will be included in the Curbline portfolio, funded through additional Company dispositions, retained cash flow and cash on hand. Following the separation of Curbline, the Company intends to realize value through operations and, depending on market conditions, the sale of additional assets. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value.

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

Company Activity

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease up of the portfolio, rent commencement with respect to recently executed leases and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows.

Transactional and investment highlights for the Company through April 26, 2024, include the following:

•
Acquired two convenience centers and a fee interest in a land parcel for an aggregate purchase price of $20.2 million, including Grove at Harper’s Preserve (Houston, Texas) for $10.7 million, Shops at Gilbert Crossroads (Phoenix, Arizona) for $8.5 million and the fee interest in a parcel of land in Tampa, Florida for $1.0 million;
•
Sold five wholly-owned shopping centers for an aggregate sales price of $169.6 million;
•
Repurchased $61.6 million aggregate principal amount of outstanding senior unsecured notes due in 2025 and 2026 for total consideration including expenses of $60.8 million and recorded a gain on retirement of debt of $0.8 million.

Operational Accomplishments

The Company believes strong leasing economics are attributable to the concentration of the Company’s portfolio in suburban, high household income communities and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations.

Operational highlights for the Company through March 31, 2024, include the following:

•
Leased approximately 0.8 million square feet of GLA, including 15 new leases and 84 renewals for a total of 99 leases. As of March 31, 2024, the remaining 2024 lease expirations aggregated approximately 0.8 million square feet of GLA (representing approximately 53% of total annualized base rent of 2024 expiring as of December 31, 2023) as compared to 1.5 million square feet of GLA as of December 31, 2023;
•
For the comparable leases executed in the three months ended March 31, 2024, the Company generated cash lease spreads on a pro rata basis of 11.5% for new leases and 8.0% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot increased to $20.69 at March 31, 2024, as compared to $20.35 at December 31, 2023 and $19.65 at March 31, 2023, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 91.6% at March 31, 2024, as compared to 92.0% at December 31, 2023 and 92.8% at March 31, 2023, all on a pro rata basis and
•
For new leases executed in the three months ended March 31, 2024, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.93 per rentable square foot, on a pro rata basis, over the lease term, as compared to $4.90 per rentable square foot for the full year of 2023. The Company generally does not expend a significant amount of capital on lease renewals.

The comparability of year-over-year and period-over-period operating metrics have been increasingly impacted by the level of the Company’s disposition activities.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2023, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2024	2023	$ Change
Rental income(A)	$119,592	$135,872	$(16,280)
Fee and other income(B)	2,499	2,820	(321)
Total revenues	$122,091	$138,692	$(16,601)
(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended March 31,
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income(1)	$85,265	$98,454	$(13,189)
Recoveries from tenants(2)	29,682	35,316	(5,634)
Uncollectible revenue	355	233	122
Lease termination fees, ancillary and other rental income	4,290	1,869	2,421
Total contractual lease payments	$119,592	$135,872	$(16,280)
(1)
The changes in base and percentage rental income for the three months ended March 31, 2024, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$2.4
Comparable Portfolio Properties	1.5
Disposition of shopping centers	(17.1)
Total	$(13.2)

At March 31, 2024 and 2023, the Company owned 101 and 105 wholly-owned properties, respectively, with an aggregate occupancy rate of 91.7% and 92.9%, respectively, and average annualized base rent per occupied square foot of $20.81 and $19.71, respectively.

(2)
Recoveries from tenants were approximately 79.6% and 81.7% of operating expenses and real estate taxes for the three months ended March 31, 2024 and 2023, respectively.
(B)
Fee and Other Income was primarily earned from the Company’s unconsolidated joint ventures. Decreases in the number of assets under management will impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2024	2023	$ Change
Operating and maintenance(A)	$20,544	$23,166	$(2,622)
Real estate taxes(A)	16,738	20,053	(3,315)
Impairment charges(B)	66,600	—	66,600
General and administrative(C)	11,072	10,645	427
Depreciation and amortization(A)	43,150	54,016	(10,866)
	$158,104	$107,880	$50,224
(A)
The changes for the three months ended March 31, 2024, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.4	$0.3	$1.6
Comparable Portfolio Properties	0.5	0.1	—
Disposition of shopping centers	(3.5)	(3.7)	(12.5)
	$(2.6)	$(3.3)	$(10.9)

(B)
The Company recorded impairment charges triggered by a change in the hold period assumptions. Impairment charges are presented in Note 10, “Impairment Charges” to the Company’s consolidated financial statements included herein.

(C)
General and administrative expenses for the three months ended March 31, 2024 and 2023, were approximately 7.6% and 6.5% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures for the comparable periods.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2024	2023	$ Change
Interest expense(A)	$(18,913)	$(19,923)	$1,010
Interest income(B)	7,294	—	7,294
Gain on debt retirement(C)	760	—	760
Loss on equity derivative instruments(D)	(4,096)	—	(4,096)
Other income (expense), net(E)	(4,063)	(687)	(3,376)
	$(19,018)	$(20,610)	$1,592
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Three Months
	Ended March 31,
	2024	2023
Weighted-average debt outstanding (in billions)	$1.6	$1.8
Weighted-average interest rate	4.5%	4.3%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity and prudent leverage levels and average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.3% and 4.2% at March 31, 2024 and 2023, respectively. At March 31, 2024, the weighted-average maturity (without extensions) was 2.3 years. Interest costs capitalized in conjunction with redevelopment projects were $0.3 million for each of the three months ended March 31, 2024 and 2023.

(B)
Related to excess cash as a result of sale proceeds maintained in money market accounts.
(C)
Related to the repurchase of unsecured notes due in 2025 and 2026 for total consideration including expenses and fair value discount write-off of $60.8 million.

(D)
Derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on outstanding unsecured notes.
(E)
In 2024, primarily consists of transaction costs relating to the anticipated spin-off of Curbline.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2024	2023	$ Change
Equity in net income of joint ventures(A)	$17	$1,359	$(1,342)
Gain on sale and change in control of interests(B)	—	3,749	(3,749)
Gain on disposition of real estate, net(C)	31,714	205	31,509
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(252)	(213)	(39)
Income attributable to non-controlling interests, net	—	(18)	18
(A)
The reduction of income is a result of gains recognized in 2023 from assets sales. At March 31, 2024 and 2023, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 15 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods and the amount of sale proceeds allocated to the Company may vary based on joint venture return calculations and promoted structures.
(B)
In 2023, the Company recorded a gain related to additional proceeds received related to an unconsolidated joint venture that sold its sole asset, a parcel of undeveloped land in Richmond Hill, Ontario, which was considered contingent at the time of the sale.
(C)
The Company sold three wholly-owned shopping centers in 2024. See “— Sources and Uses of Capital” included elsewhere herein.

Net (Loss) Income (in thousands)

	Three Months
	Ended March 31,
	2024	2023	$ Change
Net (loss) income attributable to SITE Centers	$(23,552)	$15,284	$(38,836)

The decrease in net income attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to the impact of net property dispositions and impairment charges, partially offset by higher gain on disposition of real estate recognized in 2024 and interest income.

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

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains/losses that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include write-off of preferred share original issuance costs, gains/losses on the early extinguishment of debt, certain transaction fee income, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2024	2023	$ Change
FFO attributable to common shareholders	$51,931	$61,899	$(9,968)
Operating FFO attributable to common shareholders	59,801	62,728	(2,927)

The decrease in FFO for the three months ended March 31, 2024, as compared to the prior-year period, was primarily attributable to the impact of net property dispositions, partially offset by property revenue growth and increased interest income. No significant change occurred in Operating FFO.

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

	Three Months
	Ended March 31,
	2024	2023
Net (loss) income attributable to common shareholders	$(26,341)	$12,495
Depreciation and amortization of real estate investments	41,819	52,717
Equity in net income of joint ventures	(17)	(1,359)
Joint ventures' FFO(A)	1,584	1,982
Non-controlling interests (OP Units)	—	18
Impairment of real estate	66,600	—
Gain on sale and change in control of interests	—	(3,749)
Gain on disposition of real estate, net	(31,714)	(205)
FFO attributable to common shareholders	51,931	61,899
Gain on debt retirement	(760)	—
Loss on equity derivative instruments	4,096	—
Transaction, debt extinguishment and other (at SITE's share)	4,139	829
Other charges	395	—
Non-operating items, net	7,870	829
Operating FFO attributable to common shareholders	$59,801	$62,728
(A)
At March 31, 2024 and 2023, the Company had an economic investment in unconsolidated joint ventures which owned 13 and 15 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2024	2023
Net (loss) income attributable to unconsolidated joint ventures	$(1,155)	$4,767
Depreciation and amortization of real estate investments	7,145	9,062
Loss (gain) on disposition of real estate, net	29	(5,304)
FFO	$6,019	$8,525
FFO at SITE Centers' ownership interests	$1,584	$1,982
Operating FFO at SITE Centers' ownership interests	$1,661	$2,148

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

The Company also presents NOI information on a same store basis, or Same Store Net Operating Income (“SSNOI”). The Company defines SSNOI as property revenues less property-related expenses, which excludes straight-line rental income (including reimbursements) and expenses, lease termination income, management fee expense, fair market value of leases and expense recovery adjustments. SSNOI includes assets owned in comparable periods (15 months for quarter comparisons). In addition, SSNOI is presented including activity associated with redevelopment. SSNOI excludes all non-property and corporate level revenue and expenses. Other real estate companies may calculate NOI and SSNOI in a different manner. The Company believes SSNOI at its effective ownership interest provides investors with additional information regarding the operating performances of comparable assets because it excludes certain non-cash and non-comparable items as noted above. SSNOI is frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

SSNOI is not, and is not intended to be, a presentation in accordance with GAAP. SSNOI information has its limitations as it excludes any capital expenditures associated with the re-leasing of tenant space or as needed to operate the assets. SSNOI does not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. Management does not use SSNOI as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. SSNOI does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. SSNOI should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. A reconciliation of NOI and SSNOI to their most directly comparable GAAP measure of net income (loss) is provided below.

Reconciliation Presentation

The Company’s reconciliation of net income (loss) computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the three months ended March 31,
	2024	2023	2024	2023
	At 100%		At the Company's Interest
Net (loss) income attributable to SITE Centers	$(23,552)	$15,284	$(23,552)	$15,284
Fee income	(1,470)	(1,859)	(1,470)	(1,859)
Interest expense	18,913	19,923	18,913	19,923
Depreciation and amortization	43,150	54,016	43,150	54,016
General and administrative	11,072	10,645	11,072	10,645
Interest income	(7,294)	—	(7,294)	—
Gain on debt retirement	(760)	—	(760)	—
Loss on equity derivative instruments	4,096	—	4,096	—
Other (income) expense, net	4,063	687	4,063	687
Impairment charges	66,600	—	66,600	—
Equity in net income of joint ventures	(17)	(1,359)	(17)	(1,359)
Tax expense	252	213	252	213
Gain on sale and change in control of interests	—	(3,749)	—	(3,749)
Gain on disposition of real estate, net	(31,714)	(205)	(31,714)	(205)
Income from non-controlling interests	—	18	—	18
Consolidated NOI	$83,339	$93,614	$83,339	$93,614
Less: Non-Same Store NOI adjustments			(6,684)	(18,137)
Total Consolidated SSNOI			$76,655	$75,477

Consolidated SSNOI % Change			1.6%

Net (loss) income from unconsolidated joint ventures	$(1,155)	$4,767	$(176)	$1,004
Interest expense	8,271	7,041	1,832	1,587
Depreciation and amortization	7,145	9,062	1,727	2,091
Other (income) expense, net	1,896	2,560	441	574
Loss (gain) on disposition of real estate, net	29	(5,304)	6	(1,062)
Unconsolidated NOI	$16,186	$18,126	$3,830	$4,194
Less: Non-Same Store NOI adjustments			(164)	(547)
Total Unconsolidated SSNOI at SITE share			$3,666	$3,647

Unconsolidated SSNOI % Change			0.5%

SSNOI % Change at SITE Share			1.5%

The SSNOI increase for the three months ended March 31, 2024, as compared to the prior-year period, primarily related to increases in annual base rents for non-anchor tenants that generally have greater leasing spreads.

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

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.6 billion at both March 31, 2024 and December 31, 2023.

At March 31, 2024, the Company had an unrestricted cash balance of $551.3 million. The Company has availability under its Revolving Credit Facility of $950.0 million (subject to satisfaction of applicable borrowing conditions). The Company has addressed all of its consolidated debt maturing in 2024. In 2025, the Company has $400.4 million aggregate principal amount of senior notes and $25.5 million of consolidated mortgage debt maturing. The Company’s unconsolidated joint ventures have $39.0 million in mortgage debt at the Company’s share maturing in 2024. As of March 31, 2024, the Company anticipates that it has approximately $6 million to be incurred on its pipeline of identified redevelopment projects. The Company believes it has sufficient liquidity to operate its business at this time. At March 31, 2024, the Company had no borrowings outstanding on the Revolving Credit Facility. Through April 26, 2024, the Company purchased $61.6 million aggregate principal amount of its outstanding senior unsecured notes due in 2025 and 2026 for total consideration including expenses of $60.8 million.

Revolving Credit Facility and Term Loan

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”) that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments and subject to other conditions precedent. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company's option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the Secured Overnight Financing Rate (“SOFR”) rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.85% at March 31, 2024) or (ii) the alternative base rate plus an applicable margin (0.0% at March 31, 2024). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at March 31, 2024. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Investor Services Inc. (“Fitch”) (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest-rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

The Company also maintains a $200 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”), that bears interest at variable rates, based on the Company’s long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.95% at March 31, 2024) or (ii) the alternative base rate plus an applicable margin (0.0% at March 31, 2024). The applicable margins vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). In August 2022, the Company swapped the portion of the Term Loan’s interest rate calculated by reference to the variable SOFR rate to a fixed rate of 2.75% per annum. The Term Loan matures in June 2027. The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments subject to other customary conditions precedent. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The covenants governing the Term Loan are substantially identical to those governing the Revolving Credit Facility.

The Revolving Credit Facility, the Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Revolving Credit Facility, the Term Loan and the indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of March 31, 2024, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Mortgage Financing Commitment

In October 2023, in preparation for the expected spin-off of the Company’s convenience properties, the Company obtained a commitment (the “Commitment”) from affiliates of Apollo, including ATLAS SP Partners, L.P., to provide a $1.1 billion Mortgage Facility to be secured by approximately 40 of the Company’s retail properties. The Company may proceed to close and draw all or a portion of the Mortgage Facility on any date prior to October 25, 2024 subject to the satisfaction of various closing conditions set forth in the Commitment, including debt yield and loan-to-value thresholds, the lender’s receipt of acceptable third-party reports and satisfaction of other customary closing requirements. To the extent that any of the collateral properties are sold prior to the closing of the Mortgage Facility, the amount available under the Commitment will be reduced. The Company currently expects to close and draw on the Mortgage Facility prior to the spin-off of Curbline, and to use loan and additional asset sale proceeds to redeem and/or repay its outstanding unsecured indebtedness and for general corporate purposes. In the first quarter of 2024, the Company released two properties that had previously been identified to serve as collateral for the Mortgage Facility, thereby reducing the committed amount to $1.0 billion as of March 31, 2024.

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

The Company paid upfront commitment and structuring fees to the lender and its affiliates and will also pay the lender fees during the unfunded commitment period based on the committed loan amount (as such amount may be reduced from time to time by the Company) and a closing fee based on the amount of the loan funded at closing. The Company is not obligated to close or draw on the Mortgage Facility and no assurances can be given that the Company will satisfy the conditions to close the Mortgage Facility or that the Mortgage Facility will close on the terms set forth in the Commitment or at all. For the three months ended March 31, 2024, the Company wrote-off $0.7 million of fees to Other Income (Expense), net, on the Company’s Consolidated Statements of Operations in connection with the decrease of the Mortgage Facility’s committed amount to $1.0 billion as a result of the release of two properties that were originally identified to serve as collateral for the Mortgage Facility.

Consolidated Indebtedness – as of March 31, 2024

As discussed above, the Company is committed to maintaining prudent leverage levels and may utilize proceeds from financings or the sale of properties or other investments to repay additional debt. These sources of funds could be affected by various risks and uncertainties. No assurance can be provided that the Company’s debt obligations will be refinanced or repaid as currently anticipated. See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of March 31, 2024

The outstanding indebtedness of the Company’s unconsolidated joint ventures at March 31, 2024, which matures in the subsequent 13-month period (i.e., through April, 2025), is as follows (in millions):

	Outstanding at March 31, 2024	At SITE Centers' Share
DDRM Joint Venture(A)	$40.9	$8.2
RVIP IIIB(B)	61.9	30.8
Total debt maturities through April 30, 2025	$102.8	$39.0
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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2024	2023
Cash flow provided by operating activities	$39,952	$42,167
Cash flow provided by (used for) investing activities	78,137	(50,826)
Cash flow (used for) provided by financing activities	(130,402)	12,904

Changes in cash flow for the three months ended March 31, 2024, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $2.2 million primarily due to changes in cash flow changes in working capital from disposition activity and an increase in interest income.

Investing Activities: Cash provided by investing activities increased $129.0 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $16.6 million and
•
Increase in proceeds from disposition of real estate and joint ventures of $111.9 million.

Financing Activities: Cash used for financing activities increased $143.3 million primarily due to the following:

•
Repayment of unsecured senior notes in 2024 of $60.8 million;
•
Proceeds from Revolving Credit Facility in 2023 of $75.0 million;
•
Increase in dividends paid in 2024 of $33.4 million due to a special dividend paid in January 2024 and
•
Repurchases of common shares in 2023 of $26.6 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $30.2 million and $30.1 million for the three months ended March 31, 2024 and 2023, respectively.

The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends with respect to the year ending December 31, 2024 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities). The Company’s future dividend policy may also be influenced by the anticipated spin-off of Curbline and future asset sales, though the Company’s ability to distribute sales proceeds to shareholders will be subject to restrictions set forth in the terms of the Company’s indebtedness and preferred stock financings.

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. Through March 31, 2024, the Company had repurchased under this program 2.0 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

The Company has a $250.0 million continuous equity program. At April 26, 2024, the Company had approximately $211.7 million available for the future offering of common shares under this program.

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

Curbline Separation

In October 2023, the Company announced a plan to separate its convenience assets into a separate, publicly traded REIT through the spin-off of Curbline. Prior to the spin-off of Curbline, the Company expects to use proceeds from the closing of the Mortgage Facility and additional asset sales to redeem and/or repay all of the Company’s outstanding unsecured indebtedness. The Company has experienced significant interest from a wide variety of private and institutional investors for the properties it has marketed for sale to date in 2024. As a result, the Company expects that the volume of asset sale closings will increase during the second and third quarters of 2024 relative to the first quarter of 2024, though asset sale closings remain subject to a number of uncertainties including capital markets conditions and the completion of buyer due diligence. Following the separation of Curbline, depending on market conditions, the Company intends to sell additional assets and use the proceeds to repay outstanding indebtedness, redeem outstanding preferred stock and make distributions to shareholders. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values.

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

Acquisitions

Through April 26, 2024, the Company acquired the following wholly-owned convenience centers and land (in thousands):

Date Acquired	Property Name	City, State	Total Owned GLA	Gross Purchase Price
February 2024	Grove at Harper's Preserve	Conroe, Texas	21	$10,650
March 2024	Shops at Gilbert Crossroads	Gilbert, Arizona	15	8,460
April 2024	Land parcel(A)	Tampa, Florida	—	1,000
			36	$20,110
(A)
Acquired the fee interest in a parcel at this center.

In addition, the DDRM Joint Venture acquired outparcels at its Meadowmont Village property for a purchase price of $8.1 million ($1.6 million at the Company’s share).

Dispositions

Through April 26, 2024, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
January 2024	The Marketplace at Highland Village	Highland Village, Texas	207	$42,100
January 2024	Casselberry Commons(A)	Casselberry, Florida	237	40,300
March 2024	Chapel Hills East	Colorado Springs, Colorado	225	37,000
April 2024	Cool Springs Pointe	Brentwood. Tennessee	198	34,550
April 2024	Market Square(B)	Douglasville, Georgia	117	15,600
			984	$169,550
(A)
Excludes 7,929 square feet of GLA retained by the Company (Shops at Casselberry).
(B)
Excludes 8,515 square feet of GLA retained by the Company (Plaza at Market Square).

Redevelopment Pipeline

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes to expand, improve and re-tenant various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At March 31, 2024, the Company had approximately $54 million in construction in progress in various active consolidated redevelopments and other projects and anticipates that it has approximately $6 million yet to be incurred on its pipeline of identified redevelopment projects. At

March 31, 2024, the Company’s shopping center expansions, outparcel developments, construction of first-generation space and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Cost	Costs Incurred at March 31, 2024
University Hills (Denver, Colorado)	3Q24	$6,718	$5,736
Shops at Framingham (Boston, Massachusetts)	2Q24	2,414	2,303
Tanasbourne Town Center (Portland, Oregon)	1Q26	15,573	10,826
Perimeter Pointe (Atlanta, Georgia)	TBD	—	1,417
Total		$24,705	$20,282

CAPITALIZATION

At March 31, 2024, the Company’s capitalization consisted of $1.6 billion of debt, $175.0 million of preferred shares and $3.1 billion of market equity (calculated as the common shares outstanding multiplied by $14.65, the closing price of the Company’s common shares on the New York Stock Exchange at March 28, 2024, the last trading day of March 2024). At March 31, 2024, after giving effect to the swap of the variable-rate component of the Term Loan's interest rate to a fixed rate, the Company’s total debt consisted entirely of fixed-rate debt.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has addressed all of its consolidated debt maturing in 2024. In 2025, the Company has $400.4 million aggregate principal amount of senior notes and $25.5 million of consolidated mortgage debt maturing. The Company expects to fund future maturities from utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt and/or equity financings including the Mortgage Facility. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $6.1 million for its consolidated properties at March 31, 2024, which includes the assets in the redevelopment pipeline. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties in 2023, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, both of which were recorded as a liability. As of March 31, 2024. the Company had a liability of approximately $3.5 million. The amount is recorded in accounts payable and other liabilities on the Company’s consolidated balance sheet.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.9 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

Despite current economic uncertainty, the Company continues to experience steady retailer demand for quality real estate locations within well-positioned shopping centers. The Company executed new leases and renewals aggregating approximately 0.6 million square feet of space on a pro rata basis for the three months ended March 31, 2024. The Company believes these leasing results and tenant demand are attributable to the concentration of the Company’s portfolio in suburban, high household income communities, work-from-home trends, limited new construction and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 5.0% as of March 31, 2024). Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. At March 31, 2024 and December 31, 2023, the shopping center portfolio occupancy, on a pro rata basis, was 91.6% and 92.0%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $20.69 and $20.35, respectively. More recently, the Company’s portfolio has been impacted by tenant bankruptcies, and the Company expects to expend capital in coming periods in connection with leases executed to backfill these and other closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s leasing activity in recent years will cause aggregate leasing capital expenditure levels to remain elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the three months ended March 31, 2024 and 2023, on a pro rata basis, was $4.93 and $5.67 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

Although disruptions to the Company’s business stemming from the COVID-19 pandemic have subsided, inflation, higher interest rates, concerns over consumer spending, along with the volatility of global capital markets continue to pose risks to the U.S. economy, and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to express interest in launching new concepts and expanding their store fleets within the suburban, high household income communities in which the Company’s properties are located. As a result, the Company believes that its prospects to backfill any spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

Inflation, rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company has no consolidated indebtedness maturing in 2024, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan to sell properties and its ability to refinance future maturities, and the interest rates applicable thereto. Following the separation of Curbline, depending on market conditions, the Company intends to sell additional assets and use the proceeds to repay outstanding indebtedness, redeem outstanding preferred stock and make distributions to shareholders. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values.

Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s ability to sell additional assets on favorable terms.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2024, the Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the swap of the variable-rate (SOFR) component of interest rate applicable to the Company’s $200.0 million Term Loan to a fixed rate of 2.75%, is summarized as follows:

	March 31, 2024				December 31, 2023
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,565.2	2.3	4.3%	100.0%	$1,626.3	2.5	4.3%	100.0%
Variable-Rate Debt	$—	—	—	0.0%	$—	—	—	0.0%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2024				December 31, 2023
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$362.6	$72.5	4.8	6.4%	$361.7	$72.3	5.0	6.4%
Variable-Rate Debt	$102.6	$38.9	0.6	4.5%	$102.6	$39.0	0.8	4.5%

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

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At March 31, 2024, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $200.0 million consolidated Term Loan facility was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at March 31, 2024. An estimate of the effect of a 100 basis-point increase at March 31, 2024 and December 31, 2023, is summarized as follows (in millions):

	March 31, 2024					December 31, 2023
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,565.2	$1,546.4	(A)	$1,514.7	(B)	$1,626.3	$1,600.3	(A)	$1,564.5	(B)
Company's proportionate share of joint venture fixed-rate debt	$72.5	$73.1		$70.2		$72.3	$73.8		$70.8

(A)
Includes the fair value of the swap, which was an asset of $8.4 million and $5.6 million at March 31, 2024 and December 31, 2023, respectively.
(B)
Includes the fair value of the swap, which was an asset of $13.7 million and $11.5 million at March 31, 2024 and December 31, 2023, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. At March 31, 2024, the Company and its joint ventures do not have any variable-rate indebtedness that has not been swapped to a fixed rate of interest.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2024, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
January 1–31, 2024	8,653	$13.63	—	$—
February 1–29, 2024	88,166	14.16	—	—
March 1–31, 2024	91,139	13.64	—	—
Total	187,958	$13.88	—	$73.4

(A)
Includes common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of March 31, 2024, the Company had repurchased 2.0 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million, or $13.44 per share.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 1, 2024