Form 10-Q
period 2024-06-30
SITE Centers Corp.
filed 2024-07-31
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024 the registrant had 209,562,059 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2024

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Land	$766,741	$930,540
Buildings	2,709,676	3,311,368
Fixtures and tenant improvements	460,678	537,872
	3,937,095	4,779,780
Less: Accumulated depreciation	(1,322,286)	(1,570,377)
	2,614,809	3,209,403
Construction in progress and land	34,304	51,379
Total real estate assets, net	2,649,113	3,260,782
Investments in and advances to joint ventures, net	32,576	39,372
Cash and cash equivalents	1,181,292	551,968
Restricted cash	4,286	17,063
Accounts receivable	48,165	65,623
Other assets, net	130,133	126,543
	$4,045,565	$4,061,351
Liabilities and Equity
Unsecured indebtedness:
Senior notes, net	$1,216,029	$1,303,243
Term loan, net	199,023	198,856
Revolving credit facility	—	—
	1,415,052	1,502,099
Mortgage indebtedness, net	98,579	124,176
Total indebtedness	1,513,631	1,626,275
Accounts payable and other liabilities	167,665	195,727
Dividends payable	30,170	63,806
Total liabilities	1,711,466	1,885,808
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	175,000	175,000
Common shares, with par value, $0.10 stated value; 300,000,000 shares authorized; 214,375,816 and 214,373,833 shares issued at June 30, 2024 and December 31, 2023, respectively	21,437	21,437
Additional paid-in capital	5,973,663	5,974,904
Accumulated distributions in excess of net income	(3,780,374)	(3,934,736)
Deferred compensation obligation	4,937	5,167
Accumulated other comprehensive income	8,572	6,121
Less: Common shares in treasury at cost: 5,087,072 and 5,340,654 shares at June 30, 2024 and December 31, 2023, respectively	(69,136)	(72,350)
Total equity	2,334,099	2,175,543
	$4,045,565	$4,061,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2024	2023
Revenues from operations:
Rental income	$113,480	$135,954
Fee and other income	2,191	2,204
	115,671	138,158
Rental operation expenses:
Operating and maintenance	19,251	22,476
Real estate taxes	16,148	20,279
General and administrative	12,713	14,031
Depreciation and amortization	40,439	58,698
	88,551	115,484
Other income (expense):
Interest expense	(18,426)	(20,921)
Interest income	8,550	—
Gain on debt retirement	277	—
Loss on equity derivative instruments	(1,070)	—
Other income (expense), net	(13,971)	(634)
	(24,640)	(21,555)
Income before earnings from equity method investments and other items	2,480	1,119
Equity in net income of joint ventures	61	4,618
Gain on sale and change in control of interest	2,669	—
Gain (loss) on disposition of real estate, net	233,316	(22)
Income before tax expense	238,526	5,715
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(281)	(362)
Net income attributable to SITE Centers	$238,245	$5,353
Preferred dividends	(2,789)	(2,789)
Net income attributable to common shareholders	$235,456	$2,564

Per share data:
Basic	$1.12	$0.01
Diluted	$1.11	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2024	2023
Revenues from operations:
Rental income	$233,072	$271,826
Fee and other income	4,690	5,024
	237,762	276,850
Rental operation expenses:
Operating and maintenance	39,795	45,642
Real estate taxes	32,886	40,332
Impairment charges	66,600	—
General and administrative	23,785	24,676
Depreciation and amortization	83,589	112,714
	246,655	223,364
Other income (expense):
Interest expense	(37,339)	(40,844)
Interest income	15,844	—
Gain on debt retirement	1,037	—
Loss on equity derivative instruments	(5,166)	—
Other income (expense), net	(18,034)	(1,321)
	(43,658)	(42,165)
(Loss) income before earnings from equity method investments and other items	(52,551)	11,321
Equity in net income of joint ventures	78	5,977
Gain on sale and change in control of interest	2,669	3,749
Gain on disposition of real estate, net	265,030	183
Income before tax expense	215,226	21,230
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(533)	(575)
Net income	$214,693	$20,655
Income attributable to non-controlling interests, net	—	(18)
Net income attributable to SITE Centers	$214,693	$20,637
Preferred dividends	(5,578)	(5,578)
Net income attributable to common shareholders	$209,115	$15,059

Per share data:
Basic	$1.00	$0.07
Diluted	$0.99	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net income	$238,245	$5,353	$214,693	$20,655
Other comprehensive income (loss):
Change in cash flow hedges, net of amount reclassed to earnings	(151)	4,287	2,451	1,087
Total other comprehensive income (loss)	(151)	4,287	2,451	1,087
Comprehensive income	$238,094	$9,640	$217,144	$21,742
Total comprehensive income attributable to non-controlling interests	—	—	—	(18)
Total comprehensive income attributable to SITE Centers	$238,094	$9,640	$217,144	$21,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Total
Balance, December 31, 2023	$175,000	$21,437	$5,974,904	$(3,934,736)	$5,167	$6,121	$(72,350)	$2,175,543
Stock-based compensation, net	—	—	(3,238)	—	(115)	—	2,865	(488)
Dividends declared-common shares	—	—	—	(27,372)	—	—	—	(27,372)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive loss	—	—	—	(23,552)	—	2,602	—	(20,950)
Balance, March 31, 2024	175,000	21,437	5,971,666	(3,988,449)	5,052	8,723	(69,485)	2,123,944
Stock-based compensation, net	—	—	1,997	—	(115)	—	349	2,231
Dividends declared-common shares	—	—	—	(27,381)	—	—	—	(27,381)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	238,245	—	(151)	—	238,094
Balance, June 30, 2024	$175,000	$21,437	$5,973,663	$(3,780,374)	$4,937	$8,572	$(69,136)	$2,334,099

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2022	$175,000	$21,437	$5,974,216	$(4,046,370)	$5,025	$9,038	$(51,518)	$5,794	$2,092,622
Issuance of common shares related to stock plans	—	—	6	—	—	—	—	—	6
Repurchase of common shares	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	(8,133)	—	30	—	5,094	—	(3,009)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(27,292)	—	—	—	—	(27,292)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	15,284	—	(3,200)	—	18	12,102
Balance, March 31, 2023	175,000	21,437	5,966,089	(4,061,167)	5,055	5,838	(73,035)	5,794	2,045,011
Issuance of common shares related to stock plans	—	—	7	—	—	—	—	—	7
Stock-based compensation, net	—	—	1,763	—	(114)	—	209	—	1,858
Repurchase of OP units	—	—	4,059	—	—	—	—	(5,794)	(1,735)
Dividends declared-common shares	—	—	—	(27,294)	—	—	—	—	(27,294)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	5,353	—	4,287	—	—	9,640
Balance, June 30, 2023	$175,000	$21,437	$5,971,918	$(4,085,897)	$4,941	$10,125	$(72,826)	$—	$2,024,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2024	2023
Cash flow from operating activities:
Net income	$214,693	$20,655
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	83,589	112,714
Stock-based compensation	4,288	3,635
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	11,502	2,206
Gain on debt retirement	(1,037)	—
Other income—unrealized loss on derivatives	5,166	—
Equity in net income of joint ventures	(78)	(5,977)
Operating cash distributions from joint ventures	—	258
Gain on sale and change in control of interests	(2,669)	(3,749)
Gain on disposition of real estate, net	(265,030)	(183)
Impairment charges	66,600	—
Assumption of buildings due to ground lease terminations	(2,678)	—
Net change in accounts receivable	7,457	3,250
Net change in accounts payable and accrued expenses	(2,931)	(1,623)
Net change in other operating assets and liabilities	(12,429)	(4,389)
Total adjustments	(108,250)	106,142
Net cash flow provided by operating activities	106,443	126,797
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(82,147)	(74,783)
Real estate developed and improvements to operating real estate	(39,423)	(51,278)
Proceeds from sale of joint venture interests	—	3,405
Proceeds from disposition of real estate	846,963	—
Equity contributions to joint ventures	(916)	(86)
Repayment of joint venture advance	730	318
Distributions from unconsolidated joint ventures	800	9,468
Net cash flow provided by (used for) investing activities	726,007	(112,956)
Cash flow from financing activities:
Proceeds from revolving credit facility, net	—	175,000
Payment of loan commitment fees	(6,632)	—
Repayment of senior notes	(87,101)	(87,209)
Repayment of mortgage debt	(25,651)	(625)
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(2,656)	(4,844)
Repurchase of common shares	—	(26,611)
Repurchase of operating units	—	(1,735)
Distributions to redeemable operating partnership units	—	(37)
Dividends paid	(93,863)	(60,401)
Net cash flow used for financing activities	(215,903)	(6,462)

Net increase in cash, cash equivalents and restricted cash	616,547	7,379
Cash, cash equivalents and restricted cash, beginning of period	569,031	21,214
Cash, cash equivalents and restricted cash, end of period	$1,185,578	$28,593

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2024 and 2023, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Disposition of Real Estate

For the three and six months ended June 30, 2024, the Company received gross proceeds of $764.2 million and $883.6 million, respectively, from the sale of 12 and 15 wholly-owned shopping centers (excluding certain retained convenience parcels) and one parcel at a wholly-owned shopping center resulting in gain on dispositions of $233.3 million and $265.0 million, respectively. For the three and six months ended June 30, 2023, the Company did not sell any wholly-owned real estate.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2024	2023
Dividends declared, but not paid	$30.2	$30.1
Accounts payable related to construction in progress	5.9	12.4
Repurchase of OP Units	—	4.1
Assumption of buildings due to ground lease terminations	2.7	—

2.
Acquisitions

During the six months ended June 30, 2024, the Company acquired the following convenience centers and land (in thousands):

Asset	Location	Date Acquired	Gross Purchase Price
Grove at Harper's Preserve	Conroe, Texas	February 2024	$10,650
Shops at Gilbert Crossroads	Gilbert, Arizona	March 2024	8,460
Collection at Brandon Boulevard-Ground Lease(A)	Tampa, Florida	April 2024	1,000
Wilmette Center	Wilmette, Illinois	May 2024	2,850
Sunrise Plaza	Vero Beach, Florida	May 2024	5,500
Meadowmont Village(B)	Chapel Hill, North Carolina	May 2024	44,250
Red Mountain Corner	Phoenix, Arizona	June 2024	2,100
Roswell Market Center	Roswell, Georgia	June 2024	17,750
			$92,560
(A)
Acquired the fee interest in a land parcel at this center.
(B)
Acquired from the DDRM Properties Joint Venture (Note 3). It is intended that 62,116 square feet of GLA will be included in the anticipated spin-off of Curbline Properties Corp.

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$37,066	N/A
Buildings	45,354	(A)
Tenant improvements	2,865	(A)
In-place leases (including lease origination costs and fair market value of leases)	10,118	8.5
Other assets assumed	56	N/A
	95,459
Less: Below-market leases	(3,616)	17.1
Less: Other liabilities assumed	(881)	N/A
Net assets acquired	$90,962

(A)
Depreciated in accordance with the Company’s policy.

2024
Consideration:
Cash	$82,147
Gain on Sale and Change in Control of Interests	2,669
Carrying value of previously held equity interest (Note 3)	6,146
Total consideration	$90,962

Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2024, was $0.9 million and $1.0 million, respectively, in total revenues from the date of acquisition through June 30, 2024, for the properties acquired in 2024.

3.
Investments in and Advances to Joint Ventures

At June 30, 2024 and December 31, 2023, the Company had ownership interests in various unconsolidated joint ventures that had investments in 11 and 13 shopping center properties, respectively. The changes to Investments in and Advances to Joint Ventures are as follows (in thousands):

Balance, December 31, 2023	$39,372
Equity in net loss	(1,223)
Distributions	(800)
Contributions	916
Amortization of basis differentials	1,424
Carrying value of previously held equity interest	(6,146)
Repayment of advances	(730)
Change in fair value of derivative	(237)
Balance, June 30, 2024	$32,576

A reconciliation of the consolidated joint venture equity is as follows (in thousands):

	June 30, 2024	December 31, 2023
Company's share of accumulated equity	$28,220	$35,782
Basis differentials	2,329	1,099
Deferred leasing and development fees, net of portion related to the Company's interest	—	(136)
Amounts payable to the Company	2,027	2,627
Investments in and Advances to Joint Ventures, net	$32,576	$39,372

Revenues earned by the Company for providing asset management, property management and leasing and development services to all of the Company’s unconsolidated joint ventures were $1.4 million and $2.8 million and $1.7 million and $3.5 million for the three and six months ended June 30, 2024 and 2023, respectively.

Disposition of Shopping Centers

In May 2024, the Company acquired one asset previously owned by the DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $44.2 million and stepped up its 20% interest due to a change in control. The transaction resulted in a Gain on Sale and Change in Control of Interests of $2.7 million. In June 2024, the DDRM Properties Joint Venture sold one asset (Hilltop Plaza, Richmond, California) for $36.5 million. There are no remaining assets in this joint venture.

4.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	June 30, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$156,406	$(110,895)	$45,511
Above-market leases	17,697	(14,672)	3,025
Lease origination costs	20,561	(12,154)	8,407
Tenant relationships	52,941	(47,481)	5,460
Below market ground lease (as lessee)(A)	13,670	—	13,670
Total intangible assets, net(B)	261,275	(185,202)	76,073
Operating lease ROU assets			16,350
Other assets:
Loan commitment fees(C)			10,864
Prepaid expenses			7,965
Swap receivables(D)			8,637
Other assets			3,323
Deposits			2,690
Deferred charges, net			4,231
Total other assets, net			$130,133
	Liability	Accumulated Amortization	Net
Below-market leases	$60,369	$(22,392)	$37,977
(A)
In connection with the sale of two assets in June 2024 to unrelated third parties, intercompany ground leases related to certain portions of land that had initial terms of 90-years and 99-years, respectively, with a fixed, prepaid rent of $1 were assumed by the buyers. Such intercompany ground leases were previously eliminated in consolidation and treated as a sale leaseback when the shopping centers were sold. The leased back land pertains to land underlying convenience assets that were retained by the company. Upon sale of the shopping centers, the Company recognized below-market ground lease assets of approximately $13.7 million.
(B)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $4.5 million and $5.9 million for the three months ended June 30, 2024 and 2023, respectively, and $9.2 million and $12.1 million for the six months ended June 30, 2024 and 2023, respectively.
(C)
Fees related to a commitment obtained in October 2023 for a lender to provide a $1.1 billion mortgage facility to be secured by an originally identified group of 40 properties (the “Mortgage Facility”). The fees paid to date related to the Mortgage Facility are recorded as a deferred fee as the facility has not closed and therefore no amounts have been drawn. The Company may proceed to close and draw all or a portion of the Mortgage Facility on any date prior to October 25, 2024, subject to the satisfaction of various closing conditions. Once amounts are drawn on the Mortgage Facility, the fees, including a funding fee to be paid at closing, will be classified as a contra asset to the borrowings and amortized over the life of the Mortgage Facility. If it becomes probable that the Mortgage Facility, or a portion of lender’s commitment with respect to the Mortgage Facility, will not be drawn upon, the fees paid to date, or a portion of the fees paid to date, will be expensed. For the three and six months ended June 30, 2024, the Company wrote-off $8.6 million and $9.3 million, respectively, of fees to Other Income (Expense), net, on the Company’s Consolidated Statements of Operations because the maximum amount available to be borrowed under the Mortgage Facility decreased to $554.8 million due to the release of 13 properties that were originally identified to serve as collateral for the Mortgage Facility.
(D)
Includes cash flow hedge and derivative on unsecured notes (Note 6).

	December 31, 2023
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$184,545	$(134,263)	$50,282
Above-market leases	22,220	(18,627)	3,593
Lease origination costs	22,903	(14,654)	8,249
Tenant relationships	79,758	(72,892)	6,866
Total intangible assets, net	309,426	(240,436)	68,990
Operating lease ROU assets			17,373
Other assets:
Loan commitment fees			13,485
Prepaid expenses			5,104
Swap receivables			11,115
Other assets			2,294
Deposits			2,857
Deferred charges, net			5,325
Total other assets, net			$126,543
	Liability	Accumulated Amortization	Net
Below-market leases	$81,487	$(35,391)	$46,096

5.
Revolving Credit Facility

As of June 30, 2024, the Company’s Revolving Credit Facility (as defined below) had no outstanding borrowings.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the SOFR rate plus a 10 basis-point spread adjustment plus an applicable margin (0.85% at June 30, 2024) or (ii) the alternative base rate plus an applicable margin (0.0% at June 30, 2024). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2024. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Investor Services Inc. (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets. The Company is required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants at June 30, 2024.

6.
Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments.

Measurement of Fair Value

At June 30, 2024, the Company used a pay-fixed interest rate swap to manage some of its exposure to changes in benchmark-interest rates. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The Company determined that the significant inputs used to value its derivative fell within Level 2 of the fair value hierarchy.

Items Measured on Fair Value on a Recurring Basis

The Company maintains swap agreements (included in Other Assets) measured at fair value on a recurring basis as of June 30, 2024. The following table presents information about the Company’s financial assets and liabilities and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

		Fair Value Measurements
Assets (Liabilities):	Level 1	Level 2	Level 3	Total
June 30, 2024
Derivative Financial Instruments	$—	$8.6	$—	$8.6
December 31, 2023
Derivative Financial Instruments	$—	$11.1	$—	$11.1

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,216,029	$1,208,525	$1,303,243	$1,278,186
Revolving Credit Facility and term loan	199,023	200,000	198,856	200,000
Mortgage Indebtedness	98,579	101,011	124,176	127,749
	$1,513,631	$1,509,536	$1,626,275	$1,605,935

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

As of June 30, 2024, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converts the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%.

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

Derivative – Unsecured Notes

In 2023, the Company entered into swaption agreements with a notional amount aggregating $450.0 million to partially hedge the impact of change in benchmark interest rates on potential yield maintenance premiums applicable to its unsecured notes due in 2027. The swaptions did not qualify for hedge accounting. As a result, these derivative instruments are recorded in the Company’s consolidated balance sheets at fair market value, with changes in value recorded through earnings as of each balance sheet date until exercise or expiration, in October 2024. Accordingly, the Company reported non-cash loss of $1.1 million and $5.2 million, respectively, related to the valuation adjustments associated with these instruments for the three and six months ended June 30, 2024.

7.
Senior Notes

During the six-month period ended June 30, 2024, the Company purchased $88.3 million aggregate principal amount of its outstanding senior unsecured notes due in 2025, 2026 and 2027 at a discount to par. The Company recorded a net gain of $0.3 million and $1.0 million, for the three and six months ended June 30, 2024, respectively.

8.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

2024
Balance, December 31, 2023	$6,121
Change in cash flow hedges	5,045
Amounts reclassified from accumulated other comprehensive income to interest expense	(2,594)
Balance, June 30, 2024 (A)	$8,572

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

9.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Numerators – Basic and Diluted
Net income	$238,245	$5,353	$214,693	$20,655
Income attributable to non-controlling interests	—	—	—	(18)
Preferred dividends	(2,789)	(2,789)	(5,578)	$(5,578)
Earnings attributable to unvested shares and OP Units	(138)	(88)	(269)	(195)
Net income attributable to common shareholders after allocation to participating securities	$235,318	$2,476	$208,846	$14,864
Denominators – Number of Shares
Basic—Average shares outstanding	209,553	209,266	209,486	209,616
Assumed conversion of dilutive securities—PRSUs	723	181	767	445
Assumed conversion of dilutive securities—restricted stock units	1,033	—	—	—
Diluted—Average shares outstanding	211,309	209,447	210,253	210,061
Earnings Per Share:
Basic	$1.12	$0.01	$1.00	$0.07
Diluted	$1.11	$0.01	$0.99	$0.07

For the three and six months ended June 30, 2024, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2024, March 2023 and March 2022 were considered in the computation of diluted EPS. The PRSUs issued in March 2022 were considered in the computation of diluted EPS for the three months ended June 30, 2023 and not considered in the computation of diluted EPS for the six months ended June 30, 2023, because they were antidilutive. The PRSUs issued in March 2023 were not considered in the computation of diluted EPS because they were antidilutive for the three months ended June 30, 2023 and were considered in the computation of diluted EPS for the six months ended June 30, 2023. For the three and six months ended June 30, 2023, PRSUs issued to certain executives in March 2021 were considered in the computation of diluted EPS. In March 2024, the Company issued 178,527 common shares in settlement of PRSUs granted in 2021.

Common Share Dividends

The Company declared a quarterly cash dividend of $0.13 per common share for both three-month periods ended June 30, 2024 and 2023 and $0.26 per common share for both six-month periods ended June 30, 2024 and 2023.

10.
Impairment Charges

For the six months ended June 30, 2024, the Company recorded impairment charges aggregating $66.6 million, based on the difference between the carrying value of the assets and the estimated fair market value. The impairment charges recorded were triggered by a change in the hold period assumptions.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge for the six months ended June 30, 2024. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
June 30, 2024
Long-lived assets held and used	$—	$—	$138.2	$138.2	$66.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions, except per square foot):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation
Description	June 30, 2024	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$22.2	Indicative Bid	Indicative Bid(A)	N/A
	116.0	Income Capitalization Approach	Market Capitalization Rate	7.0%—7.7%
			Cost per square foot	$44

(A) Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

11.
Subsequent Events

From July 1, 2024 through July 26, 2024, the Company acquired two convenience centers for the purchase price of $26.7 million and sold two shopping centers (excluding certain retained convenience parcels) for an aggregate price of $67.5 million.

In July 2024, the Company announced a one-for-four reverse stock split of its common shares and anticipates split-adjusted trading will begin on the New York Stock Exchange at the opening of trading on August 19, 2024.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of June 30, 2024, the Company’s portfolio consisted of 112 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures). At June 30, 2024, the Company owned approximately 17.9 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$235,456	$2,564	$209,115	$15,059
FFO attributable to common shareholders	$40,177	$57,519	$92,108	$119,418
Operating FFO attributable to common shareholders	$55,883	$61,295	$115,684	$124,023
Earnings per share – Diluted	$1.11	$0.01	$0.99	$0.07

For the six months ended June 30, 2024, the increase in net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of the gains from dispositions of real estate recognized in 2024 and an increase in interest income partially offset by the impact of net property dispositions, the write-off of fees related to the Mortgage Facility commitment, Curbline transaction costs and impairment charges (each as defined below).

Plan to Separate Convenience Retail Portfolio

In October 2023, the Company announced a plan to spin off its convenience assets into a separate, publicly traded REIT to be named Curbline Properties Corp. (“Curbline”) in recognition of the distinct characteristics and opportunities within the Company’s unanchored and grocery and power center portfolios. Convenience properties are generally positioned on the curbline of well-trafficked intersections, and major vehicular corridors, offering enhanced access and visibility along with dedicated parking. The properties generally consist of a homogeneous row of primarily small-shop units leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population. The property type’s site plan and depth of leasing prospects that can utilize existing square footage generally reduce operating capital expenditures relative to other retail real estate formats and provide significant tenant diversification.

In addition, in October 2023, the Company obtained a financing commitment for a $1.1 billion mortgage facility (the “Mortgage Facility”) which is expected to close prior to the consummation of the spin-off with loan and additional asset sale proceeds expected to be used to repay all of the Company’s outstanding unsecured indebtedness, including all outstanding public notes. In the first and second quarters of 2024, the Company released 13 properties that had previously been identified to serve as collateral for the Mortgage Facility, thereby reducing the committed amount to $554.8 million as of June 30, 2024. For the six months ended June 30, 2024, the Company wrote-off $9.3 million of fees to Other Income (Expense), net, on the Company’s Consolidated Statements of Operations because the maximum amount available to be borrowed under the Mortgage Facility decreased as a result of the release of assets that were originally identified in the lender’s commitment to serve as collateral for the Mortgage Facility.

As of June 30, 2024, the Company had a portfolio of 72 wholly-owned convenience assets that are expected to be included in the Curbline portfolio, including properties separated or in the process of being separated from existing Company properties. The median property size within the Curbline portfolio as of June 30, 2024, was approximately 21,000 square feet with 92% of base rent generated by units less than 10,000 square feet. The Company intends to acquire additional convenience properties prior to the spin-off that will be included in the Curbline portfolio, funded through additional Company dispositions, retained cash flow and cash on hand. Following the separation of Curbline, the Company intends to realize value through operations and, depending on market conditions, the sale of additional assets. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value.

Curbline is expected to be in a net cash position at the time of its separation from the Company with cash on hand, an unsecured, undrawn line of credit and an unsecured, delayed draw term loan. Curbline is not expected to have any debt outstanding at the time of its separation from the Company and therefore Curbline is expected to have significant capacity to utilize cash on hand and sources of debt capital in order to fund asset growth.

The Company currently expects to complete the separation of Curbline on or around October 1, 2024.

SITE Centers Strategy

From July 1, 2023 to July 26, 2024, the Company has generated approximately $1.8 billion of gross proceeds from sales of grocery anchored, lifestyle, net lease and power center properties. Prior to the spin-off of Curbline, the Company expects to sell additional properties for the purpose of acquiring additional convenience properties, capitalizing Curbline and, together with proceeds from the closing of the Mortgage Facility, redeeming and/or repaying all of the Company’s outstanding unsecured indebtedness. The Company has received significant interest from a wide variety of private and institutional investors for the properties it has marketed for sale to date in 2024, which it believes is attributable to the quality of its portfolio, leasing prospects and the elevated cost to construct competing retail space. The Company expects that the volume of disposition activity will remain elevated in the third quarter of 2024, though asset sale closings remain subject to a number of uncertainties including capital markets conditions and the completion of buyer due diligence.

Following the separation of Curbline, the Company intends to maximize value through operations and the sale of additional properties to the extent that market conditions and pricing are favorable. The Company expects to use any such sale proceeds to repay outstanding indebtedness (including the Mortgage Facility), redeem outstanding preferred stock and make distributions to shareholders. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s ability to sell additional assets on favorable terms or at all.

In the event the Company is able to complete such asset sales, it expects that rental income and net income in subsequent periods will likely decrease, though the extent of any such reduction will depend on several factors including the manner in which the Company uses sale proceeds. The Company expects that its future dividend policy will be influenced by operations, the anticipated spin-off of Curbline and future asset sales, though the Company’s distribution of sale proceeds to shareholders will be subject to restrictions set forth in the terms of the Company’s indebtedness and preferred stock financings and management of liquidity and overall leverage levels in connection with ongoing operations.

Company Activity

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease up of the portfolio, rent commencement with respect to recently executed leases and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows.

Transactional and investment highlights for the Company through July 26, 2024, include the following:

•
Acquired eight convenience centers and a fee interest in a land parcel in Arizona, Florida, Georgia, Illinois; Ohio, Tennessee and Texas for an aggregate purchase price of $75.1 million, as well as the joint venture partners 80% interest in a property in North Carolina for $35.4 million;
•
Sold 17 wholly-owned shopping centers (excluding certain retained convenience parcels), a parcel at a shopping center and two joint venture assets for an aggregate sales price of $1,031.8 million ($967.2 million at the Company’s share), including the DDRM Properties Joint Venture’s sale of Meadowmont Village (Chapel Hill, North Carolina) to the Company for $44.2 million ($8.8 million at the Company’s share);
•
Repurchased $88.3 million aggregate principal amount of outstanding senior unsecured notes due in 2025, 2026 and 2027 for total cash consideration including expenses of $87.1 million and recorded a gain on retirement of debt of $1.0 million; and
•
Repaid two wholly-owned mortgages due in 2025 for $25.5 million and a joint venture mortgage for DDRM Properties Joint Venture due in 2024 for $40.9 million ($8.2 million at the Company’s share).

Operational Accomplishments

The Company believes its recent strong leasing results are attributable to the concentration of the Company’s portfolio in suburban, high household income communities which have witnessed significant populations growth, changes in remote work and work-from-home trends, limited new construction of competing retail properties and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations.

Operational highlights for the Company through June 30, 2024, include the following:

•
Leased approximately 1.8 million square feet of GLA, including 37 new leases and 156 renewals for a total of 193 leases. As of June 30, 2024, the remaining 2024 lease expirations aggregated approximately 0.2 million square feet of GLA (representing approximately 22% of total 2024 annualized base rent expiring as of December 31, 2023) as compared to 1.5 million square feet of GLA as of December 31, 2023;
•
For the comparable leases executed in the six months ended June 30, 2024, the Company generated cash lease spreads on a pro rata basis of 33.8% for new leases and 8.6% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot increased to $21.98 at June 30, 2024, as compared to $20.35 at December 31, 2023 and $19.89 at June 30, 2023, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 90.9% at June 30, 2024, as compared to 92.0% at December 31, 2023 and 92.3% at June 30, 2023, all on a pro rata basis and
•
For new leases executed in the six months ended June 30, 2024, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $5.98 per rentable square foot, on a pro rata basis, over the lease term, as compared to $4.90 per rentable square foot for the full year of 2023. The Company generally does not expend a significant amount of capital on lease renewals.

The comparability of year-over-year and period-over-period operating metrics have been increasingly impacted by the level and composition of the Company’s disposition activities.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2023, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2024	2023	$ Change
Rental income(A)	$113,480	$135,954	$(22,474)
Fee and other income(B)	2,191	2,204	(13)
Total revenues	$115,671	$138,158	$(22,487)

	Six Months
	Ended June 30,
	2024	2023	$ Change
Rental income(A)	$233,072	$271,826	$(38,754)
Fee and other income(B)	4,690	5,024	(334)
Total revenues	$237,762	$276,850	$(39,088)

(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended June 30,
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income	$82,691	$100,297	$(17,606)
Recoveries from tenants	28,550	34,501	(5,951)
Uncollectible revenue	(369)	(548)	179
Lease termination fees, ancillary and other rental income	2,608	1,704	904
Total contractual lease payments	$113,480	$135,954	$(22,474)

	Six Months
	Ended June 30,
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income(1)	$167,956	$198,751	$(30,795)
Recoveries from tenants(2)	58,232	69,817	(11,585)
Uncollectible revenue	(14)	(315)	301
Lease termination fees, ancillary and other rental income	6,898	3,573	3,325
Total contractual lease payments	$233,072	$271,826	$(38,754)
(1)
The changes in base and percentage rental income for the six months ended June 30, 2024, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$4.8
Comparable Portfolio Properties	1.9
Disposition of shopping centers	(38.0)
Straight-line rents	0.5
Total	$(30.8)

At June 30, 2024 and 2023, the Company owned 101 and 108 wholly-owned properties, respectively, with an aggregate occupancy rate of 90.9% and 92.4%, respectively, and average annualized base rent per occupied square foot of $22.21 and $19.97, respectively.

(2)
Recoveries from tenants were approximately 80.1% and 81.2% of operating expenses and real estate taxes for the six months ended June 30, 2024 and 2023, respectively.
(B)
Fee and Other Income was primarily earned from the Company’s unconsolidated joint ventures. Decreases in the number of assets under management will impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture management arrangements with the Company in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2024	2023	$ Change
Operating and maintenance	$19,251	$22,476	$(3,225)
Real estate taxes	16,148	20,279	(4,131)
General and administrative	12,713	14,031	(1,318)
Depreciation and amortization	40,439	58,698	(18,259)
	$88,551	$115,484	$(26,933)

	Six Months
	Ended June 30,
	2024	2023	$ Change
Operating and maintenance(A)	$39,795	$45,642	$(5,847)
Real estate taxes(A)	32,886	40,332	(7,446)
Impairment charges(B)	66,600	—	66,600
General and administrative(C)	23,785	24,676	(891)
Depreciation and amortization(A)	83,589	112,714	(29,125)
	$246,655	$223,364	$23,291
(A)
The changes for the six months ended June 30, 2024, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.9	$0.6	$3.2
Comparable Portfolio Properties	1.0	0.3	(0.2)
Disposition of shopping centers	(7.7)	(8.3)	(32.1)
	$(5.8)	$(7.4)	$(29.1)

(B)
The Company recorded impairment charges triggered by a change in the hold period assumptions. Impairment charges are presented in Note 10, “Impairment Charges” to the Company’s consolidated financial statements included herein.

(C)
General and administrative expenses for the six months ended June 30, 2024 and 2023, were approximately 8.5% and 7.6% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures for the comparable periods. In May 2023, the Company initiated a restructuring plan that included a voluntary retirement offer and recorded a charge to general and administrative costs of $2.9 million in the second quarter of 2023. For the six months ended June 30, 2023, general and administrative expenses of $24.7 million, less the separation charges of $2.9 million, were approximately 6.7% of total revenues described above. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing space.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2024	2023	$ Change
Interest expense	$(18,426)	$(20,921)	$2,495
Interest income	8,550	—	8,550
Gain on debt retirement	277	—	277
Loss on equity derivative instruments	(1,070)	—	(1,070)
Other income (expense), net	(13,971)	(634)	(13,337)
	$(24,640)	$(21,555)	$(3,085)

	Six Months
	Ended June 30,
	2024	2023	$ Change
Interest expense(A)	$(37,339)	$(40,844)	$3,505
Interest income(B)	15,844	—	15,844
Gain on debt retirement(C)	1,037	—	1,037
Loss on equity derivative instruments(D)	(5,166)	—	(5,166)
Other income (expense), net(E)	(18,034)	(1,321)	(16,713)
	$(43,658)	$(42,165)	$(1,493)

(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Six Months
	Ended June 30,
	2024	2023
Weighted-average debt outstanding (in billions)	$1.6	$1.8
Weighted-average interest rate	4.5%	4.4%

The Company’s overall balance sheet strategy is to continue to maintain substantial liquidity and prudent leverage levels and average debt maturities. The weighted-average interest rate (based on contractual rates and excluding fair market value of adjustments and debt issuance costs) was 4.3% at June 30, 2024 and 2023. At June 30, 2024, the weighted-average maturity (without extensions) was 2.1 years. Interest costs capitalized in conjunction with redevelopment projects were $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and were $0.5 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

(B)
Related to excess cash as a result of sale proceeds maintained in money market accounts.
(C)
Related to the repurchase of unsecured notes due in 2025, 2026 and 2027 for total cash consideration, including expenses, of $87.1 million and fair value discount write-off.
(D)
Derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on outstanding unsecured notes.
(E)
In 2024, primarily consists of expense of $9.3 million of fees related to the $1.1 billion Mortgage Facility commitment and transaction costs relating to the anticipated spin-off of Curbline.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2024	2023	$ Change
Equity in net income of joint ventures	$61	$4,618	$(4,557)
Gain on sale and change in control of interest	2,669	—	2,669
Gain (loss) on disposition of real estate, net	233,316	(22)	233,338
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(281)	(362)	81

	Six Months
	Ended June 30,
	2024	2023	$ Change
Equity in net income of joint ventures(A)	$78	$5,977	$(5,899)
Gain on sale and change in control of interest(B)	2,669	3,749	(1,080)
Gain on disposition of real estate, net(C)	265,030	183	264,847
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(533)	(575)	42
Income attributable to non-controlling interests, net	—	(18)	18
(A)
The reduction of income is the result of gains recognized in 2023 from assets sales. During the six months ended June 30, 2023, the DDRM Properties Joint Venture sold five shopping centers for an aggregate sales price of $112.2 million ($22.4 million at the Company’s share). During the six months ended June 30, 2024, the DDRM Properties Joint Venture sold one shopping center for $36.5 million ($7.3 million at the Company’s share) in addition to selling its remaining asset to the Company for $44.2 million ($35.4 million at the Company’s share), for which the Company recorded a Gain on sale and change in control of interest. At June 30, 2024 and 2023, the Company had an economic investment in unconsolidated joint ventures which owned 11 and 13 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods and the amount of sale proceeds allocated to the Company may vary based on joint venture return calculations and promoted structures.
(B)
In May 2024, the Company acquired its partner’s 80% interest in one asset previously owned by the DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $35.4 million and, stepped up its 20% interest due to change in control. In 2023, the Company recorded a gain related to additional proceeds received related to an unconsolidated joint venture that sold its sole asset, a parcel of undeveloped land in Richmond Hill, Ontario, which was considered contingent at the time of the sale.
(C)
The Company sold 15 wholly-owned shopping centers (excluding certain retained convenience parcels) and one parcel at a wholly-owned shopping center in 2024. See “— Sources and Uses of Capital” included elsewhere herein.

Net Income (in thousands)

	Three Months
	Ended June 30,
	2024	2023	$ Change
Net income attributable to SITE Centers	$238,245	$5,353	$232,892

	Six Months
	Ended June 30,
	2024	2023	$ Change
Net income attributable to SITE Centers	$214,693	$20,637	$194,056

The increase in net income attributable to SITE Centers, as compared to the prior-year period, was primarily the result of the gains from dispositions and interest income, partially offset by the impact from net property dispositions and impairment charges.

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

The Company believes that certain charges, income and gains/losses recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains/losses to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains/losses that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include write-off of preferred share original issuance costs, gains/losses on the early extinguishment of debt, mark to market on derivative instruments, certain transaction fee income, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

The adjustment for these charges, income and gains/losses may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. Additionally, the Company provides no assurances that these charges, income and gains/losses are non-recurring. These charges, income and gains/losses could be reasonably expected to recur in future results of operations.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended June 30,
	2024	2023	$ Change
FFO attributable to common shareholders	$40,177	$57,519	$(17,342)
Operating FFO attributable to common shareholders	55,883	61,295	(5,412)

	Six Months
	Ended June 30,
	2024	2023	$ Change
FFO attributable to common shareholders	$92,108	$119,418	$(27,310)
Operating FFO attributable to common shareholders	115,684	124,023	(8,339)

The decrease in FFO for the six months ended June 30, 2024, as compared to the prior-year period, was primarily attributable to the impact from net property dispositions and the write-off of $9.3 million in fees related to the $1.1 billion Mortgage Facility commitment, partially offset by increased interest income. The decrease in Operating FFO for the six months ended June 30, 2024, as compared to the prior-year period, was primarily attributable to the impact from net property dispositions, partially offset by increased interest income.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$235,456	$2,564	$209,115	$15,059
Depreciation and amortization of real estate investments	39,203	57,350	81,022	110,067
Equity in net income of joint ventures	(61)	(4,618)	(78)	(5,977)
Joint ventures' FFO(A)	1,564	2,201	3,148	4,183
Non-controlling interests (OP Units)	—	—	—	18
Impairment of real estate	—	—	66,600	—
Gain on sale and change in control of interests	(2,669)	—	(2,669)	(3,749)
(Gain) loss on disposition of real estate, net	(233,316)	22	(265,030)	(183)
FFO attributable to common shareholders	40,177	57,519	92,108	119,418
Gain on debt retirement	(277)	—	(1,037)	—
Loss on equity derivative instruments	1,070	—	5,166	—
Transaction, debt extinguishment and other (at SITE Centers' share)(B)	14,083	677	18,222	1,506
Separation and other charges	830	3,099	1,225	3,099
Non-operating items, net	15,706	3,776	23,576	4,605
Operating FFO attributable to common shareholders	$55,883	$61,295	$115,684	$124,023

(A) At June 30, 2024 and 2023, the Company had an economic investment in unconsolidated joint ventures which owned 11 and 13 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net income attributable to unconsolidated joint ventures	$7,334	$15,860	$6,179	$20,627
Depreciation and amortization of real estate investments	6,785	8,281	13,930	17,343
Gain on disposition of real estate, net	(8,426)	(14,874)	(8,397)	(20,178)
FFO	$5,693	$9,267	$11,712	$17,792
FFO at SITE Centers' ownership interests	$1,564	$2,201	$3,148	$4,183
Operating FFO at SITE Centers' ownership interests	$1,676	$2,334	$3,337	$4,482

(B) For the three and six months ended June 30, 2024, includes $8.6 million and $9.3 million, respectively, of expense relating to the write-off of Mortgage Facility fees, and $3.8 million and $6.5 million, respectively of transaction costs relating to the expected spin-off of Curbline Properties.

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

Reconciliation Presentation

The Company’s reconciliation of net income computed in accordance with GAAP to NOI and SSNOI for the Company at 100% and at its effective ownership interest of the assets is as follows (in thousands):

	For the six months ended June 30,
	2024	2023	2024	2023
	At 100%		At the Company's Interest
Net income attributable to SITE Centers	$214,693	$20,637	$214,693	$20,637
Fee income	(3,012)	(3,634)	(3,012)	(3,634)
Interest expense	37,339	40,844	37,339	40,844
Depreciation and amortization	83,589	112,714	83,589	112,714
General and administrative	23,785	24,676	23,785	24,676
Interest income	(15,844)	—	(15,844)	—
Gain on debt retirement	(1,037)	—	(1,037)	—
Loss on equity derivative instruments	5,166	—	5,166	—
Other (income) expense, net	18,034	1,321	18,034	1,321
Impairment charges	66,600	—	66,600	—
Equity in net income of joint ventures	(78)	(5,977)	(78)	(5,977)
Tax expense	533	575	533	575
Gain on sale and change in control of interests	(2,669)	(3,749)	(2,669)	(3,749)
Gain on disposition of real estate, net	(265,030)	(183)	(265,030)	(183)
Income from non-controlling interests	—	18	—	18
Consolidated NOI	$162,069	$187,242	$162,069	$187,242
Less: Non-Same Store NOI adjustments			(36,200)	(62,359)
Total Consolidated SSNOI			$125,869	$124,883

Consolidated SSNOI % Change			0.8%

Net income from unconsolidated joint ventures	$6,179	$20,627	$1,406	$4,237
Interest expense	16,173	13,348	3,590	3,028
Depreciation and amortization	13,930	17,343	3,390	4,029
Other (income) expense, net	3,944	4,938	913	1,112
Gain on disposition of real estate, net	(8,397)	(20,178)	(1,679)	(4,037)
Unconsolidated NOI	$31,829	$36,078	$7,620	$8,369
Less: Non-Same Store NOI adjustments			(789)	(1,681)
Total Unconsolidated SSNOI at SITE share			$6,831	$6,688

Unconsolidated SSNOI % Change			2.1%

SSNOI % Change at SITE Share			0.9%

The SSNOI increase for the six months ended June 30, 2024, as compared to the prior-year period, primarily related to increases in annual base rents from lease renewals as well as rent commencements from anchors backfilling previously vacant space.

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

The Company’s consolidated and unconsolidated debt obligations generally require monthly or semi-annual payments of principal and/or interest over the term of the obligation. While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under its Revolving Credit Facility (as defined below), no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any new debt financings, including the Mortgage Facility, may also entail higher rates of interest than the indebtedness being refinanced, which could have an adverse effect on the Company’s operations.

The Company has historically accessed capital sources through both the public and private markets. Acquisitions and redevelopments are generally financed through cash provided from operating activities, the Revolving Credit Facility, mortgages assumed, secured debt, unsecured debt, common and preferred equity offerings, joint venture capital and asset sales. Total consolidated debt outstanding was $1.5 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, the Company had an unrestricted cash balance of $1,181.3 million. The Company has availability under its Revolving Credit Facility of $950.0 million (subject to satisfaction of applicable borrowing conditions) and a commitment from lenders to fund the $554.8 million Mortgage Facility (as further described below), subject to the satisfaction of various closing conditions. The Company has addressed all of its consolidated debt maturing in 2024. In 2025, the Company has $400.4 million aggregate principal amount of senior notes maturing. As of June 30, 2024, the Company anticipates that it has approximately $5 million to be incurred on its pipeline of identified redevelopment projects. The Company believes it has sufficient liquidity to operate its business at this time. Through July 26, 2024, the Company purchased $88.3 million aggregate principal amount of its outstanding senior unsecured notes due in 2025, 2026 and 2027 for total cash consideration, including expenses, of $87.1 million.

Revolving Credit Facility and Term Loan

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”) that provides for borrowings of up to $950 million, which limit may be increased to $1.45 billion provided that existing or new lenders agree to provide incremental commitments and subject to other conditions precedent. The Revolving Credit Facility matures in June 2026 subject to two six-month options to extend the maturity to June 2027 at the Company's option (subject to the satisfaction of certain conditions). The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the Secured Overnight Financing Rate (“SOFR”) rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.85% at June 30, 2024) or (ii) the alternative base rate plus an applicable margin (0.0% at June 30, 2024). The Revolving Credit Facility also provides for an annual facility fee, which was 20 basis points on the entire facility at June 30, 2024. The applicable margins and facility fee vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s Investors Service, Inc. (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Investor Services Inc. (“Fitch”) (or their respective successors). The Revolving Credit Facility also features a sustainability-linked pricing component whereby the applicable interest-rate margin can be adjusted by one or two basis points if the Company meets certain sustainability performance targets.

The Company also maintains a $200 million unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”), that bears interest at variable rates, based on the Company’s long-term senior unsecured debt ratings, equal to (i) the SOFR rate plus a 10-basis point credit spread adjustment plus an applicable margin (0.95% at June 30, 2024) or (ii) the alternative base rate plus an applicable margin (0.0% at June 30, 2024). The applicable margins vary depending on the Company’s long-term senior unsecured debt ratings from Moody’s, S&P and Fitch (or their respective successors). In August 2022, the Company swapped the portion of the Term Loan’s interest rate calculated by reference to the variable SOFR rate to a fixed rate of 2.75% per annum. The Term Loan matures in June 2027. The Company may increase the principal amount of the Term Loan in the future to up to $800 million in the aggregate provided that existing or new lenders are identified to provide additional loan commitments subject to other customary conditions precedent. The Term Loan also features a sustainability-linked pricing component whereby the applicable interest rate margin can be adjusted by one to two basis points if the Company meets certain sustainability performance targets. The covenants governing the Term Loan are substantially identical to those governing the Revolving Credit Facility.

The Revolving Credit Facility, the Term Loan and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants including, among other things, leverage ratios and debt service coverage and fixed-charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in certain mergers and acquisitions. The Revolving Credit Facility, the Term Loan and the indentures also contain customary default provisions including the failure to make timely payments of principal and interest payable thereunder, the failure to comply with the financial and operating covenants and the failure of the Company or its majority-owned subsidiaries (i.e., entities in which the Company has a greater than 50% interest) to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods. In the event the Company’s lenders or note holders declare a default, as defined in the applicable agreements governing the debt, the Company may be unable to obtain further funding and/or an acceleration of any outstanding borrowings may occur. As of June 30, 2024, the Company was in compliance with all of its financial covenants in the agreements governing its debt. Although the Company believes it will continue to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities.

Mortgage Financing Commitment

In October 2023, in preparation for the expected spin-off of the Company’s convenience properties, the Company obtained a commitment (the “Commitment”) from affiliates of Apollo, including ATLAS SP Partners, L.P., to provide a $1.1 billion Mortgage Facility to be secured by approximately 40 of the Company’s retail properties. The Company may proceed to close and draw all or a portion of the Mortgage Facility on any date prior to October 25, 2024 subject to the satisfaction of various closing conditions set forth in the Commitment, including debt yield and loan-to-value thresholds, the lender’s receipt of acceptable third-party reports and satisfaction of other customary closing requirements. To the extent that any of the collateral properties are sold prior to the closing of the Mortgage Facility, the amount available under the Commitment will be reduced. The Company currently expects to close and draw on the Mortgage Facility prior to the spin-off of Curbline, and to use loan and asset sale proceeds to redeem and/or repay all of its outstanding unsecured indebtedness and for general corporate purposes. In the first six months of 2024, the Company released 13 properties that had previously been identified to serve as collateral for the Mortgage Facility, thereby reducing the committed amount to $554.8 million as of June 30, 2024.

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

The Company paid upfront commitment and structuring fees to the lender and its affiliates and will also pay the lender fees during the unfunded commitment period based on the committed loan amount (as such amount may be reduced from time to time by the Company) and a closing fee based on the amount of the loan funded at closing. The Company is not obligated to close or draw on the Mortgage Facility and no assurances can be given that the Company will satisfy the conditions to close the Mortgage Facility or that the Mortgage Facility will close on the terms set forth in the Commitment or at all. For the six months ended June 30, 2024, the Company wrote-off $9.3 million of fees to Other Income (Expense), net on the Company’s Consolidated Statements of Operations in connection with the decrease of the Mortgage Facility’s committed amount to $554.8 million as a result of the release of 13 properties that were originally identified to serve as collateral for the Mortgage Facility.

Consolidated Indebtedness – as of June 30, 2024

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

The Company continually evaluates its debt maturities and, based on management’s assessment, believes it has viable financing and refinancing alternatives, including the Mortgage Facility. The Company remains committed to maintaining sufficient liquidity, managing debt duration and maintaining prudent leverage levels in an effort to manage its overall risk profile while maintaining strategic flexibility.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of June 30, 2024

The outstanding indebtedness of the Company’s unconsolidated joint ventures at June 30, 2024, which matures in the subsequent 13-month period (i.e., through July 2025), consists of $61.7 million ($30.7 million at SITE Centers’ share) for RVIP IIIB, which is expected to be extended in accordance with the loan documents.

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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2024	2023
Cash flow provided by operating activities	$106,443	$126,797
Cash flow provided by (used for) investing activities	726,007	(112,956)
Cash flow used for financing activities	(215,903)	(6,462)

Changes in cash flow for the six months ended June 30, 2024, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $20.4 million primarily due to lower rental income as a result of disposition activity partially offset by an increase in interest income.

Investing Activities: Cash provided by investing activities increased $839.0 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $4.5 million;
•
Increase in proceeds from disposition of real estate and joint ventures of $843.6 million and
•
Decrease in distributions from unconsolidated joint venture of $8.7 million.

Financing Activities: Cash used for financing activities increased $209.4 million primarily due to the following:

•
Increase in repayment of mortgage debt of $25.0 million;
•
Proceeds from Revolving Credit Facility in 2023 of $175.0 million;
•
Increase in dividends paid in 2024 of $33.5 million due to a special dividend paid in January 2024 and
•
Repurchases of common shares in 2023 of $26.6 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $60.3 million and $60.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. Through June 30, 2024, the Company had repurchased under this program 2.0 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

In May 2024, the Company terminated its $250 million continuous equity program.

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

Curbline Separation

In October 2023, the Company announced a plan to separate its convenience assets into a separate, publicly traded REIT through the spin-off of Curbline. Prior to the spin-off of Curbline, the Company expects to use proceeds from the closing of the Mortgage Facility and additional asset sales to redeem and/or repay all of the Company’s outstanding unsecured indebtedness. The Company has experienced significant interest from a wide variety of private and institutional investors for the properties it has marketed for sale to date in 2024. As a result, the Company expects that the volume of disposition activity will remain elevated during the third quarter of 2024, though asset sale closings remain subject to a number of uncertainties including capital markets conditions and the completion of buyer due diligence. Following the separation of Curbline, depending on market conditions, the Company intends to sell additional assets and use the proceeds to repay outstanding indebtedness, redeem outstanding preferred stock and make distributions to shareholders. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values.

Curbline is expected to be in a net cash position at the time of its separation from the Company with cash on hand, an unsecured, undrawn line of credit and an unsecured, delayed draw term loan. Curbline is not expected to have any debt outstanding at the time of its separation from the Company and therefore Curbline is expected to have significant access to cash on hand and sources of debt capital in order to fund significant asset growth. The Company expects to acquire additional convenience properties prior to the spin-off that will be included in the Curbline portfolio, funded through additional Company dispositions, retained cash flow and cash on hand.

Acquisitions

Through July 26, 2024, the Company acquired the following convenience centers and land (in thousands):

Date Acquired	Property Name	City, State	Total Owned GLA	Gross Purchase Price
February 2024	Grove at Harper's Preserve	Conroe, Texas	22	$10,650
March 2024	Shops at Gilbert Crossroads	Gilbert, Arizona	15	8,460
April 2024	Collection at Brandon Boulevard-Ground Lease(A)	Tampa, Florida	—	1,000
May 2024	Wilmette Center	Wilmette, Illinois	9	2,850
May 2024	Sunrise Plaza	Vero Beach, Florida	17	5,500
May 2024	Meadowmont Village(B)	Chapel Hill, North Carolina	199	44,250
June 2024	Red Mountain Corner	Phoenix, Arizona	6	2,100
June 2024	Roswell Market Center	Roswell, Georgia	82	17,750
July 2024	Crocker Commons	Westlake, Ohio	29	18,500
July 2024	Maple Corner	Henderson, Tennessee	20	8,250
			399	$119,310
(A)
Acquired the fee interest in a land parcel at this center.
(B)
Acquired from the DDRM Properties Joint Venture. It is intended that 62,116 square feet of GLA will be included in the anticipated spin-off of Curbline Properties Corp.

In addition, in February 2024, the DDRM Properties Joint Venture acquired two outparcels at its Meadowmont Village property for a purchase price of $8.1 million ($1.6 million at the Company’s share).

Dispositions

Through July 26, 2024, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
January 2024	The Marketplace at Highland Village	Highland Village, Texas	207	$42,100
January 2024	Casselberry Commons(A)	Casselberry, Florida	237	40,300
March 2024	Chapel Hills East	Colorado Springs, Colorado	225	37,000
April 2024	Cool Springs Pointe	Brentwood, Tennessee	198	34,550
April 2024	Market Square(B)	Douglasville, Georgia	117	15,600
June 2024	Johns Creek Towne Center	Suwanee, Georgia	303	58,850
June 2024	Six property portfolio(C)		2,368	495,000
June 2024	Carillon Place(D)	Naples, Florida	250	54,700
June 2024	The Hub	Hempstead, New York	249	41,000
June 2024	Cumming Marketplace (Lowe's parcel)	Cumming, Georgia	135	17,200
June 2024	Belgate Shopping Center	Charlotte, North Carolina	269	47,250
July 2024	Two property portfolio(E)	Cumming, Georgia	406	67,530
			4,964	$951,080
(A)
Excludes 7,929 square feet of convenience retail GLA retained by the Company (Shops at Casselberry).
(B)
Excludes 8,515 square feet of convenience retail GLA retained by the Company (Plaza at Market Square).
(C)
Sold Arrowhead Crossing (Phoenix, Arizona), The Fountains (Miami, Florida), Easton Market (Columbus, Ohio), Kenwood Square (Cincinnati, Ohio), Polaris Towne Center (Columbus, Ohio) and Tanasbourne Town Center (Portland, Oregon). Excludes 14,159 square feet of convenience retail GLA retained by the Company at The Fountains (Shops at the Fountains), 70,971 square feet of convenience retail GLA retained by the Company at Polaris Towne Center (Shops on Polaris) and 8,477 square feet of convenience retail GLA retained by the Company at Tanasbourne Town Center (Shops at Tanasbourne).
(D)
Excludes 14,998 square feet of convenience retail GLA retained by the Company (Shops at Carillon).
(E)
Sold Cumming Marketplace and Cumming Towne Center (Cumming, Georgia). Excludes 43,577 and 36,805 square feet of convenience retail GLA retained by the Company at Cumming Marketplace (Marketplace Plaza South) and Cumming Towne Center (Marketplace Plaza North), respectively.

Joint Venture Dispositions

In May 2024, the Company acquired one asset owned by the DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $44.2 million ($8.8 million at the Company’s share). In June 2024, the DDRM Properties Joint Venture sold one asset (Hilltop Plaza, Richmond, California) for $36.5 million of which the Company’s share was $7.3 million. There are no remaining assets in this joint venture.

Redevelopment Pipeline

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes to expand, improve and re-tenant various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At June 30, 2024, the Company had approximately $34 million in construction in progress in various active consolidated redevelopments and other projects and anticipates that it has approximately $5 million yet to be incurred on its pipeline of identified redevelopment projects. At June 30, 2024, the Company’s shopping center expansions, outparcel developments, construction of first-generation space and repurposing projects were as follows (in thousands):

Location	Estimated Stabilized Quarter	Estimated Cost	Costs Incurred at June 30, 2024
Shops at Tanasbourne (Portland, Oregon)	2Q26	2,145	1,771
Shops at Boca Center (Boca Raton, Florida)	1Q27	5,273	708
Total		$7,418	$2,479

CAPITALIZATION

At June 30, 2024, the Company’s capitalization consisted of $1.5 billion of debt, $175.0 million of preferred shares and $3.0 billion of market equity (calculated as the common shares outstanding multiplied by $14.50, the closing price of the Company’s common shares on the New York Stock Exchange at June 28, 2024, the last trading day of June 2024). At June 30, 2024, after giving effect to the swap of the variable-rate component of the Term Loan's interest rate to a fixed rate, the Company’s total debt consisted entirely of fixed-rate debt.

In July 2024, the Company announced a one-for-four reverse stock split of its common shares and anticipates split-adjusted trading will begin on the New York Stock Exchange at the opening of trading on August 19, 2024.

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a prudent debt capitalization policy and to reduce the Company’s cost of capital by maintaining an investment grade rating with Moody’s, S&P and Fitch. In the event the Company closes the Mortgage Facility in connection with the spin-off of Curbline, the Company expects to use loan proceeds together with proceeds from asset sales to repay all of the Company’s outstanding unsecured indebtedness in which case it would no longer maintain an investment grade rating. A security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. The Company may not be able to obtain financing on favorable terms, or at all, which may negatively affect future ratings.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has addressed all of its consolidated debt maturing in 2024. In 2025, the Company has $400.4 million aggregate principal amount of senior notes maturing. The Company expects to fund repayment of the notes and future maturities from cash on hand, utilization of its Revolving Credit Facility, proceeds from asset sales and other investments, cash flow from operations and/or additional debt and/or equity financings including the Mortgage Facility. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $2.5 million for its consolidated properties at June 30, 2024, which includes the assets in the redevelopment pipeline. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow, asset sales or borrowings under the Revolving Credit Facility. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties in 2023, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, both of which were recorded as a liability. As of June 30, 2024, the Company had a liability of approximately $2.6 million. The amount is recorded in accounts payable and other liabilities on the Company’s consolidated balance sheet.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $2.2 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand for quality real estate locations within well-positioned shopping centers. The Company executed new leases and renewals aggregating approximately 1.4 million square feet of space on a pro rata basis for the six months ended June 30, 2024. The Company believes these leasing results and tenant demand are attributable to the concentration of the Company’s portfolio in suburban, high household income communities experiencing population growth, changes in remote and work-from-home trends, limited new construction of competing retail properties and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, with only one tenant whose annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues (TJX Companies at 3.8% as of June 30, 2024). Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. At June 30, 2024 and December 31, 2023, the shopping center portfolio occupancy, on a pro rata basis, was 90.9% and 92.0%, respectively, and the total portfolio average annualized base rent, on a pro rata basis, was $21.98 and $20.35, respectively. The comparability of period-over-period operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities.

In 2023, the Company’s portfolio was impacted by a significant tenant bankruptcy, and the Company expects to expend capital in coming periods in connection with leases executed to backfill these and other closures. Although the per square foot cost of leasing capital expenditures has been predominantly consistent with the Company’s historical trends, the high volume of the Company’s leasing activity in recent years will cause aggregate leasing capital expenditure levels to remain elevated. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the six months ended June 30, 2024 and 2023, on a pro rata basis, was $5.98 and $5.90 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

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

Inflation, rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company has no consolidated indebtedness maturing in 2024, debt capital markets liquidity could adversely impact the Company’s current and expected future business plan to sell properties and its ability to refinance future maturities, and the interest rates applicable thereto. Following the separation of Curbline, depending on market conditions, the Company intends to sell additional assets and use the proceeds to repay outstanding indebtedness, redeem outstanding preferred stock and make distributions to shareholders. The timing of certain sales may be impacted by interim leasing, tactical redevelopment activities, and other asset management initiatives intended to maximize values. Unfavorable changes in interest rates or the capital markets could adversely impact the Company’s ability to sell additional assets on favorable terms or at all.

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
•
The Company may fail to complete its previously announced spin-off of Curbline, or the closing of the related Mortgage Facility, which could adversely affect the market price of the Company's common shares;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2024, the Company’s debt, excluding unconsolidated joint venture debt and adjusted to reflect the swap of the variable-rate (SOFR) component of interest rate applicable to the Company’s $200.0 million Term Loan to a fixed rate of 2.75%, is summarized as follows:

	June 30, 2024				December 31, 2023
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$1,513.6	2.1	4.3%	100.0%	$1,626.3	2.5	4.3%	100.0%
Variable-Rate Debt	$—	—	—	0.0%	$—	—	—	0.0%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	June 30, 2024				December 31, 2023
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$363.5	$72.7	4.5	6.4%	$361.7	$72.3	5.0	6.4%
Variable-Rate Debt	$61.6	$30.6	0.4	3.0%	$102.6	$39.0	0.8	4.5%

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

The interest rate risk on a portion of the Company’s variable-rate debt has been mitigated through the use of an interest rate swap agreement with major financial institutions. At June 30, 2024, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $200.0 million consolidated Term Loan facility was swapped to a fixed rate. The Company is exposed to credit risk in the event of nonperformance by the counterparties to the swaps. The Company believes it mitigates its credit risk by entering into swaps with major financial institutions.

The carrying value of the Company’s fixed-rate debt is adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at June 30, 2024. An estimate of the effect of a 100 basis-point increase at June 30, 2024 and December 31, 2023, is summarized as follows (in millions):

	June 30, 2024					December 31, 2023
	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate		Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$1,513.6	$1,501.2	(A)	$1,473.1	(B)	$1,626.3	$1,600.3	(A)	$1,564.5	(B)
Company's proportionate share of joint venture fixed-rate debt	$72.7	$72.8		$70.1		$72.3	$73.8		$70.8

(A)
Includes the fair value of the swap, which was an asset of $8.3 million and $5.6 million at June 30, 2024 and December 31, 2023, respectively.
(B)
Includes the fair value of the swap, which was an asset of $13.3 million and $11.5 million at June 30, 2024 and December 31, 2023, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. At June 30, 2024, the Company and its joint ventures do not have any variable-rate indebtedness that has not been swapped to a fixed rate of interest.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional equity and/or debt offerings and joint venture capital. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2024, the Company had no other material exposure to market risk.

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

During the three months ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
April 1–30, 2024	1,246	$13.99	—	$—
May 1–31, 2024	2,766	13.92	—	—
June 1–30, 2024	—	—	—	—
Total	4,012	$13.94	—	$73.4

(A)
Includes common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100.0 million of its common shares. As of June 30, 2024, the Company had repurchased 2.0 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million, or $13.44 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	Purchase and Sale Agreement, dated May 17, 2024, by and among certain subsidiaries of SITE Centers Corp., as Sellers, and Center Acquisition Holdings, LLC, as Buyer[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023, (iv) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Christina M. Yarian
		Name:	Christina M. Yarian
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: July 31, 2024