Form 10-Q
period 2024-09-30
SITE Centers Corp.
filed 2024-10-30
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024 the registrant had 52,430,161 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2024

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Land	$613,990	$930,540
Buildings	1,700,647	3,311,368
Fixtures and tenant improvements	323,926	537,872
	2,638,563	4,779,780
Less: Accumulated depreciation	(799,336)	(1,570,377)
	1,839,227	3,209,403
Construction in progress and land	17,887	51,379
Total real estate assets, net	1,857,114	3,260,782
Investments in and advances to joint ventures, net	32,179	39,372
Cash and cash equivalents	1,063,088	551,968
Restricted cash	21,038	17,063
Accounts receivable	38,842	65,623
Other assets, net	114,837	126,543
	$3,127,098	$4,061,351
Liabilities and Equity
Indebtedness	$300,842	$1,626,275
Accounts payable and other liabilities	171,541	195,727
Dividends payable	2,789	63,806
Total liabilities	475,172	1,885,808
Commitments and contingencies
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	175,000	175,000
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,467,187 and 52,393,384 shares issued at September 30, 2024 and December 31, 2023, respectively	5,247	5,239
Additional paid-in capital	5,927,905	5,923,919
Accumulated distributions in excess of net income	(3,460,210)	(3,934,736)
Deferred compensation obligation	4,968	5,167
Accumulated other comprehensive income	6,113	6,121
Less: Common shares in treasury at cost: 105,895 and 73,701 shares at September 30, 2024 and December 31, 2023, respectively	(7,097)	(5,167)
Total equity	2,651,926	2,175,543
	$3,127,098	$4,061,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2024	2023
Revenues from operations:
Rental income	$89,017	$142,498
Fee and other income	1,746	2,261
	90,763	144,759
Rental operation expenses:
Operating and maintenance	16,185	20,986
Real estate taxes	12,170	20,543
General and administrative	15,111	11,259
Depreciation and amortization	34,251	52,821
	77,717	105,609
Other income (expense):
Interest expense	(16,706)	(21,147)
Interest income	13,997	—
Debt extinguishment costs	(32,559)	—
Gain on derivative instruments	754	—
Transaction costs and other expense	(23,847)	(690)
	(58,361)	(21,837)
(Loss) income before earnings from equity method investments and other items	(45,315)	17,313
Equity in net income of joint ventures	328	518
Gain on disposition of real estate, net	368,139	31,047
Income before tax expense	323,152	48,878
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(199)	(236)
Net income attributable to SITE Centers	$322,953	$48,642
Preferred dividends	(2,789)	(2,789)
Net income attributable to common shareholders	$320,164	$45,853

Per share data:
Basic	$6.09	$0.87
Diluted	$6.07	$0.87

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2024	2023
Revenues from operations:
Rental income	$322,089	$414,324
Fee and other income	6,436	7,285
	328,525	421,609
Rental operation expenses:
Operating and maintenance	55,980	66,628
Real estate taxes	45,056	60,875
Impairment charges	66,600	—
General and administrative	38,896	35,935
Depreciation and amortization	117,840	165,535
	324,372	328,973
Other income (expense):
Interest expense	(54,045)	(61,991)
Interest income	29,841	—
Debt extinguishment costs	(43,004)	—
Gain on debt retirement	1,037	—
Loss on derivative instruments	(4,412)	—
Transaction costs and other expense	(31,436)	(2,011)
	(102,019)	(64,002)
(Loss) income before earnings from equity method investments and other items	(97,866)	28,634
Equity in net income of joint ventures	406	6,495
Gain on sale and change in control of interest	2,669	3,749
Gain on disposition of real estate, net	633,169	31,230
Income before tax expense	538,378	70,108
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(732)	(811)
Net income	$537,646	$69,297
Income attributable to non-controlling interests, net	—	(18)
Net income attributable to SITE Centers	$537,646	$69,279
Preferred dividends	(8,367)	(8,367)
Net income attributable to common shareholders	$529,279	$60,912

Per share data:
Basic	$10.07	$1.16
Diluted	$10.03	$1.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net income	$322,953	$48,642	$537,646	$69,297
Other comprehensive income (loss):
Change in cash flow hedges, net of amount reclassed to earnings	(2,459)	1,930	(8)	3,017
Total other comprehensive income (loss)	(2,459)	1,930	(8)	3,017
Comprehensive income	$320,494	$50,572	$537,638	$72,314
Total comprehensive income attributable to non-controlling interests	—	—	—	(18)
Total comprehensive income attributable to SITE Centers	$320,494	$50,572	$537,638	$72,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Total
Balance, December 31, 2023	$175,000	$5,239	$5,923,919	$(3,934,736)	$5,167	$6,121	$(5,167)	$2,175,543
Stock-based compensation, net	—	—	1,743	—	(230)	—	230	1,743
Dividends declared-common shares	—	—	—	(54,753)	—	—	—	(54,753)
Dividends declared-preferred shares	—	—	—	(5,578)	—	—	—	(5,578)
Comprehensive loss	—	—	—	214,693	—	2,451	—	217,144
Balance, June 30, 2024	175,000	5,239	5,925,662	(3,780,374)	4,937	8,572	(4,937)	2,334,099
Stock-based compensation, net	—	8	2,243	—	31	—	(2,160)	122
Dividends declared-common shares	—	—	—	—	—	—	—	-
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	322,953	—	(2,459)	—	320,494
Balance, September 30, 2024	$175,000	$5,247	$5,927,905	$(3,460,210)	$4,968	$6,113	$(7,097)	$2,651,926

	SITE Centers Equity

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2022	$175,000	$5,239	$5,943,812	$(4,046,370)	$5,025	$9,038	$(4,916)	$5,794	$2,092,622
Issuance of common shares related to stock plans	—	—	13	—	—	—	—	—	13
Repurchase of common shares	—	—	(26,611)	—	—	—	—	—	(26,611)
Stock-based compensation, net	—	—	(1,042)	—	(84)	—	(25)	—	(1,151)
Repurchase of OP units	—	—	4,059	—	—	—	—	(5,794)	(1,735)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared-common shares	—	—	—	(54,586)	—	—	—	—	(54,586)
Dividends declared-preferred shares	—	—	—	(5,578)	—	—	—	—	(5,578)
Comprehensive income	—	—	—	20,637	—	1,087	—	18	21,742
Balance, June 30, 2023	175,000	5,239	5,920,231	(4,085,897)	4,941	10,125	(4,941)	—	2,024,698
Issuance of common shares related to stock plans	—	—	7	—	—	—	—	—	7
Stock-based compensation, net	—	—	1,540	—	112	—	(112)	—	1,540
Dividends declared-common shares	—	—	—	(27,311)	—	—	—	—	(27,311)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	—	(2,789)
Comprehensive income	—	—	—	48,642	—	1,930	—	—	50,572
Balance, September 30, 2023	$175,000	$5,239	$5,921,778	$(4,067,355)	$5,053	$12,055	$(5,053)	$—	$2,046,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$537,646	$69,297
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	117,840	165,535
Stock-based compensation	6,508	5,530
Amortization and write-off of debt issuance costs, commitment fees, and fair market value of debt adjustments	46,766	3,217
Gain on debt retirement	(1,037)	—
Loss on derivative instruments	4,412	—
Equity in net income of joint ventures	(406)	(6,495)
Operating cash distributions from joint ventures	—	258
Gain on sale and change in control of interests	(2,669)	(3,749)
Gain on disposition of real estate, net	(633,169)	(31,230)
Impairment charges	66,600	—
Assumption of buildings due to ground lease terminations	(2,678)	—
Net change in accounts receivable	6,584	(1,180)
Net change in accounts payable and accrued expenses	13,828	7,323
Net change in other operating assets and liabilities	(17,026)	(16,457)
Total adjustments	(394,447)	122,752
Net cash flow provided by operating activities	143,199	192,049
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(226,079)	(102,095)
Real estate developed and improvements to operating real estate	(57,870)	(80,782)
Proceeds from sale of joint venture interests	—	3,405
Proceeds from disposition of real estate	2,132,733	112,292
Equity contributions to joint ventures	(951)	(118)
Repayment of joint venture advance	730	318
Distributions from unconsolidated joint ventures	1,400	9,468
Net cash flow provided by (used for) investing activities	1,849,963	(57,512)
Cash flow from financing activities:
Proceeds from revolving credit facility, net	—	135,000
Proceeds from mortgage debt	530,000	—
Payment of loan commitment fees	(7,712)	—
Payment of debt issuance costs	(11,871)	—
Prepayment of Curbline loan costs	(5,034)	—
Repayment of senior notes	(1,305,920)	(87,209)
Repayment of mortgage debt and term loan	(548,751)	(16,224)
Payment of debt extinguishment costs	(8,099)	—
Proceeds from terminations of derivatives	8,098	—
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(4,774)	(5,224)
Repurchase of common shares	—	(26,611)
Repurchase of operating units	—	(1,735)
Distributions to redeemable operating partnership units	—	(37)
Dividends paid	(124,004)	(90,450)
Net cash flow used for financing activities	(1,478,067)	(92,490)

Net increase in cash, cash equivalents and restricted cash	515,095	42,047
Cash, cash equivalents and restricted cash, beginning of period	569,031	21,214
Cash, cash equivalents and restricted cash, end of period	$1,084,126	$63,261

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

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”), into a separate, publicly-traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). At September 30, 2024, Curbline Properties was a wholly-owned subsidiary of SITE Centers.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2024 and 2023, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Effect of Reverse Stock Split on Presentation

Prior to the commencement of trading on August 19, 2024, in anticipation of the spin-off of Curbline Properties, the Company effected a reverse stock split of its common shares at a ratio of one-for-four. All share and per share data included in these unaudited condensed consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented.

Disposition of Real Estate

For the three and nine months ended September 30, 2024, the Company received gross proceeds of $1,361.6 million and $2,245.1 million, respectively, from the sale of 25 and 40 wholly-owned shopping centers (excluding certain retained convenience parcels) and one parcel at a wholly-owned shopping center resulting in gain on dispositions of $368.1 million and $633.2 million, respectively. For the three and nine months ended September 30, 2023, the Company received gross proceeds of $118.3 million from the sale of five wholly-owned shopping centers.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2024	2023
Dividends declared, but not paid	$2.8	$30.1
Accounts payable related to construction in progress	2.8	12.0
Repurchase of OP Units	—	4.1
Assumption of buildings due to ground lease terminations	2.7	—

Recently Issued Accounting Standards

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023. There are aspects of this ASU that apply to entities with one reportable segment. The Company will review the extent of any disclosures necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

Income Taxes. In December 2023, the FASB issued ASU 2023-09 which enhances income tax disclosure requirements in accordance with FASB ASC 740, Income Taxes. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023. The Company will review the extent of new disclosure necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or result of operations.

2.
Acquisitions

During the nine months ended September 30, 2024, the Company acquired the following convenience centers and land (in thousands):

Asset	Location	Date Acquired	Gross Purchase Price
Grove at Harper's Preserve	Conroe, Texas	February 2024	$10,650
Shops at Gilbert Crossroads	Gilbert, Arizona	March 2024	8,460
Collection at Brandon Boulevard-Ground Lease(A)	Tampa, Florida	April 2024	1,000
Wilmette Center	Wilmette, Illinois	May 2024	2,850
Sunrise Plaza	Vero Beach, Florida	May 2024	5,500
Meadowmont Village(B)	Chapel Hill, North Carolina	May 2024	44,250
Red Mountain Corner	Phoenix, Arizona	June 2024	2,100
Roswell Market Center	Roswell, Georgia	June 2024	17,750
Crocker Commons	Westlake, Ohio	July 2024	18,500
Maple Corner	Henderson, Tennessee	July 2024	8,250
Village Plaza	Houston, Texas	August 2024	31,000
Brookhaven Station	Atlanta, Georgia	August 2024	30,200
Loma Alta Station	Oceanside, California	September 2024	12,350
Nine Mile Corner	Erie, Colorado	September 2024	10,880
Crossroads Marketplace	Chino Hills, California	September 2024	34,150
			$237,890
(A)
Acquired the fee interest in a land parcel at this center.
(B)
Acquired from the DDRM Properties Joint Venture (Note 3). Meadowmont Village, consisting of 62,116 square feet of GLA was included in the spin-off of Curbline.

The fair value of the acquisitions was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
Land	$104,632	N/A
Buildings	113,110	(A)
Tenant improvements	6,392	(A)
In-place leases (including lease origination costs and fair market value of leases)	25,704	7.1
Other assets assumed	98	N/A
	249,936
Less: Below-market leases	(12,912)	15.7
Less: Other liabilities assumed	(2,130)	N/A
Net assets acquired	$234,894

(A)
Depreciated in accordance with the Company’s policy.

2024
Consideration:
Cash	$226,079
Gain on Sale and Change in Control of Interests	2,669
Carrying value of previously held equity interest (Note 3)	6,146
Total consideration	$234,894

Included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024, was $3.4 million and $4.5 million, respectively, in total revenues from the date of acquisition through September 30, 2024, for the properties acquired in 2024.

3.
Investments in and Advances to Joint Ventures

At September 30, 2024 and December 31, 2023, the Company had ownership interests in various unconsolidated joint ventures that had investments in 11 and 13 shopping center properties, respectively. The changes to Investments in and Advances to Joint Ventures are as follows (in thousands):

Balance, December 31, 2023	$39,372
Equity in net loss	(895)
Distributions	(1,400)
Contributions	951
Amortization of basis differentials	1,424
Carrying value of previously held equity interest	(6,146)
Repayment of advances	(730)
Change in fair value of derivative	(397)
Balance, September 30, 2024	$32,179

A reconciliation of the consolidated joint venture equity is as follows (in thousands):

	September 30, 2024	December 31, 2023
Company's share of accumulated equity	$27,801	$35,782
Basis differentials	2,385	1,099
Deferred leasing and development fees, net of portion related to the Company's interest	—	(136)
Amounts payable to the Company	1,993	2,627
Investments in and Advances to Joint Ventures, net	$32,179	$39,372

Revenues earned by the Company for providing asset management, property management and leasing and development services to all of the Company’s unconsolidated joint ventures were $1.3 million and $4.1 million and $1.6 million and $5.2 million for the three and nine months ended September 30, 2024 and 2023, respectively.

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

4.
Other Assets and Intangibles, net

Other assets, liabilities and intangibles consist of the following (in thousands):

	September 30, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$117,136	$(70,500)	$46,636
Above-market leases	8,018	(5,408)	2,610
Lease origination costs	18,824	(8,476)	10,348
Tenant relationships	24,544	(20,769)	3,775
Below market ground lease (as lessee)(A)	13,670	(17)	13,653
Total intangible assets, net(B)	182,192	(105,170)	77,022
Operating lease ROU assets			16,086
Other assets:
Prepaid expenses(C)			11,007
Other assets			7,965
Deposits			2,757
Total other assets, net			$114,837
	Liability	Accumulated Amortization	Net
Below-market leases	$51,508	$(12,779)	$38,729
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
(B)
The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $4.4 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively, and $13.6 million and $17.7 million for the nine months ended September 30, 2024 and 2023, respectively.
(C)
Includes $5.0 million of prepaid loan costs relating to a revolving line of credit and delayed-draw term loan facility for Curbline. The Company is obligated to pay such costs under the Separation and Distribution Agreement (Note 10).

	December 31, 2023
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$184,545	$(134,263)	$50,282
Above-market leases	22,220	(18,627)	3,593
Lease origination costs	22,903	(14,654)	8,249
Tenant relationships	79,758	(72,892)	6,866
Total intangible assets, net	309,426	(240,436)	68,990
Operating lease ROU assets			17,373
Other assets:
Loan commitment fees(A)			13,485
Prepaid expenses			5,104
Swap receivables(B)			11,115
Other assets			2,294
Deposits			2,857
Deferred charges, net			5,325
Total other assets, net			$126,543
	Liability	Accumulated Amortization	Net
Below-market leases	$81,487	$(35,391)	$46,096
(A)
Fees related to a commitment obtained in October 2023 for a $1.1 billion mortgage facility to be secured by an originally identified group of 40 properties (the “Mortgage Commitment”). The fees paid to date related to the Mortgage Commitment were recorded as a deferred fee as the facility had not closed and therefore no amounts had been drawn. The Company terminated the Mortgage Commitment in August 2024 when it closed a separate $530.0 million mortgage financing on different terms (Note 5). At termination, when it became probable that the Mortgage Commitment would not be drawn upon, the remaining fees were expensed. For the three and nine months ended September 30, 2024, the Company wrote-off $10.9 million and $21.2 million, respectively, of fees relating to the Mortgage Commitment to Debt extinguishment costs on the Company’s Consolidated Statements of Operations.
(B)
Included cash flow hedge and derivative on unsecured notes (Note 6).
5.
Indebtedness

The Company’s indebtedness consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Unsecured Indebtedness:
Senior Notes, net	$—	$1,303,243
Term Loan, net	—	198,856
Revolving Credit Facility	—	—
	—	1,502,099
Mortgage Indebtedness, net	300,842	124,176
Total Indebtedness	$300,842	$1,626,275

Senior Notes

In August 2024, the Company used cash on hand and proceeds from the Mortgage Facility, discussed below, to repay all of its outstanding senior unsecured indebtedness, including redeeming its senior unsecured notes due in 2025, 2026 and 2027 (the “Senior Notes”) and recorded Debt Extinguishment Costs of $6.7 million which included a make-whole amount of $4.1 million related to the redemption of its Senior Notes due in 2027. The make-whole premium was partially offset by $1.3 million of cash received upon the termination of the swaption which is recorded in Gain on Derivative instruments as discussed in Note 6.

During the first two quarters of 2024, the Company repurchased $88.3 million aggregate principal amount of its outstanding Senior Notes at a discount to par. In connection with these purchases, the Company recorded a net Gain on Debt Retirement of $1.0 million.

Term Loan

In August 2024, the Company repaid in full all outstanding amounts under the Third Amended and Restated Term Loan Agreement, dated as of June 6, 2022 (the “Term Loan Agreement”), by and among the Company, Wells Fargo National Bank, as administrative agent, and the lenders from time to time party thereto. At the time of the repayment, the principal amount outstanding under the Term Loan Agreement was $200.0 million and the Company recorded Debt Extinguishment Costs of $0.9 million. The Company received $6.8 million of cash related to an interest rate swap that was also terminated in connection with the repayment of the Term Loan Agreement (Note 6).

Revolving Credit Facility

On August 15, 2024, the Company repaid in full all outstanding amounts under its unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”). Simultaneously with such repayment, the Company permanently terminated the lenders’ commitments under the Revolving Credit Facility in accordance with the terms thereof. At the time of termination of the lenders’ commitments, there were no revolving loans outstanding under the Revolving Credit Facility. The Company was required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants through the termination date. In conjunction with the termination, the Company recorded $3.9 million in Debt Extinguishment Costs.

Mortgage Facility

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company (collectively, the “Lenders”). In connection with the Mortgage Facility’s closing, the Company terminated the Mortgage Commitment.

In connection with the Mortgage Facility’s closing, certain wholly-owned subsidiaries of the Company (collectively, the “Borrowers”) delivered certain promissory notes (collectively, the “Notes”) evidencing their obligation to pay the principal, interest and other amounts under the Mortgage Facility. The Notes are secured by, among other things, mortgages encumbering the Borrowers’ respective properties (a total of 23 properties at closing) (the “Properties”), and related personal property, leases and rents.

The Mortgage Facility will mature on September 6, 2026, subject to two one-year extensions at the Borrowers’ option (subject to satisfaction of certain conditions). The interest rate applicable to the Notes is equal to 30-day term SOFR (subject to a rate index floor of 3.50%) plus a spread of 2.75% per annum. During the continuance of an event of default, the contract rate of interest on the Notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) 4% above the interest rate then otherwise applicable.

The Mortgage Facility is structured as an interest only loan throughout the initial two-year term and any exercised extension periods. The principal amount outstanding under the Mortgage Facility may be prepaid in whole or in part by the Borrowers at any time without penalty, provided that prepayments made prior to the first anniversary of the closing date in excess of 35% of the initial principal amount of the Mortgage Facility will be subject to Borrowers’ payment of a spread maintenance premium equal to 2.75% per annum based on the number of days remaining prior to the first anniversary of the closing date. So long as no default then exists and subject to other customary release conditions, the Borrowers may cause the Lenders to release Properties from the Mortgage Facility in connection with their sale by paying 115% of the initial loan amount allocated to such Property (plus the spread maintenance premium, if applicable) provided that after giving effect to such release, the debt yield of the remaining Properties is equal to or greater than (i) the debt yield on the Mortgage Facility’s closing date and (ii) the debt yield in effect immediately prior to such release.

All rents received from the Properties will be deposited into lockbox accounts in the name of the Borrowers for the benefit of and controlled by the Lenders. So long as no Trigger Period (as defined below) is continuing, Borrowers shall have control over all funds in such lockbox accounts. During a Trigger Period, substantially all amounts in the lockbox accounts will be remitted to a cash management account controlled by the Lenders on a daily basis and will be used by the Lenders to fund monthly debt service, real estate taxes, insurance, required reserves, other amounts owing to the Lenders and other property-level operating costs, with all remaining amounts to be held by the Lenders as additional collateral for the Mortgage Facility. A “Trigger Period” commences (i) upon the occurrence of any event of default under the Mortgage Facility (and ends upon the cure or waiver of the event of default); (ii) when the debt yield falls below 10.5% (and ends when the debt yield exceeds 10.5% for one calendar quarter); or (iii) upon any bankruptcy action with respect to any Borrower or manager of a Property that has not been discharged within 60 days of filing.

Throughout the term of the Mortgage Facility, the Company is required to maintain (i) a net worth of not less than 15% of the then outstanding principal amount of the loan (but in no event less than $100.0 million) and (ii) minimum liquid assets of not less than 5% of the then outstanding principal amount of the loan (but in no event less than $15.0 million).

As of September 30, 2024, the outstanding principal balance of the Mortgage Facility was $206.9 million and 13 properties continued to serve as collateral for the Mortgage Facility. In conjunction with the release of 10 Properties from the Mortgage Facility in connection with the dispositions occurring subsequent to the closing date, the Company recorded debt extinguishment costs of $10.1 million in the three months ended September 30, 2024.

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

Debt

The following methods and assumptions were used by the Company in estimating fair value disclosures of debt. The fair market value of Senior Notes was determined using a pricing model to approximate the trading price of the Company’s public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value. The Company’s Senior Notes were and all other debt is classified as Level 2 and Level 3, respectively, in the fair value hierarchy. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$—	$—	$1,303,243	$1,278,186
Revolving Credit Facility and Term Loan	—	—	198,856	200,000
Mortgage Indebtedness	300,842	313,079	124,176	127,749
	$300,842	$313,079	$1,626,275	$1,605,935

Items Measured on Fair Value on a Recurring Basis

The Company maintained a swap agreement (included in Other Assets) measured at a fair value on a recurring basis of $11.1 million at December 31, 2023. In August 2024, the swap agreement was terminated. The estimated fair value was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contract, are incorporated in the fair value to account for potential non-performance risk, including the Company’s own non-performance risk and the respective counterparty’s non-performance risk. The valuation techniques used by the Company to determine such fair value fell within Level 2 of the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

The Company may use swaps and caps as part of its interest rate risk management strategy. The swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Prior to the termination and repayment of amounts outstanding under the Term Loan Agreement (Note 5) on August 15, 2024, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converted the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%. In August of 2024, in conjunction with the repayment of the Term Loan Agreement (Note 5), the swap was terminated and re-designated to convert the variable-rate SOFR component of the interest rate applicable to $200.0 million of the loan outstanding under the new Mortgage Facility to a fixed rate of 2.75%. At the time or termination, the Company received a cash payment of $6.8 million and the fair value of the derivative remaining in Accumulated Other Comprehensive Income was $6.4 million. This amount will be subsequently reclassified into interest expense in the period that the hedged forecasted transaction is probable of affecting earnings.

All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $2.2 million.

Derivative – Unsecured Notes

In 2023, the Company entered into swaption agreements with a notional amount aggregating $450.0 million to partially hedge the impact of changes in benchmark interest rates on potential yield maintenance premiums applicable to the redemption of its Senior Notes due in 2027. The swaptions did not qualify for hedge accounting. As a result, these derivative instruments were recorded in the Company’s consolidated balance sheets at fair market value, with changes in value recorded through earnings as of each balance sheet date until exercise or expiration. In August 2024, the swaption agreements were terminated and the Company received a cash payment of $1.3 million. The Company reported a non-cash loss of $0.3 million and $5.5 million, respectively, related to the valuation adjustments associated with these instruments for the three and nine months ended September 30, 2024, which is recorded in Loss on derivative instruments on the Company’s Consolidated Statement of Operations.

7.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

2024
Balance, December 31, 2023	$6,121
Change in cash flow hedges	3,391
Amounts reclassified from accumulated other comprehensive income to interest expense	(3,399)
Balance, September 30, 2024(A)	$6,113

(A) Includes derivative financial instruments entered into by the Company (Note 6) and by an unconsolidated joint venture.

8.
Earnings Per Share

Prior to the commencement of trading on August 19, 2024, the Company effectuated a one-for-four reverse split of its common shares. The share amounts and earnings per share amounts disclosed below have been adjusted to reflect the one-for-four reverse stock split.

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Numerators – Basic and Diluted
Net income	$322,953	$48,642	$537,646	$69,297
Income attributable to non-controlling interests	—	—	—	(18)
Preferred dividends	(2,789)	(2,789)	(8,367)	$(8,367)
Earnings attributable to unvested shares and OP Units	(1,171)	(100)	(2,005)	$(295)
Net income attributable to common shareholders after allocation to participating securities	$318,993	$45,753	$527,274	$60,617
Denominators – Number of Shares
Basic—Average shares outstanding	52,400	52,322	52,381	52,376
Assumed conversion of dilutive securities—PRSUs	153	28	177	60
Diluted—Average shares outstanding	52,553	52,350	52,558	52,436
Earnings Per Share:
Basic	$6.09	$0.87	$10.07	$1.16
Diluted	$6.07	$0.87	$10.03	$1.16

For the three and nine months ended September 30, 2024, Performance Restricted Stock Units (“PRSUs”) issued in March 2024, March 2023 and March 2022 were considered in the computation of diluted EPS. The PRSUs issued in March 2021 were considered in the computation of diluted EPS for both the three and nine months ended September 30, 2023. The PRSUs issued in March 2022 were considered in the computation of diluted EPS for the three months ended September 30, 2023 and were not considered in the computation of diluted EPS for the nine months ended September 30, 2023 because they were antidilutive. PRSUs issued in March 2023 were not considered in the computation of diluted EPS for the three months ended September 30, 2023, because they were antidilutive and were considered in the computation of diluted EPS for the nine months ended September 30, 2023. In March 2024, the Company issued 44,631 common shares in settlement of PRSUs granted in March 2021.

Common Share Dividends

The Company declared cash dividends of $1.04 per common share and $1.56 per common share for the nine-month periods ended September 30, 2024 and 2023, respectively.

9.
Impairment Charges

For the nine months ended September 30, 2024, the Company recorded impairment charges aggregating $66.6 million, based on the difference between the carrying value of the assets and the estimated fair market value. The impairment charges recorded were triggered by a change in the hold period assumptions.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge for the nine months ended September 30, 2024. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2024
Long-lived assets held and used	$—	$—	$138.2	$138.2	$66.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions, except per square foot):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation
Description	September 30, 2024	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$22.2	Indicative Bid	Indicative Bid(A)	N/A
	116.0	Income Capitalization Approach	Market Capitalization Rate	7.0%—7.7%
			Cost per square foot	$44

(A) Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

10.
Subsequent Events

Curbline Spin Off

On October 1, 2024, the Company completed the spin-off of Curbline Properties. At the time of the spin-off, Curbline owned 79 convenience retail properties, consisting of approximately 2.7 million square feet of GLA of convenience retail real estate. In connection with the spin-off, on October 1, 2024, the Company, Curbline and Curbline Properties LP (the “Operating Partnership”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, the Company transferred its portfolio of convenience retail properties, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of the Company as of September 23, 2024, the record date. On the spin-off date, holders of the Company’s common shares received two shares of common stock of Curbline for every one common share of the Company held on the record date.

On October 1, 2024, the Company, Curbline and the Operating Partnership also entered into a Shared Services Agreement (the “Shared Services Agreement”) for certain business services to be provided by the Company to the Operating Partnership and by the Operating Partnership to the Company. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. The Company, Curbline and the Operating Partnership also entered into a tax matters agreement, which governs the rights, responsibilities and obligations of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations. In addition, the Company, Curbline and the Operating Partnership entered into an employee matters agreement, which governs the respective rights, responsibilities and obligations of the parties following the spin-off with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits, and other employment, compensation and benefit-related matters.

Class A Preferred Stock Redemption

The Company provided notice of its intent to redeem all of its outstanding 6.375% Class A Cumulative Redeemable Preferred Shares and the associated depositary shares on October 24, 2024, with payment of the redemption price plus accrued and unpaid dividends of to be made on or after November 26, 2024. The Company expects to record a non-cash charge of approximately $6.1 million to net income attributable to common shareholders in the fourth quarter of 2024, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid in capital upon original issuance.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping, developing and managing shopping centers. As of September 30, 2024, the Company’s portfolio consisted of 112 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures). At September 30, 2024, the Company owned approximately 11.5 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture).

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$320,164	$45,853	$529,279	$60,912
FFO attributable to common shareholders	$(13,495)	$67,845	$78,614	$187,263
Operating FFO attributable to common shareholders	$42,753	$69,869	$158,438	$193,893
Earnings per share – Diluted	$6.07	$0.87	$10.03	$1.16

For the nine months ended September 30, 2024, the increase in net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of the gains from dispositions of real estate recognized in 2024 and an increase in interest income, partially offset by the impact of net property dispositions, the write-off of fees related to the Mortgage Commitment (defined below), debt extinguishment costs, Curbline (defined below) spin-off transaction costs and impairment charges.

Curbline Spin-Off

In October 2023, the Company announced a plan to spin off a portfolio of convenience retail assets into a separate, publicly traded company to be named Curbline Properties Corp. (“Curbline” or “Curbline Properties”) in recognition of the distinct characteristics and opportunities within the Company’s unanchored and grocery, lifestyle and power center portfolios. Convenience properties are generally positioned on the curbline of well-trafficked intersections, and major vehicular corridors, offering enhanced access and visibility along with dedicated parking and often include drive-thru units. The properties generally consist of a homogeneous row of primarily small-shop units leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population.

As of September 30, 2024, the Curbline portfolio consisted of 79 wholly-owned convenience retail assets consisting of approximately 2.7 million square feet of GLA. The separation of Curbline was completed on October 1, 2024.

On October 1, 2024, the Company, Curbline and Curbline Properties LP (the “Operating Partnership”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), which provided for the principal transactions necessary to consummate the spin-off, including the allocation among the Company, Curbline and the Operating Partnership of the Company’s assets, liabilities and obligations attributable to periods both prior to and following the spin-off. In particular, the Separation and Distribution Agreement provided, among other things, that certain assets relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including equity interests of certain Company subsidiaries that held assets and liabilities related to Curbline, interests in real property, certain tangible personal property, cash and cash equivalents held in Curbline accounts (including the transfer to Curbline of unrestricted cash of $800.0 million upon consummation of the spin-off) and other assets primarily used or held primarily for use in Curbline’s business. The Separation and Distribution Agreement also provided that certain liabilities relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including liabilities relating to or arising out of the operation of Curbline’s business after the effective time of the spin-off and liabilities expressly allocated to Curbline or one of its subsidiaries by the Separation and Distribution Agreement or certain other agreements entered into in connection with the spin-off.

Additionally, the Separation and Distribution Agreement contains provisions that obligate the Company to complete certain redevelopment projects at properties that are owned by Curbline. As of September 30, 2024, these redevelopment projects were estimated to cost $33.7 million to complete.

On October 1, 2024, the Company, Curbline and the Operating Partnership also entered into a Shared Services Agreement (the “Shared Services Agreement”), which provides that, subject to the supervision of the Company’s Board of Directors and executives, the Operating Partnership or its affiliates will provide the Company (i) leadership and management services that are of a nature customarily performed by leadership and management overseeing the business and operation of a REIT similarly situated to the Company, including supervising various business functions of the Company necessary for the day-to-day management operations of the Company and its affiliates and (ii) transaction services that are of a nature customarily performed by a dedicated transactions team within an organization similarly situated to the Company, including the provision of personnel at both the leadership and operational levels necessary to ensure effective and efficient preparation, negotiation, execution and implementation of real estate transactions, as well as overseeing post-transaction activities and alignment with the Company’s strategic objectives. It is expected that the Operating Partnership or its affiliates will provide the Company with a Chief Executive Officer and Chief Investment Officer but that the Company will employ its own Chief Financial Officer, Chief Accounting Officer and General Counsel.

The Shared Services Agreement also requires the Company to provide the Operating Partnership and its affiliates the services of its employees and the use or benefit of the Company’s assets, offices and other resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership and its affiliates in a manner as would be established and operated for a REIT similarly situated to Curbline.

The Operating Partnership will have the authority to supervise the employees of the Company and its affiliates and direct and control the day-to-day activities of such employees while such employees are providing services to the Operating Partnership or its affiliates under the Shared Services Agreement.

The Operating Partnership will pay the Company a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments each month in arrears no later than the tenth calendar day of each month based upon Curbline’s Gross Revenue for the prior month. There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on its second anniversary).

The Company, Curbline and the Operating Partnership also entered into a tax matters agreement, which governs the rights, responsibilities and obligations of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations. In addition, the Company, Curbline and the Operating Partnership entered into an employee matters agreement, which governs the respective rights, responsibilities, and obligations of the parties following the spin-off with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits, and other employment, compensation, and benefit-related matters.

SITE Centers Strategy

From July 1, 2023 to September 30, 2024, the Company generated approximately $3.1 billion of gross proceeds from sales of properties for the purpose of acquiring additional convenience properties, capitalizing Curbline and, together with proceeds from the closing and funding of the Mortgage Facility (defined below), redeeming and/or repaying all of the Company’s outstanding unsecured indebtedness. As of October 1, 2024, the Company had completed the sale of substantially all of the properties that had been in its active disposition pipeline prior to the spin-off of Curbline. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating whether and when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. The Company expects to use proceeds from any additional asset sales to repay outstanding indebtedness and make distributions to shareholders.

The Company expects that rental income and net income will decrease in future periods as a result of the spin-off of Curbline and the significant volume of dispositions completed in recent quarters. The Company expects that its future dividend policy will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to restrictions set forth in the terms of the Company’s indebtedness and management of liquidity and overall leverage levels in connection with ongoing operations.

Company Activity

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease up of the portfolio, rent commencement with respect to recently executed leases and the adaptation of existing site plans and square footage to generate higher blended rental rates and operating cash flows.

Transactional and investment highlights for the Company through October 25, 2024, in addition to the Curbline spin-off, include the following:

•
Acquired 13 convenience centers and a fee interest in a land parcel in Arizona, California, Colorado, Florida, Georgia, Illinois, Ohio, Tennessee and Texas for an aggregate purchase price of $193.6 million, as well as the joint venture partner’s 80% interest in a property in North Carolina (Meadowmont Village) for $35.4 million;
•
Sold 40 wholly-owned shopping centers (excluding certain retained convenience parcels), a parcel at a shopping center and two joint venture assets for an aggregate sales price of $2,325.9 million ($2,261.3 million at the Company’s share);
•
Effected a reverse stock split of its common shares at a ratio of one-for-four;
•
Closed and funded a $530.0 million Mortgage Facility which had an outstanding principal balance of $206.9 million as of September 30, 2024;
•
Repaid in full the $200.0 million Term Loan (defined below) and terminated the Revolving Credit Facility (defined below) and recorded associated debt extinguishment costs of $0.9 million and $3.9 million, respectively;
•
Repurchased $88.3 million aggregate principal amount of outstanding senior notes due in 2025, 2026 and 2027 (the “Senior Notes”) for total cash consideration including expenses of $87.1 million and recorded a gain on debt retirement of $1.0 million;
•
Redeemed all of its remaining outstanding Senior Notes for total cash consideration including expenses of $1,223.0 million and recorded debt extinguishment costs of $6.7 million;
•
Repaid two wholly-owned mortgages due in 2025 for $25.5 million in aggregate and a joint venture mortgage loan for DDRM Properties Joint Venture due in 2024 for $40.9 million ($8.2 million at the Company’s share) and
•
Provided notice of its intent to redeem all of its outstanding 6.375% Class A Cumulative Redeemable Preferred Shares and the associated depositary shares. In connection with the redemption, the Company expects to record a non-cash charge of approximately $6.1 million to net income attributable to common shareholders in the fourth quarter of 2024.

Operational Accomplishments

The Company believes its recent strong leasing results are attributable to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations and the concentration of the Company’s portfolio in primarily suburban, high household income communities which have witnessed significant population growth, changes in remote work and work-from-home trends, and limited new construction of competing retail properties.

Operational highlights for the Company through September 30, 2024, include the following:

•
Total portfolio average annualized base rent per square foot increased to $24.83 at September 30, 2024, as compared to $20.35 at December 31, 2023 and $20.20 at September 30, 2023, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 91.1% at September 30, 2024, as compared to 92.0% at December 31, 2023 and 92.2% at September 30, 2023, all on a pro rata basis and
•
Leased approximately 2.3 million square feet of GLA, including 55 new leases and 208 renewals for a total of 263 leases. As of September 30, 2024, the Company has addressed substantially all of its remaining 2024 lease expirations.

The comparability of year-over-year and period-over-period operating metrics have been increasingly impacted by the level and composition of the Company’s disposition activities.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2023, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Rental income(A)	$89,017	$142,498	$(53,481)
Fee and other income(B)	1,746	2,261	(515)
Total revenues	$90,763	$144,759	$(53,996)

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Rental income(A)	$322,089	$414,324	$(92,235)
Fee and other income(B)	6,436	7,285	(849)
Total revenues	$328,525	$421,609	$(93,084)
(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended September 30,
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income	$65,293	$106,827	$(41,534)
Recoveries from tenants	22,134	34,753	(12,619)
Uncollectible revenue	95	(811)	906
Lease termination fees, ancillary and other rental income	1,495	1,729	(234)
Total contractual lease payments	$89,017	$142,498	$(53,481)

	Nine Months
	Ended September 30,
Contractual Lease Payments	2024	2023	$ Change
Base and percentage rental income(1)	$233,249	$305,578	$(72,329)
Recoveries from tenants(2)	80,366	104,570	(24,204)
Uncollectible revenue	81	(1,126)	1,207
Lease termination fees, ancillary and other rental income	8,393	5,302	3,091
Total contractual lease payments	$322,089	$414,324	$(92,235)
(1)
The changes in base and percentage rental income for the nine months ended September 30, 2024, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$8.9
Comparable Portfolio Properties	3.5
Disposition of shopping centers	(86.2)
Straight-line rents	1.5
Total	$(72.3)

At September 30, 2024 and 2023, the Company owned 101 and 106 wholly-owned properties, respectively, with an aggregate occupancy rate of 91.2% and 92.3%, respectively, and average annualized base rent per occupied square foot of $25.58 and $20.29, respectively.

(2)
Recoveries from tenants were approximately 79.5% and 82.0% of operating expenses and real estate taxes for the nine months ended September 30, 2024 and 2023, respectively. The decrease in recoveries from tenants is attributable to property dispositions that occurred in 2024.

(B)
Fee and Other Income was primarily earned from the Company’s unconsolidated joint ventures. Changes in the number of assets under management will impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture management arrangements with the Company in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Operating and maintenance	$16,185	$20,986	$(4,801)
Real estate taxes	12,170	20,543	(8,373)
General and administrative	15,111	11,259	3,852
Depreciation and amortization	34,251	52,821	(18,570)
	$77,717	$105,609	$(27,892)

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Operating and maintenance(A)	$55,980	$66,628	$(10,648)
Real estate taxes(A)	45,056	60,875	(15,819)
Impairment charges(B)	66,600	—	66,600
General and administrative(C)	38,896	35,935	2,961
Depreciation and amortization(A)	117,840	165,535	(47,695)
	$324,372	$328,973	$(4,601)
(A)
The changes for the nine months ended September 30, 2024, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$1.6	$1.2	$6.6
Comparable Portfolio Properties	0.9	—	(1.2)
Disposition of shopping centers	(13.1)	(17.0)	(53.1)
	$(10.6)	$(15.8)	$(47.7)

(B)
The Company recorded impairment charges triggered by a change in the hold period assumptions. Impairment charges are presented in Note 9, “Impairment Charges”, to the Company’s consolidated financial statements included herein.

(C)
General and administrative expenses for the nine months ended September 30, 2024 and 2023, were approximately 10.0% and 7.3% of total revenues (excluding uncollectible revenue), respectively, including total revenues of unconsolidated joint ventures for the comparable periods. In May 2023, the Company initiated a restructuring plan that included a voluntary retirement offer and recorded a charge to general and administrative costs of $4.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the Company recorded separation and other charges of $1.3 million.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Interest expense	$(16,706)	$(21,147)	$4,441
Interest income	13,997	—	13,997
Debt extinguishment costs	(32,559)	—	(32,559)
Loss on derivative instruments	754	—	754
Transaction costs and other expense	(23,847)	(690)	(23,157)
	$(58,361)	$(21,837)	$(36,524)

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Interest expense(A)	$(54,045)	$(61,991)	$7,946
Interest income(B)	29,841	—	29,841
Debt extinguishment costs(C)	(43,004)	—	(43,004)
Gain on debt retirement(D)	1,037	—	1,037
Loss on derivative instruments(E)	(4,412)	—	(4,412)
Transaction costs and other expense(F)	(31,436)	(2,011)	(29,425)
	$(102,019)	$(64,002)	$(38,017)
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Nine Months
	Ended September 30,
	2024	2023
Weighted-average debt outstanding (in billions)	$1.3	$1.8
Weighted-average interest rate	5.2%	4.4%

In the third quarter of 2024, the Company simplified its debt structure. As of September 30, 2024, the Company had only two mortgages outstanding (the Mortgage Facility and a mortgage loan encumbering Nassau Park Pavilion) with a weighted average interest rate (based on contractual rates and excluding fair market value adjustments and debt issuance costs) of 7.5% at September 30, 2024. At September 30, 2024, the weighted-average term (without extensions) was 2.6 years. At September 30, 2023, the weighted average interest rate (based on contractual rates and excluding fair market value adjustments and debt issuance costs) was 4.3%.

(B)
Income earned related to excess cash as a result of sale proceeds maintained in money market accounts.
(C)
Related primarily to write off of loan costs and commitment fees and payment of debt extinguishment costs due to the termination of the Mortgage Commitment ($21.2 million), the Revolving Credit Facility ($3.9 million), redemption of the Senior Notes ($6.7 million), pay-off of the Term Loan ($0.9 million) and the release of properties from the Mortgage Facility ($10.1 million).
(D)
Related to the repurchase of a portion of the Senior Notes for total cash consideration, including expenses, of $87.1 million and the write-off of a fair value discount.
(E)
Derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on the Senior Notes. The hedge was terminated in conjunction with the redemption of the Senior Notes and the Company received a cash payment of $1.3 million during the three months ended September 30, 2024.
(F)
In 2024, primarily consists of $30.3 million of transaction costs relating to the spin-off of Curbline.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Equity in net income of joint ventures	$328	$518	$(190)
Gain on disposition of real estate, net	368,139	31,047	337,092
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(199)	(236)	37

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Equity in net income of joint ventures(A)	$406	$6,495	$(6,089)
Gain on sale and change in control of interest(B)	2,669	3,749	(1,080)
Gain on disposition of real estate, net(C)	633,169	31,230	601,939
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(732)	(811)	79
Income attributable to non-controlling interests, net	—	(18)	18
(A)
The reduction of income is the result of gains recognized in 2023 from joint venture assets sales. During the nine months ended September 30, 2023, the DDRM Properties Joint Venture sold five shopping centers for an aggregate sales price of $112.2 million ($22.4 million at the Company’s share). During the nine months ended September 30, 2024, the DDRM Properties Joint Venture sold one shopping center for $36.5 million ($7.3 million at the Company’s share) in addition to selling its remaining asset to the Company for $44.2 million ($35.4 million at the Company’s share), for which the Company recorded a Gain on sale and change in control of interest. At September 30, 2024 and 2023, the Company had an economic investment in unconsolidated joint ventures which owned 11 and 13 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods and the amount of sale proceeds allocated to the Company may vary based on joint venture return calculations and promoted structures.
(B)
In May 2024, the Company acquired its partner’s 80% interest in one asset previously owned by the DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $35.4 million and stepped up its 20% interest due to change in control. In 2023, the Company recorded a gain related to additional proceeds received related to an unconsolidated joint venture that sold its sole asset, a parcel of undeveloped land in Richmond Hill, Ontario, which was considered contingent at the time of the sale.
(C)
The Company sold 40 wholly-owned shopping centers (excluding certain retained convenience parcels) and one parcel at a wholly-owned shopping center in 2024. See “— Sources and Uses of Capital” included elsewhere herein.

Net Income (in thousands)

	Three Months
	Ended September 30,
	2024	2023	$ Change
Net income attributable to SITE Centers	$322,953	$48,642	$274,311

	Nine Months
	Ended September 30,
	2024	2023	$ Change
Net income attributable to SITE Centers	$537,646	$69,279	$468,367

The increase in net income attributable to SITE Centers, as compared to the prior-year period, was primarily the result of the gains from dispositions and higher interest income, partially offset by the impact of net property dispositions, debt extinguishment costs (including the write-off of fees related to the Mortgage Commitment), Curbline Properties spin-off transaction costs and impairment charges.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, (iv) gains and losses from changes in control and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income from joint ventures and equity income from non-controlling interests and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and non-controlling interests, determined on a consistent basis. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2024	2023	$ Change
FFO attributable to common shareholders	$(13,495)	$67,845	$(81,340)
Operating FFO attributable to common shareholders	42,753	69,869	(27,116)

	Nine Months
	Ended September 30,
	2024	2023	$ Change
FFO attributable to common shareholders	$78,614	$187,263	$(108,649)
Operating FFO attributable to common shareholders	158,438	193,893	(35,455)

The decrease in FFO for the nine months ended September 30, 2024, as compared to the prior-year period, was primarily attributable to the impact from net property dispositions, transaction costs related to the Curbline Properties spin-off and debt extinguishment costs, partially offset by increased interest income. The decrease in Operating FFO for the nine months ended September 30, 2024, as compared to the prior-year period, was primarily attributable to the impact from net property dispositions, partially offset by increased interest income.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$320,164	$45,853	$529,279	$60,912
Depreciation and amortization of real estate investments	33,253	51,412	114,276	161,480
Equity in net income of joint ventures	(328)	(518)	(406)	(6,495)
Joint ventures' FFO(A)	1,555	2,145	4,703	6,327
Non-controlling interests (OP Units)	—	—	—	18
Impairment of real estate	—	—	66,600	—
Gain on sale and change in control of interests	—	—	(2,669)	(3,749)
Gain on disposition of real estate, net	(368,139)	(31,047)	(633,169)	(31,230)
FFO attributable to common shareholders	(13,495)	67,845	78,614	187,263
Gain on debt retirement	—	—	(1,037)	—
Transaction, debt extinguishment and other (at SITE Centers' share)(B)	55,653	679	79,041	2,186
Separation and other charges	595	1,345	1,820	4,444
Non-operating items, net	56,248	2,024	79,824	6,630
Operating FFO attributable to common shareholders	$42,753	$69,869	$158,438	$193,893

(A) At September 30, 2024 and 2023, the Company had an economic investment in unconsolidated joint ventures which owned 11 and 13 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net income attributable to unconsolidated joint ventures	$985	$1,545	$7,164	$22,172
Depreciation and amortization of real estate investments	6,383	7,806	20,313	25,149
Gain on disposition of real estate, net	(1,968)	(973)	(10,365)	(21,151)
FFO	$5,400	$8,378	$17,112	$26,170
FFO at SITE Centers' ownership interests	$1,555	$2,145	$4,703	$6,327
Operating FFO at SITE Centers' ownership interests	$1,555	$2,227	$4,892	$6,707

(B) For the three and nine months ended September 30, 2024, includes $32.6 million and $43.0 million, respectively, of debt extinguishment costs and $23.2 million and $30.3 million, respectively of transaction costs relating to the spin-off of Curbline.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses and capital expenditures. The Company’s primary capital sources include cash flow from operations, debt financings and proceeds from asset sales. The Company remains committed to monitoring the duration of its indebtedness, to maintaining prudent leverage levels in an effort to manage its overall risk profile while maintaining strategic flexibility and to closely monitoring liquidity and its cash position following the termination of its Revolving Credit Facility in August 2024.

The Company’s consolidated and unconsolidated debt obligations generally require monthly payments of principal and/or interest over the term of the obligation. While the Company currently believes it has several options to obtain capital and fund its business, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any new debt financings may also entail higher rates of interest than the indebtedness being refinanced, which could have an adverse effect on the Company’s operations. See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company expects that redevelopment activities and capital expenditures will generally be financed through cash provided from operating activities and asset sales. Total consolidated debt outstanding was $0.3 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, the Company had an unrestricted cash balance of $1,063.1 million of which $800.0 million was used to capitalize Curbline Properties, approximately $21.0 million is expected to be used in the fourth quarter to pay outstanding transaction expenses relating to the spin-off of Curbline and approximately $176.3 million is expected to be used in November to redeem all of the Company’s outstanding preferred shares and associated depositary shares. The Company has addressed all of its consolidated debt maturing in 2024. As of September 30, 2024, the Company anticipates that it has approximately $33.7 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement. The Company believes it has sufficient liquidity to operate its business at this time.

Termination of Revolving Credit Facility and Term Loan

On August 15, 2024, the Company terminated all of the lenders’ commitments under its unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”) and paid all related fees and expenses then outstanding. At the time of termination of the lenders’ commitments, there were no loans outstanding under the Revolving Credit Facility.

On August 15, 2024, the Company also repaid in full all outstanding amounts under its unsecured term loan with a syndicate of financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Term Loan”). At the time of the repayment, the principal amount of the Term Loan was approximately $200.0 million.

Repayment of Other Senior Unsecured Indebtedness

On August 21, 2024, the Company redeemed the entire outstanding principal amount of its 4.700% Notes due 2027 ($448.3 million). On August 23, 2024, the Company redeemed the entire outstanding principal amount of its 3.625% Notes due 2025 ($400.4 million) and 4.250% Notes due 2026 ($370.1 million).

Mortgage Facility

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company (collectively, the “Lenders”). The Company used proceeds from the closing together with cash on hand from asset sales to repay its outstanding senior unsecured indebtedness as described above and to capitalize Curbline.

In connection with the Mortgage Facility’s closing, certain wholly-owned subsidiaries of the Company (collectively, the “Borrowers”) delivered certain promissory notes (collectively, the “Notes”) evidencing their obligation to pay principal, interest and other amounts under the Mortgage Facility. The Notes are secured by, among other things, mortgages encumbering the Borrowers’ respective properties (a total of 23 properties at closing) (the “Properties”) and related personal property, leases and rents.

The Mortgage Facility will mature on September 6, 2026 subject to two one-year extensions at the Borrowers’ option (subject to satisfaction of certain conditions). The interest rate applicable to the Notes is equal to 30-day term SOFR (subject to a rate index floor of 3.50%) plus a spread of 2.75% per annum. The Borrowers are required to maintain an interest rate cap with respect to the principal amount of the Notes having a 30-day term SOFR strike rate equal to 6.25%. During the continuance of an event of default, the contract rate of interest on the Notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) 4% above the interest rate then otherwise applicable.

The Mortgage Facility is structured as an interest only loan throughout the initial two-year term and any exercised extension periods. The principal amount outstanding under the Mortgage Facility may be prepaid (in whole or in part) by the Borrowers at any time without penalty, provided that prepayments made prior to the first anniversary of the closing date in excess of 35% of the initial principal amount of the Mortgage Facility will be subject to the Borrowers’ payment of a spread maintenance premium equal to 2.75% per annum based on the number of days remaining prior to the first anniversary of the closing date. So long as no event of default then exists and subject to other customary release conditions, the Borrowers may cause the Lenders to release Properties from the Mortgage Facility in connection with their sale by paying 115% of the initial loan amount allocated to such Property (plus the spread maintenance premium, if applicable) provided that after giving effect to such release the debt yield of the remaining Properties is equal to or greater than (i) the debt yield on the Mortgage Facility’s closing date and (ii) the debt yield in effect immediately prior to such release.

All Property rents will be deposited into lockbox accounts in the name of the Borrowers for the benefit of and controlled by the Lenders. So long as no Trigger Period (as defined below) is continuing, Borrowers shall have control over all funds in such lockbox accounts. During a Trigger Period, substantially all amounts in the lockbox accounts will be remitted to a cash management account controlled by the Lenders on a daily basis and will be used by the Lenders to fund monthly debt service, real estate taxes, insurance, required reserves, other amounts owing to the Lenders and other property-level operating costs, with all remaining amounts to be held by the Lenders as additional collateral for the Mortgage Facility. A “Trigger Period” commences (i) upon the occurrence of any event of default under the Mortgage Facility (and ends upon the cure or waiver of the event of default); (ii) when the debt yield falls below 10.5% (and ends when the debt yield exceeds 10.5% for one calendar quarter); or (iii) upon any bankruptcy action with respect to any Borrower or manager of a Property that has not been discharged within 60 days of filing.

Throughout the term of the Mortgage Facility, the Company is required to maintain (i) a net worth of not less than 15% of the then outstanding principal amount of the loan (but in no event less than $100.0 million) and (ii) minimum liquid assets of not less than 5% of the then outstanding principal amount of the loan (but in no event less than $15.0 million).

The Company is required to comply with certain other covenants under the Mortgage Facility. The Company was in compliance with these covenants at September 30, 2024.

As of September 30, 2024, the Mortgage Facility had an outstanding principal balance of $206.9 million and was secured by 13 Properties.

Termination of Mortgage Commitment

In connection with the Mortgage Facility’s closing, the Company terminated the commitment (the “Mortgage Commitment”) that it had obtained from the Lenders in October 2023 to provide a $1.1 billion financing secured by 40 of the Company’s properties.

Consolidated Indebtedness – as of September 30, 2024

In addition to amounts outstanding under the Mortgage Facility, the Company had outstanding consolidated indebtedness at September 30, 2024 of $100.0 million, which consisted of a mortgage loan encumbering one property (Nassau Park Pavilion, Princeton, New Jersey), maturing in November 2028.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of September 30, 2024

The outstanding indebtedness of the Company’s unconsolidated joint ventures at September 30, 2024, which matures in the subsequent 13-month period (i.e., through October 2025), consists of $61.4 million ($30.6 million at SITE Centers’ share) for RVIP IIIB, which is expected to be extended in accordance with the loan documents.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any future deterioration in property-level revenues may cause the Company or one or more of its joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates or challenged transaction markets may adversely impact the ability of the Company or its joint ventures to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2024	2023
Cash flow provided by operating activities	$143,199	$192,049
Cash flow provided by (used for) investing activities	1,849,963	(57,512)
Cash flow used for financing activities	(1,478,067)	(92,490)

Changes in cash flow for the nine months ended September 30, 2024, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $48.9 million primarily due to lower rental income as a result of disposition activity partially offset by an increase in interest income.

Investing Activities: Cash provided by investing activities increased $1.9 billion primarily due to the following:

•
Increase in real estate assets acquired, developed and improved of $101.1 million;
•
Increase in proceeds from disposition of real estate and joint ventures of $2.0 billion and
•
Decrease in distributions from unconsolidated joint venture of $8.1 million.

Financing Activities: Cash used for financing activities increased $1.4 billion primarily due to the following:

•
Increase in repayment of Senior Notes of $1.2 billion;
•
Proceeds from draws on the Revolving Credit Facility in 2023 of $135.0 million;
•
Increase in dividends paid in 2024 of $33.5 million due to a special dividend paid in January 2024;
•
Proceeds from the termination of derivative contracts of $8.1 million;
•
Payment of debt extinguishment costs of $8.1 million in 2024;
•
Increase in debt issuance costs, commitment fees and Curbline loan costs of $24.6 million and
•
Repurchases of common shares in 2023 of $26.6 million.

Dividend Distribution

The Company declared common and preferred cash dividends of $63.1 million and $90.3 million for the nine months ended September 30, 2024 and 2023, respectively. In order to maximize the capitalization of Curbline and preserve funds for operations, the Company did not declare a dividend on its common shares with respect to the third quarter of 2024.

The Company intends to distribute at least 100% of ordinary taxable income in the form of common and preferred dividends (including the distribution of Curbline common shares) with respect to the year ending December 31, 2024 in order to maintain compliance with REIT requirements and in order to not incur federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities).

The Board of Directors of the Company intends to monitor the Company’s dividend policy in order to maintain sufficient liquidity for operations and in order to maximize the Company’s free cash flow while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to its taxable REIT subsidiary activities). The Company’s future dividend policy may also be influenced by disposition activity, though the Company’s ability to distribute sale proceeds to shareholders will be subject to restrictions set forth in the terms of the Company’s indebtedness and prudent management of liquidity levels in connection with ongoing operations.

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100.0 million of its common shares. Through September 30, 2024, the Company had repurchased under this program 0.5 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

In May 2024, the Company terminated its $250.0 million “at the market” continuous equity program.

Prior to the commencement of trading on August 19, 2024, in anticipation of the Curbline spin-off transaction, the Company effected a reverse stock split of its common shares, at a ratio of one-for-four.

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

Curbline Separation

On October 1, 2024, the Company completed the spin-off of Curbline. For additional information on the Curbline spin-off, see the “Executive Summary—Curbline Spin-Off” section of this MD&A.

Prior to the spin-off of Curbline, the Company used proceeds from the closing and funding of the Mortgage Facility and assets sales to redeem and/or repay all of the Company’s outstanding unsecured indebtedness. As of October 1, 2024, the Company had completed the sale of substantially all of the properties that had been in its active disposition pipeline prior to the spin-off of Curbline. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating whether and when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. The Company expects to use proceeds from any additional asset sales to repay outstanding indebtedness (including the Mortgage Facility) and make distributions to shareholders. Following the termination of the Company’s Revolving Credit Facility in August 2024, the Company also plans to conservatively manage its cash position in order to ensure adequate resources to fund ongoing operations.

Acquisitions

Through September 30, 2024, the Company acquired the following convenience centers and land (in thousands) all of which were included in the Curbline Properties spin-off (other than certain portions of Meadowmont Village):

Date Acquired	Property Name	City, State	Total Owned GLA	Gross Purchase Price
February 2024	Grove at Harper's Preserve	Conroe, Texas	22	$10,650
March 2024	Shops at Gilbert Crossroads	Gilbert, Arizona	15	8,460
April 2024	Collection at Brandon Boulevard-Ground Lease(A)	Tampa, Florida	—	1,000
May 2024	Wilmette Center	Wilmette, Illinois	9	2,850
May 2024	Sunrise Plaza	Vero Beach, Florida	17	5,500
May 2024	Meadowmont Village(B)	Chapel Hill, North Carolina	199	44,250
June 2024	Red Mountain Corner	Phoenix, Arizona	6	2,100
June 2024	Roswell Market Center	Roswell, Georgia	82	17,750
July 2024	Crocker Commons	Westlake, Ohio	29	18,500
July 2024	Maple Corner	Henderson, Tennessee	20	8,250
August 2024	Village Plaza	Houston, Texas	42	31,000
August 2024	Brookhaven Station	Atlanta, Georgia	45	30,200
September 2024	Loma Alta Station	Oceanside, California	35	12,350
September 2024	Nine Mile Corner	Erie, Colorado	18	10,880
September 2024	Crossroads Marketplace	Chino Hills, California	77	34,150
			616	$237,890
(A)
Acquired the fee interest in a land parcel at this center.
(B)
Acquired from the DDRM Properties Joint Venture. Meadowmont Village, consisting of 62,116 square feet of GLA was included in the spin-off of Curbline.

In addition, in February 2024, the DDRM Properties Joint Venture acquired two outparcels at its Meadowmont Village property for a purchase price of $8.1 million ($1.6 million at the Company’s share).

Dispositions

Through October 25, 2024, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
January 2024	The Marketplace at Highland Village	Highland Village, Texas	207	$42,100
January 2024	Casselberry Commons(A)	Casselberry, Florida	237	40,300
March 2024	Chapel Hills East	Colorado Springs, Colorado	225	37,000
April 2024	Cool Springs Pointe	Brentwood, Tennessee	198	34,550
April 2024	Market Square(B)	Douglasville, Georgia	117	15,600
June 2024	Johns Creek Towne Center	Suwanee, Georgia	303	58,850
June 2024	Six property portfolio(C)		2,368	495,000
June 2024	Carillon Place(D)	Naples, Florida	250	54,700
June 2024	The Hub	Hempstead, New York	249	41,000
June 2024	Cumming Marketplace (Lowe's parcel)	Cumming, Georgia	135	17,200
June 2024	Belgate Shopping Center	Charlotte, North Carolina	269	47,250
July 2024	Two property portfolio(E)	Cumming, Georgia	406	67,530
July 2024	Midway Plaza (F)	Tamarac, Florida	218	36,425
July 2024	Bandera Pointe(G)	San Antonio, Texas	438	58,325
July 2024	Lee Vista Promenade	Orlando, Florida	314	68,500
August 2024	Three property portfolio(H)		894	137,500
August 2024	Guilford Commons	Guilford, Connecticut	129	26,500
August 2024	Woodfield Village Green	Schaumburg, Illinois	390	93,200
August 2024	Falcon Ridge Town Center (I)	Fontana, California	250	64,700
August 2024	Centennial Promenade	Centennial, Colorado	443	98,100
September 2024	White Oak Village(J)	Richmond, Virginia	398	63,503
September 2024	Springfield Center	Springfield, Virginia	177	49,100
September 2024	Hamilton Marketplace(K)	Hamilton, New Jersey	485	116,500
September 2024	Whole Foods at Bay Place	Oakland, California	57	44,400
September 2024	The Shops at Midtown Miami(L)	Miami, Florida	348	83,750
September 2024	Ridge at Creekside(M)	Roseville, California	186	39,750
September 2024	Echelon Village Plaza(N)	Voorhees, New Jersey	85	8,500
September 2024	Three property portfolio(O)		960	180,500
September 2024	University Hills(P)	Denver, Colorado	210	56,500
September 2024	Village Square at Golf	Boynton Beach, Florida	135	31,101
September 2024	Collection at Brandon Boulevard	Brandon, Florida	222	37,200
			11,303	$2,245,134
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
(F)
Excludes 10,002 square feet of convenience retail GLA retained by the Company (Shops at Midway).
(G)
Excludes 3,000 square feet of convenience retail GLA retained by the Company (Bandera Corner).
(H)
Sold Carolina Pavilion (Charlotte, North Carolina), Millenia Crossing (Orlando, Florida) and Lake Brandon Village (Brandon, Florida). Excludes 9,652 square feet of convenience GLA retained by the Company at Carolina Pavilion (Carolina Station) and 11,964 square feet of convenience GLA retained by the Company at Lake Brandon Village (Shops at Lake Brandon).
(I)
Excludes 27,158 square feet of convenience retail GLA retained by the Company (Shops on Summit).
(J)
Excludes 34,150 square feet of convenience retail GLA retained by the Company (White Oak Plaza).
(K)
Excludes 61,623 square feet of convenience retail GLA retained by the Company (Shops at Hamilton).
(L)
Excludes 118,976 square feet of convenience retail GLA retained by the Company (Collection at Midtown Miami).

(M)
Excludes 56,867 square feet of convenience retail GLA retained by the Company (Creekside Shops).
(N)
Excludes 4,117 square feet of convenience retail GLA retained by the Company (Shops at Echelon Village).
(O)
Sold Village at Stone Oak (San Antonio, Texas), Fairfax Town Center (Fairfax, Virginia) and Presidential Commons Snellville, Georgia). Excludes 9,618 square feet of convenience GLA retained by the Company at Presidential Commons (Presidential Plaza).
(P)
Excludes 25,820 square feet of convenience retail GLA retained by the Company (Shops at University Hills).

Convenience retail GLA retained by the Company in connection with these dispositions was subsequently included in the Curbline Properties portfolio spun off from the Company on October 1, 2024.

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

Redevelopment Pipeline

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes projects to expand, improve and re-tenant various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At September 30, 2024, the Company had approximately $6 million in construction in progress in various active consolidated redevelopments and other projects. At September 30, 2024, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $33.7 million.

CAPITALIZATION

At September 30, 2024, the Company’s capitalization consisted of $306.9 million of debt, $175.0 million of preferred shares and $3.2 billion of market equity (calculated as the common shares outstanding multiplied by $60.50, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2024, the last trading day of September 2024).

In July 2024, the Company announced a one-for-four reverse stock split of its common shares. Split-adjusted trading began on the New York Stock Exchange at the opening of trading on August 19, 2024.

On October 24, 2024, the Company announced that it intends to redeem all $175.0 million aggregate liquidation preference of its 6.375% Class A Cumulative Redeemable Preferred Shares (the “Class A Preferred Share”) at a redemption price of $500 per Class A Preferred Share (or $25.00 per depository share) plus accrued and unpaid dividends of $3.6302 per Class A Preferred Share (or $0.1815 per depositary share) on November 26, 2024.

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities. Accordingly, the Company may seek to obtain funds through additional debt or asset sales. In connection with the spin-off of Curbline, the Company used proceeds from the Mortgage Facility closing together with proceeds from asset sales to repay all of the Company’s outstanding unsecured indebtedness and therefore no longer maintains a revolving line of credit or an investment grade rating. The Company may not be able to obtain financing on favorable terms, or at all.

The Mortgage Facility contains certain operating and financial covenants, including, net worth and liquidity requirements, and includes provisions that could restrict the Company’s access and use of rent collections from mortgaged properties in the event the debt yield falls below a certain threshold or an event of default occurs. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. In addition, the Mortgage Facility permits the acceleration of maturity and foreclosure in the event of breaches of affirmative or negative covenants. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has addressed all of its consolidated debt maturing in 2024. The Company expects to fund repayment of future maturities from cash on hand, proceeds from asset sales and other investments, cash flow from operations and/or additional debt financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $1.1 million for its consolidated properties at September 30, 2024, which includes the assets in the Company’s redevelopment pipeline. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows or asset sales. These contracts typically can be changed or terminated without penalty.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of September 30, 2024, such redevelopment projects were estimated to cost $33.7 million to complete.

In connection with the sale of two properties in 2024 and two properties in 2023, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, all of which were recorded as a liability. As of September 30, 2024, the Company had a liability of approximately $12.3 million. The amount is recorded in accounts payable and other liabilities on the Company’s consolidated balance sheet.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.4 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand which it believes is attributable to the concentration of the Company’s portfolio in primarily suburban, high household income communities experiencing population growth, positive changes in remote and work-from-home trends, limited new construction of competing retail properties and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, with no tenant’s annualized rental revenue equal to or exceeding 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues. Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. The Company executed new leases and renewals aggregating approximately 1.7 million square feet of space on a pro rata basis for the nine months ended September 30, 2024. At September 30, 2024 and December 31, 2023, the shopping center portfolio occupancy, on a pro rata basis, was 91.1% and 92.0%, respectively, and the total portfolio average annualized base rent, on a pro rata basis, was $24.83 and $20.35, respectively. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the nine months ended September 30, 2024 and 2023, on a pro rata basis, was $5.78 and $4.82 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals. The comparability of period-over-period operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities.

Inflation, higher interest rates and concerns over consumer spending, along with the volatility of global capital markets continue to pose risks to the U.S. economy, retail sales, and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to launch new concepts and expand their store fleets within the suburban, high household income communities in which many of the Company’s properties are located. As a result, the Company believes that its prospects to backfill vacant spaces or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

Inflation, rising interest rates and the availability of commercial real estate financing have also impacted, at certain times, real estate owners’ ability to acquire and sell assets and raise equity and debt financing. Although the Company has no consolidated indebtedness maturing in 2024, debt capital markets could adversely impact the Company’s ability to sell properties and its ability to refinance future maturities and the interest rates applicable thereto.

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
•
The Company may be subject to potential exposure to unexpected claims, liabilities or costs under the Company’s agreements with Curbline and the Operating Partnership or otherwise in connection with the spin-off;

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
•
The Company’s financial condition may be affected by required debt service payments, the risk of default, restrictions on its ability to incur additional debt or to enter into certain transactions under its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt;
•
Changes in interest rates could adversely affect the market price of the Company’s common shares, its ability to sell properties and prices realized, as well as its performance, interest expense levels and cash flow;
•
Financing necessary for the Company to operate its business may not be available or may not be available on favorable terms;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2024, the Company’s debt, excluding unconsolidated joint venture debt and excluding the impact of the reclassification from accumulated other comprehensive income to interest expense related to the terminated interest rate swap, is summarized as follows:

	September 30, 2024				December 31, 2023
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$98.5	4.1	6.7%	32.7%	$1,626.3	2.5	4.3%	100.0%
Variable-Rate Debt	$202.3	1.9	7.9%	67.3%	$—	—	—	0.0%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	September 30, 2024				December 31, 2023
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$364.4	$72.9	4.3	6.4%	$361.7	$72.3	5.0	6.4%
Variable-Rate Debt	$61.4	$30.5	0.2	3.0%	$102.6	$39.0	0.8	4.5%

The Company intends to use retained cash flow, proceeds from asset sales, and debt financing to repay indebtedness and fund capital expenditures at the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness or needs to refinance existing fixed-rate indebtedness in a rising interest rate environment, its exposure to increases in interest rates in an inflationary period could increase.

Prior to the payoff of the Term Loan, the variable-rate (SOFR) component of the interest rate applicable to the Company’s $200.0 million consolidated Term Loan was swapped to a fixed rate.

The carrying value of the Company’s fixed-rate debt was adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at December 31, 2023. An estimate of the effect of a 100 basis-point increase at September 30, 2024 and December 31, 2023, is summarized as follows (in millions):

	September 30, 2024			December 31, 2023
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company's fixed-rate debt	$98.5	$104.0	$100.5	$1,626.3	$1,600.3	(A)	$1,564.5	(B)
Company's proportionate share of joint venture fixed-rate debt	$72.9	$75.2	$72.5	$72.3	$73.8		$70.8

(A)
Includes the fair value of the swap, which was an asset of $5.6 million at December 31, 2023.
(B)
Includes the fair value of the swap, which was an asset of $11.5 million at December 31, 2023.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional debt financing. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2024, the Company had no other material exposure to market risk.

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

During the three months ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
July 1–31, 2024	—	$—	—	$—
August 1–31, 2024	—	—	—	—
September 1–30, 2024	37,026	57.50	—	—
Total	37,026	$57.50	—	$73.4

(A)
Includes common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100.0 million of its common shares. As of September 30, 2024, the Company had repurchased 0.5 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million, or $53.76 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Fourth Amended and Restated Articles of Incorporation, as amended[2]

4.1

Loan Agreement by and among various SITE Centers Corp. subsidiaries (listed on Schedule 1.1(a) of the Loan Agreement) and ATLAS Securitized Products Funding 1, L.P., Athene Annuity and Life Company, and Fox Hedge Intermediate B, LLC dated August 7, 2024[2]

10.1	Employment Agreement, dated July 18, 2024, by and between SITE Centers Corp., and David R. Lukes[1],2

10.2	Assigned Employment Agreement, dated as of September 1, 2024 by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and David R. Lukes[1],2

10.3	Assigned Employment Agreement, dated as of September 1, 2024 by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and Conor Fennerty[1],2

10.4	Assigned Employment Agreement, dated as of September 1, 2024 by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and John Cattonar[1],2

10.5	Notice of Adjustment of Outstanding SITE Centers Corp. Equity Awards (Reverse Stock Split), effective as of August 19, 2024[1],2

10.6	Amendment One to the SITE Centers Corp. Elective Deferred Compensation Plan, effective September 1, 2024[1,2]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
2.
Submitted electronically herewith.
3.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Jeffrey A. Scott
		Name:	Jeffrey A. Scott
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: October 30, 2024