Form 10-K
period 2024-12-31
SITE Centers Corp.
filed 2025-02-28
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2024, was $2.8 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

52,430,425 common shares outstanding as of February 21, 2025

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2025 Annual Meeting of Shareholders.

PART I

Item 1. BUSINESS

Overview

SITE Centers Corp., an Ohio corporation (the “Company” or “SITE Centers”), is a self-administered and self-managed Real Estate Investment Trust (“REIT”) engaged in the business of owning, leasing, acquiring, redeveloping and managing shopping centers. Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated and unconsolidated joint ventures.

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”) into a separately traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). In connection with the spin-off, on October 1, 2024, the Company, Curbline and Curbline Properties LP (the “Operating Partnership”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, the Company transferred its portfolio of convenience retail properties, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of the Company as of September 23, 2024, the record date. On the spin-off date, holders of the Company’s common shares received two shares of common stock of Curbline for every one common share of the Company held on the record date.

The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties were considered as held for sale as of October 1, 2024 and are reflected as discontinued operations for all periods presented. Except as otherwise noted, operating statistics cited in this Annual Report on Form 10-K for the years ended December 31, 2024 and 2023 have been adjusted for discontinued operations and properties sold during the year ended December 31, 2024.

The Company is self-administered and self-managed, and therefore, has not engaged, nor does it expect to retain, any REIT advisor. The Company manages all of its shopping centers which are collectively referred to herein as the “Portfolio Properties”. At December 31, 2024, the Company owned 33 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures) totaling 8.8 million square feet of GLA through all its properties (wholly-owned and joint venture). At December 31, 2024, the aggregate occupancy of the Company’s operating shopping center portfolio was 90.6% on a pro rata basis, and the average annualized base rent per occupied square foot was $19.64, on a pro rata basis. In addition, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, of which approximately 172,000 square feet of GLA currently serves as the Company's headquarters and approximately 167,000 square feet of GLA is leased or available to be leased to third parties.

The primary source of the Company’s income is generated from the rental of the Company’s Portfolio Properties to tenants. In addition, the Company generates revenue from its management contracts with its unconsolidated joint ventures and the Shared Services Agreement (defined below) with Curbline.

Strategy

The Company’s mission is to own and manage open-air shopping centers primarily located in suburban, high household income communities. The overall investment, operating and financing policies of the Company, which govern a variety of activities, such as capital allocations, dividends and status as a REIT, are determined by management and the Board of Directors. The Board of Directors may amend or revise the Company’s policies from time to time without a vote of the Company’s shareholders.

From July 1, 2023 to December 31, 2024, the Company generated approximately $3.1 billion of gross proceeds from sales of properties for the purpose of acquiring additional convenience properties, capitalizing Curbline and, together with proceeds from the closing and funding of a $530.0 million mortgage loan (the “Mortgage Facility”), redeeming and/or repaying all of the Company’s outstanding unsecured indebtedness and preferred shares. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating whether and when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. As of February 28, 2025, the Company was in the beginning stages of marketing a select number of assets for sale, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and capital markets conditions. The Company expects to use proceeds from any additional asset sales to repay outstanding indebtedness and make distributions to shareholders.

The Company expects that rental income and net income will decrease in future periods as compared to corresponding prior year periods as a result of the spin-off of Curbline and the significant volume of dispositions completed in 2024. The Company expects that its future dividend policy will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and the prudent management of liquidity and overall leverage levels in connection with ongoing operations.

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease-up of the portfolio and rent commencement with respect to recently executed leases.

Narrative Description of Business

The Company’s portfolio as of December 31, 2024, consisted of 33 shopping centers (including 11 centers owned through unconsolidated joint ventures) located in 15 states. The following tables present the operating statistics affecting base rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2024	2023(A)
Centers owned	33	33
Aggregate occupancy rate	90.6%	89.5%
Average annualized base rent per occupied square foot	$19.64	$19.42

	Wholly-Owned Shopping Centers December 31,		Joint Venture Shopping Centers December 31,
	2024	2023(A)	2024	2023(A)
Centers owned	22	22	11	11
Aggregate occupancy rate	90.6%	89.5%	91.6%	91.6%
Average annualized base rent per occupied square foot	$19.81	$19.63	$16.64	$16.32
(A)
Operating statistics have been adjusted for discontinued operations and properties sold during the year ended December 31, 2024.

Material Agreements with Curbline Properties

In addition to the Separation and Distribution Agreement, on October 1, 2024, the Company entered into a Shared Services Agreement with Curbline Properties and the Operating Partnership (the “Shared Services Agreement”) that requires the Company to provide the services of its employees and the use or benefit of its assets, offices and other resources as may be necessary or useful for Curbline to establish and operate various business functions of the Operating Partnership or its affiliates in a manner as would be established and operated for a REIT similarly situated to Curbline. Additionally, the Operating Partnership or its affiliates, subject to the supervision of the Company’s Board of Directors, will provide the Company (i) leadership and management services that are of a nature customarily performed by leadership and management overseeing the business and operation of a REIT similarly situated to SITE Centers, including supervising various business functions of SITE Centers necessary for the day-to-day management operations of SITE Centers and its affiliates and (ii) transaction services that are of a nature customarily performed by a dedicated transactions team within an organization similarly situated to SITE Centers, including the provision of personnel at both the leadership and operational levels necessary to ensure effective and efficient preparation, negotiation, execution and implementation of real estate transactions, as well as overseeing post-transaction activities and alignment with SITE Centers’ strategic objectives. The Operating Partnership or its affiliates provides the Company with a Chief Executive Officer and Chief Investment Officer but the Company employs its own Chief Financial Officer, Chief Accounting Officer and General Counsel. The Company also provides Curbline Properties and its affiliates an option to enter into a lease agreement for office space at SITE Centers’ corporate headquarters location in Beachwood, Ohio for an initial five-year term with the right to extend the lease for up to four successive terms of five years each.

As compensation for the services provided under the Shared Services Agreement, the Operating Partnership will pay a monthly fee to the Company in the amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement). There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on its second anniversary).

The Company, Curbline and the Operating Partnership also entered into a tax matters agreement (the “Tax Matters Agreement”), which governs the rights, responsibilities and obligations of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations. In addition, the Company, Curbline and the Operating Partnership entered into an employee matters agreement (the “Employee Matters Agreement”), which governs the respective rights, responsibilities and obligations of the parties following the spin-off with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits, and other employment, compensation and benefit-related matters.

The Separation and Distribution Agreement also contains provisions that obligate the Company to complete certain redevelopment projects at properties that are owned by Curbline. As of December 31, 2024, these redevelopment projects were estimated to cost $32.9 million to complete.

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

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are TJX Companies, Inc., Dick's Sporting Goods, Inc., Burlington Stores, Inc., The Kroger Co. and PetSmart, Inc., representing 4.6%, 4.4%, 4.3%, 3.6% and 3.3%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2024. For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals.”

Qualification as a Real Estate Investment Trust

The Company has elected to be taxed as a REIT under the federal income tax laws. As a REIT, the Company is generally not subject to federal income tax on taxable income that it distributes to its shareholders. Under the Internal Revenue Code of 1986, as amended (the “Code”), REITs are subject to numerous regulatory requirements, including the requirement to generally distribute at least 90% of taxable income each year. The Company will be subject to federal income tax on its taxable income at regular corporate rates if it fails to qualify as a REIT for tax purposes in any taxable year, or to the extent it distributes less than 100% of its taxable income. The Company will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if the Company qualifies as a REIT for federal income tax purposes, the Company may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on its undistributed taxable income.

In the past, the Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. As of February 28, 2025, the Company does not currently own a subsidiary it treats as a TRS.

Human Capital Management

As of December 31, 2024, the Company’s workforce was composed of 172 full-time employees compared to 220 full-time employees at December 31, 2023. This reduction reflects, in part, the transition of employment of several former employees to Curbline Properties and its affiliates on October 1, 2024. Of the Company’s employees, 78% of employees were assigned to work in the corporate headquarters in Beachwood, Ohio, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company, with approximately 83% of the Company’s employees having been with the Company for over 5 years and 60% for over 10 years.

The Company’s primary human capital management objective is to attract, develop, engage and retain the highest quality talent. To support this objective, the Company offers competitive pay and benefit programs, a broad focus on wellness and flexible work arrangements designed to allow employees to meet personal and family needs. The Company currently utilizes a hybrid work schedule that provides employees the opportunity to work remotely on a limited basis while continuing to cultivate in-office relationships and learning, which are key elements to the Company’s culture. The Company also takes steps to improve upon its level of employee engagement and to create an inclusive workplace. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. The Company annually requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting, finance and capital markets and asset management departments are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis. The Company’s culture is also underpinned by its employees’ commitment to the Company’s core values of being Fearless, Authentic, Curious and Thoughtful (the Company’s “Matters of FACT”) in the conduct of their responsibilities.

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

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 28, 2025:

David R. Lukes, age 55, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017. Mr. Lukes has also served as President, Chief Executive Officer and Director of Curbline Properties since September 2024. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc. (“Equity One”), an owner, developer and operator of shopping centers, from 2014 until 2017. Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate, Seritage Realty Trust, a real estate company, from 2012 to 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 to 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes has also served as the President, Chief Executive Officer and Director of Retail Value Inc. (“RVI”), which previously owned and operated shopping centers located in the U.S. and was managed by SITE Centers, since 2018 and as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki stock exchange, since 2017. Mr. Lukes also serves as a member of the Advisory Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Gerald Morgan, age 62, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since October 2024. Previously, Mr. Morgan served as the Chief Financial Officer of Four Corners Property Trust, a public REIT focused on net lease properties, from 2015 through April 2024. Prior to joining Four Corners Property Trust, from 2012 to 2015, Mr. Morgan was the CFO and a Managing Director of Amstar Advisers, a private real estate investment manager. From 2010 to 2011, Mr. Morgan was the Managing Director of Financial Strategy and Planning for Prologis, a global industrial REIT, where he was involved in the company’s capital markets and M&A activities. Prior to Prologis, Mr. Morgan was President and CFO of American Residential Communities. In addition, Mr. Morgan has served as a senior officer with Archstone, which was a national public apartment REIT, and as the CFO of Francisco Partners, a technology focused private equity fund. Since 2024, Mr. Morgan has also served as Executive Vice President, Chief Financial Officer and Treasurer and Director of RVI. Mr. Morgan holds Bachelor of Science and Master of Business Administration degrees from Stanford University.

John M. Cattonar, age 43, has served as Executive Vice President and Chief Investment Officer of SITE Centers since 2021. Mr. Cattonar has been a member of SITE Centers’ Board of Directors since 2024. Mr. Cattonar has also served as Executive Vice President and Chief Investment Officer of Curbline Properties since September 2024. Previously, Mr. Cattonar served as Senior Vice President of Investments of SITE Centers from 2017 to 2021. Prior to joining SITE Centers, Mr. Cattonar served as Vice President of Asset Management for Equity One from 2015 to 2017 and at Seritage Realty Trust from 2012 to 2015. Mr. Cattonar earned a Master of Science in Real Estate Development from Columbia University and holds a Bachelor of Arts in Economics from the University of North Carolina at Chapel Hill.

Aaron M. Kitlowski, age 52, has served as Executive Vice President, General Counsel and Corporate Secretary of SITE Centers since 2017. Mr. Kitlowski has also served as Executive Vice President and Secretary of RVI since 2018. Prior to joining SITE Centers, he served as General Counsel and Corporate Secretary at Equity One for six years. Before Equity One, Mr. Kitlowski served as Chief Counsel of CIT Group Inc. for six years and as an Associate at Simpson Thacher & Bartlett for seven years. Mr. Kitlowski earned a Juris Doctorate from Duke University School of Law and a Bachelor of Arts from Duke University.

Corporate Headquarters

The Company is an Ohio corporation incorporated in 1992. The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is www.sitecenters.com. The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases, analyst presentations and financial information. The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases and SEC filings. The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Risks Related to the Company’s Business, Properties and Strategy

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
•
The Company’s dependence on rental income may adversely affect its results of operations.
•
The Company’s expenses may remain constant or increase even if income from the Company’s properties decreases.
•
Inflationary pressures could adversely impact the Company’s tenants and operating results.
•
Rising interest rates could adversely affect the Company’s strategy.
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
•
The Company may be adversely impacted by laws, regulations or other issues related to climate change.
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

Risks Relating to the Company’s Indebtedness and Capital Structure

•
The Company does not maintain a revolving credit facility which could adversely affect its ability to fund its business.
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
•
The Company may not be able to obtain additional capital to finance its operations.

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
•
The Company may be forced to borrow funds to maintain its REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause the Company to dispose of assets at inopportune times, which could materially and adversely affect the Company.
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

Risks Related to the Company’s Relationship with Curbline Properties

•
The Company’s relationship with Curbline Properties may create, or appear to create, conflicts of interest.
•
The agreements with Curbline Properties were not negotiated on an arm’s-length basis and may not be on the same terms as if they had been negotiated with an unaffiliated third party.
•
The Company is required to provide services and certain benefits to Curbline Properties for the duration of the Shared Services Agreement, even if it is economically inefficient to do so.

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

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space historically has been, and may continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases and the excess amount of retail space in a number of markets. The Company’s performance is affected by its tenants’ results of operations, which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by the Company’s tenants materially increases, including as a result of inflationary pressures or increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company’s tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants.

In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers and other shopping centers in attracting and retaining retailers. As of December 31, 2024, leases at the Company’s properties (including the proportionate share of unconsolidated properties) were scheduled to expire on a total of approximately 6.8% of leased GLA during 2025. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. In these situations, the Company’s financial condition, operating results and cash flows and the market value of its properties could be adversely impacted.

An Increase in E-Commerce Market Share May Have an Adverse Impact on the Company’s Tenants and Business

E-commerce has been broadly embraced by the public and growth in e-commerce is likely to continue in the future. Some of the Company’s tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led a number of omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how continuing growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The Company Leases a Substantial Portion of Its Square Footage to Large National Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for, Its Space by Such Tenants

As of December 31, 2024, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including the Company’s proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
TJX Companies, Inc.	4.6%
Dick's Sporting Goods, Inc.	4.4%
Burlington Stores, Inc.	4.3%
The Kroger Co.	3.6%
PetSmart, Inc.	3.3%
Fitness International LLC	3.2%
Best Buy Co., Inc.	2.9%
Ross Stores, Inc.	2.4%
Michaels Companies, Inc.	1.7%
Five Below, Inc.	1.7%
Ulta Beauty, Inc.	1.5%

The retail shopping sector has been affected by economic conditions, increases in consumer internet purchases and the competitive nature of the retail business and the competition for market share. In some cases, these shifts have resulted in weaker retailers losing market share and declaring bankruptcy, closing stores and/or taking advantage of early termination provisions in their leases. In addition, movie theater operators have experienced inconsistent performance since the COVID-19 pandemic and prospects for releasing any theater vacancies arising in the Company’s portfolio may be limited absent the investment of significant capital to repurpose the space. In 2024, rents from movie theater operators comprised 4.6% of the Company’s aggregate annualized shopping center base revenues (at the Company’s share).

The Company’s Dependence on Rental Income May Adversely Affect Its Results of Operations

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s results of operations could be negatively affected if a significant number of its tenants, or any of its major tenants, were to do the following:

•
Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;
•
Delay lease commencements;

•
Decline to extend or renew leases upon expiration;
•
Fail to make rental payments when due or
•
Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping centers to terminate their leases or reduce the amount of rent they pay under the terms of their leases. The Company cannot be certain that any tenant whose lease expires will renew that lease or that the Company will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability, its ability to meet debt and other financial obligations and make distributions to shareholders, and the attractiveness of the Company’s properties to potential buyers thereof. In the event the Company is able to re-lease spaces vacated by major bankrupt, distressed or non-renewing tenants, the downtime and capital expenditures required in the re-leasing process may adversely affect the Company’s results of operations.

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

Inflationary Pressures Could Adversely Impact the Company’s Tenants and Operating Results

Inflationary pressures pose risks to the Company’s business, tenants and the U.S. economy. Inflationary pressures and rising interest rates could result in reductions in retailer profitability and consumer discretionary spending which could impact tenant demand for new and existing store locations and the Company’s ability to maintain or grow rents. Regardless of inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. Inflation may result in increases in certain shopping center operating expenses including common area maintenance and other operating expenses. Although most of the Company’s leases require tenants to pay their share of these property operating expenses, some tenants may be unable to absorb large expense increases caused by inflation and such increased expenses may limit tenants’ ability to pay higher base rents upon renewal, or renew leases at all. Inflation may also impact other aspects of the Company’s operating costs, including insurance, employee retention costs, the cost to complete build-outs of recently leased vacancies and interest rate costs relating to variable-rate loans and refinancing of fixed-rate indebtedness.

Rising Interest Rates Could Adversely Impact the Company’s Strategy

A component of the Company’s strategy includes exploring opportunities to sell additional properties at attractive values. Increasing interest rates or capital availability constraints may impact the transaction market, including asset values and the availability of acquisition financing. Any of the foregoing risks could have a material adverse effect on the market value of the Company’s properties and its ability to sell additional properties.

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, the Company’s partner or co-venturer could have different investment criteria that would impact the assets held by the joint venture or its interest in the joint venture, which may also reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized. These situations could have an impact on the Company’s revenues from its joint ventures. Other risks of joint venture investments include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. Joint venture platforms typically contain customary buy-sell provisions, which could result in either the sale of the Company’s interest or the use of available cash or borrowings to acquire the Company’s partner’s interest at inopportune times, as well as the termination of applicable management contracts and fees. In addition, the Company is obligated to maintain the REIT status of the Dividend Trust Portfolio joint venture’s REIT subsidiary and the Company’s failure to do so could result in substantial liability to its partner. These factors could limit the return that the Company receives from such investments, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation. There is no limitation under the Company’s Articles of Incorporation, or its Code of Regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if credit conditions in the capital markets deteriorate, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is realized or considered an other than temporary decline. As of December 31, 2024, the Company had $30.4 million of investments in and advances to unconsolidated joint ventures holding shopping centers.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of projected cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition, estimated hold periods and other factors. If the Company is evaluating the potential sale of an asset, the asset’s undiscounted future cash flows are estimated based on the most likely course of action at the balance sheet date, including current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take significant impairment charges in the future, especially in light of its strategy to explore the sale of additional assets. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Results of Operations

The ownership of properties may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders. As of December 31, 2024, the Company continued to remediate and explore permanent solutions with the applicable state environmental protection agency with respect to groundwater contamination detected at one of its properties. The presence of contamination or the failure to successfully complete its remediation may adversely affect the Company’s ability to lease or sell the property.

Expectations Relating to Environmental, Social and Governance Considerations Expose the Company to Potential Liabilities, Increased Costs, Reputational Harm and Other Adverse Effects on the Company’s Business

In recent years, many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. The Company has made statements about ESG considerations through information provided on its website, press releases and other communications, including through its Corporate Responsibility and

Sustainability Report. Disclosures regarding ESG considerations involve risks and uncertainties. Some stakeholders may disagree with the Company’s approach to ESG and stakeholders’ ESG views may change and evolve over time. The Company may also change its approach to ESG, due to a broader change in strategy, reduced relevance of such initiatives or changing market conditions. Reporting certain ESG metrics also involves the use of estimates and assumptions and reliance on third-party information that cannot be independently verified by the Company if it is available at all. The Company expects to incur additional costs to comply with any applicable ESG disclosure obligations, including disclosures relating to the impact of climate change on the Company’s business. Any failure, or perceived failure, by the Company to further ESG initiatives, adhere to its public statements, accurately report sustainability metrics, comply with federal or state ESG laws and regulations, which themselves may be subject to evolving standards and practices, or meet evolving and varied stakeholder expectations and disclosure standards could result in legal and regulatory proceedings against the Company and/or materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.

The Company May Be Adversely Impacted by Laws, Regulations or Other Issues Related To Climate Change

The Company may become subject to laws or regulations related to climate change, which could cause its business, results of operations and financial condition to be impacted adversely. Governments have enacted certain climate change laws and regulations and have begun regulating carbon footprints and greenhouse gas emissions. Although many of these laws and regulations remain subject to legal challenges and have not had any known material impact on the Company’s business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. The Company cannot predict how laws and regulations related to climate change will affect the Company’s business, results of operations and financial condition.

The Company’s Properties Could Be Subject to Climate Change, Damage from Natural Disasters, Public Health Crises and Weather-Related Factors; An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

The Company’s properties are generally open-air shopping centers. Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects. Furthermore, a number of the Company’s properties are located in coastal areas that are subject to natural disasters, including the Southeast and California. Such properties could therefore be affected by hurricanes, tropical storms, earthquakes and wildfires. The potential impacts of climate change on the Company’s operations are highly uncertain but could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. Furthermore, a public health crisis or other catastrophic event could adversely affect economies, financial markets and consumer behaviors and lead to an economic downturn, which could harm the Company’s business, financial condition and operating results.

The Company’s insurance premiums have increased in recent years, and the potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.

The Company currently maintains all-risk property insurance with limits of $250 million per occurrence and in the aggregate and general liability insurance with limits of $100 million per occurrence and in the aggregate, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as windstorm, flood and earthquake. Coverage for named windstorms, floods and earthquakes in high-risk areas is generally subject to a deductible of up to 5% of the total insured value of each property. The amount of any insurance coverage for losses due to damage or business interruption may prove to be insufficient. Should a loss occur that is uninsured or is in an amount exceeding the aggregate limits for the applicable insurance policy, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

Crime or Civil Unrest May Affect the Markets in Which the Company Operates Its Business and Its Profitability

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that are susceptible to property and violent crime, including terrorist attacks, mass shootings and civil unrest. Increased incidence of property crime, such as shoplifting or damage caused by civil unrest, could reduce tenant profitability or demand for space and, as a result, decrease the rents the Company is able to collect from affected properties. Furthermore, any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), or civil unrest could alter shopping habits, deter customers from visiting the Company’s shopping centers or result in damage to its properties. The Company may also incur increased expenses as a result of its efforts to provide enhanced security measures at its properties to contend with criminal or other threats. Any of the foregoing circumstances could have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business

The Company relies extensively on computer systems to manage its business, including to provide services to Curbline Properties and the Company’s joint ventures. While the Company maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including phishing attacks, ransomware and other sophisticated cyber-attacks. Although the Company and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful. Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees, third-party vendors, joint ventures and other counterparties (including Curbline Properties); disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses, claims or fines that may arise. For additional information see Item 1. “Business—Information Technology and Cybersecurity” in Part I of this Annual Report on Form 10-K.

Disruptions or Cost Overruns in the Transition of the Company’s Commercial Property Management and Financial System Could Affect Its Operations

The Company is in the process of transitioning to a new commercial property management and financial system. Implementation of the new system is a major undertaking, both financially and from a management and personnel perspective, and the conversion process is complex because of the wide range of existing processes and data that must be migrated to the new system. Should the new system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could disrupt and adversely affect the Company’s operations, including the ability to timely bill and collect tenant payments and otherwise adequately service tenants, the ability to satisfy contractual obligations to the Company’s joint ventures and Curbline Properties, and the ability to report accurate and timely financial results, any of which could adversely impact the Company’s business, reputation, results of operations, financial condition and the price of the Company’s common shares.

Risks Relating to the Company’s Indebtedness and Capital Structure

The Company Does Not Maintain a Revolving Credit Facility Which Could Adversely Affect Its Ability to Fund Its Business

In preparation for the spin-off of Curbline Properties, the Company repaid all of its unsecured indebtedness and terminated its revolving credit facility in August 2024. As a result, the Company does not maintain a line of credit that can be used to fund working capital needs. Although the Company seeks to conservatively manage its cash position in order to provide sufficient liquidity to operate its business, and owns certain unencumbered assets that could serve as collateral for additional financings, the Company may not be able to timely satisfy unexpected liabilities if they were to arise, which could have a material adverse effect on the Company’s business, operations and financial condition.

The Company Utilizes a Significant Amount of Indebtedness in the Operation of its Business Which Could Adversely Affect Its Financial Condition, Operating Results and Cash Flows

As of December 31, 2024, the Company had approximately $306.8 million aggregate principal amount of consolidated indebtedness outstanding, consisting of (i) the cross-collateralized Mortgage Facility, having an outstanding principal balance of $206.9 million and maturing in September 2026 (subject to two one-year extension options) with an interest rate of 7.1% at December 31, 2024, and (ii) a mortgage loan secured by Nassau Park Pavilion, having an outstanding principal balance of $99.9 million and maturing in November 2028 with an interest rate of 6.7%. In addition, the Company’s unconsolidated joint ventures have $441.8 million of indebtedness ($106.6 million at SITE’s share) with a weighted-average interest rate of 6.2% and a weighted average maturity of 3.6 years (excluding extension options).

Although the Company believes that it maintains prudent leverage levels, the Company’s ability to refinance its existing indebtedness at maturity will depend on the future performance of the Company and its properties and credit market conditions generally. The U.S. and global credit markets have experienced significant dislocations and liquidity disruptions in the past, which have caused the spreads on prospective debt financings to fluctuate. These circumstances materially affected liquidity in the financial markets, making terms for certain financings less attractive and, in certain cases, resulting in the unavailability of financing for businesses and assets similar to those operated by the Company. In addition, volatility in benchmark interest rates may cause interest rates applicable to refinancings to exceed the interest rates applicable to the Company’s existing indebtedness which would negatively impact the Company’s results of operations and could adversely impact the amount the Company is able to distribute to its shareholders.

The Company’s Financial Condition and Operating Activities Could Be Adversely Affected by Financial Covenants

The instruments governing the Company’s debt, including the Mortgage Facility, contain operating covenants, including limitations on the Company’s ability to sell one or more of its mortgaged assets and incur additional indebtedness. These instruments also impose limitations on our ability to access operating cash from properties in the event the applicable loan’s debt yield is not maintained. The Mortgage Facility also contains covenants that require the Company to maintain certain levels of minimum net worth and liquid assets that could limit our financial and operational flexibility and the amount we are able to distribute to shareholders. In addition, the Mortgage Facility requires the Company to use proceeds from the sale of mortgaged properties to repay the release amounts related to such properties before allowing the Company to use sale proceeds for any other purpose (including to make distributions to shareholders). These instruments also contain customary default provisions, including the failure to pay principal and interest issued thereunder in a timely manner and the failure to comply with certain covenants. A default or breach of any of these covenants could allow the lender to foreclose on the properties serving as collateral for the applicable loan, which could have a material adverse effect on the Company’s financial condition.

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Financial Condition and Cash Flows

The Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow due to fluctuations in the real estate market, reliance on its major tenants and the other factors discussed in these risk factors could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

The Company May Not Be Able to Obtain Additional Capital to Finance Its Operations

To qualify as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net capital gains) to its stockholders each year. Because of these distribution requirements, the Company has relied on third-party sources of capital, including secured and unsecured debt and common and preferred equity financings, to fund capital needs. Economic conditions and conditions in the capital markets may not be favorable at the time the Company needs to raise capital which may cause the Company to seek alternative sources of potentially less attractive financing and may require it to adjust its business plan accordingly. Disruptions in the financial markets may also have a material adverse effect on the market value of the Company’s common shares, the value of its properties in private market transactions and other adverse effects on the Company or the economy in general.

Risks Related to the Company’s Taxation as a REIT

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability, Which May Have a Significant Adverse Consequence to the Value of the Company’s Shares

The Company currently seeks to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. In addition, the amount of non-qualifying assets and income the Company can own and earn while still maintaining its REIT status has decreased in recent years due to the reduction in the size of the Company’s operations resulting from asset sales and the spin-off of Curbline and may continue to decrease. Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain and cannot be assured. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, the following will result:

•
The Company would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to its shareholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates;
•
Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results and
•
Unless the Company were entitled to relief under applicable provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for debt service obligations and distribution to its shareholders, therefore, would be reduced for each of the years in which the Company does not qualify as a REIT.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that directly or indirectly reduce its cash flow. The Company may conduct certain non-qualifying operations through a TRS, which is subject to taxation, and any changes in the laws affecting the Company’s use of a TRS may increase the Company’s tax expenses. The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries. Any of these taxes would decrease cash available for debt service obligations and distribution to the Company’s shareholders.

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

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business. This 100% tax could affect the Company’s decisions to sell property if it believes such sales could be treated as a prohibited transaction. However, the Company would not be subject to this tax if it were to sell assets through a TRS. The Company will also be subject to a 100% tax on certain amounts if the economic arrangements between the Company and its TRS are not comparable to similar arrangements among unrelated parties.

Changes to the Company’s asset portfolio could exacerbate these risks.

The Company May Be Forced to Borrow Funds to Maintain Its REIT Status, and the Unavailability of Such Capital on Favorable Terms at the Desired Times, or at All, May Cause the Company to Dispose of Assets at Inopportune Times, Which Could Materially and Adversely Affect the Company

To qualify as a REIT, the Company generally must distribute to shareholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds to meet the REIT distribution requirements. The Company may not be able to borrow funds on favorable terms or at all, and the Company’s ability to borrow may be restricted by the terms of the instruments governing the Company’s existing indebtedness. The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the value of the Company’s properties, its current debt levels, the market price of its common shares and current and potential future earnings. The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to dispose of assets at inopportune times and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

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

•
Prohibiting any person from owning more than 9.8% of the Company’s outstanding common shares in order to maintain the Company’s status as a REIT;
•
Authorizing “blank check” preferred shares, which could be issued by the Board of Directors without shareholder approval and may contain voting, liquidation, dividend and other rights superior to the Company’s common shares;
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

The Company’s Board of Directors May Change Significant Corporate Policies Without Shareholder Approval

The Company’s strategies and investment, financing and dividend policies will be determined by its Board of Directors. These strategies and policies may be amended or revised at any time at the discretion of the Board of Directors without a vote of the Company’s shareholders. A change in any of these strategies and policies could have an adverse effect on the market price of the Company’s common shares and on the Company’s financial condition, operating results and cash flow and on its ability to make distributions to shareholders.

Risks Related to the Company’s Relationship with Curbline Properties

The Company’s Relationship with Curbline Properties May Create, or Appear to Create, Conflicts of Interest

The Company’s agreements with Curbline Properties could lead to, or appear to cause, conflicts of interest. For example, pursuant to the Shared Services Agreement, Curbline Properties provides the Company with leadership, management and transaction services, and the Company provides Curbline Properties with the services of its employees and the use or benefit of such Company assets, offices and other resources as are necessary or useful to operate Curbline Properties’ business. As a result, Company employees provide significant services to Curbline Properties, and Curbline Properties provides the Company with the services of its leadership and management personnel. As such, conflicts of interest may arise in connection with the performance of the services provided by the Company or Curbline Properties and the allocation of priority, time and attention to providing such services. In particular, the Company’s Chief Executive Officer and Chief Investment Officer are employed and compensated by, and also serve as the chief executive officer and chief investment officer of, Curbline Properties, and their services are provided to the Company under the terms of the Shared Services Agreement. These individuals also serve as directors of the Company and own equity in Curbline Properties which could create, or appear to create, conflicts of interest when these officers and the Company are faced with decisions (including with respect to the Shared Services Agreement) that could have different implications for the Company and Curbline Properties.

Conflicts of interest could likewise arise in connection with the exercise of rights (including termination rights) by, and resolution of any dispute among, the Company and Curbline Properties with respect to the terms of the agreements governing their separation and ongoing relationship. Conflicts of interest may also arise from the lease of vacant space or renewal of existing leases at the Company’s properties, which may be located near and compete with properties owned by Curbline Properties. Conflicts may also arise with respect to the employment of Company personnel, as Curbline Properties is not prohibited from soliciting the employment of Company employees.

The Agreements with Curbline Properties Were Not Negotiated on an Arm’s-Length Basis and May Not Be on the Same Terms as if They Had Been Negotiated With an Unaffiliated Third Party

The Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement and other agreements governing the Company’s ongoing relationship with Curbline Properties were negotiated between related parties and do not reflect the terms that would have been negotiated at arm’s length with an unaffiliated third party. For example, the allocation of assets, liabilities, expenses, rights, durations, indemnification and other obligations between the Company and Curbline Properties under these agreements would likely be have been different if they had been agreed to by unaffiliated parties. It is unlikely that an unaffiliated third party would be willing or able to perform certain of these agreements or provide similar services on the same terms or at all.

The Company Is Required to Provide Services and Certain Benefits to Curbline Properties for the Duration of the Shared Services Agreement, Even If it is Economically Inefficient to do so

Pursuant to the terms of the Shared Services Agreement, until October 1, 2027, the Company is generally obligated to provide Curbline Properties with the services of the Company’s employees and the use or benefit of such of the Company’s assets, offices and other resources as may be necessary or useful for Curbline Properties to establish and operate various business functions in a manner as would be established and operated for a REIT similarly situated to Curbline Properties. As a result of these obligations, even if future sales of Company assets cause a significant decrease in the size of the Company’s portfolio, the Company may have limited ability to proportionately reduce the size of its organization and general and administrative expense during the term of the Shared Services Agreement. While Curbline Properties is required to pay certain fees to the Company pursuant to the terms of the Shared Services Agreement, these fees are not expected to fully offset the cost of the services and benefits the Company is required to provide to Curbline Properties during the term of the agreement. As a result, the costs incurred by the Company to satisfy its obligations to Curbline Properties during the term of the Shared Services Agreement are likely to have an increasingly disproportionate and adverse impact on the Company’s results of operations and its ability to use operating cash flows to make distributions to shareholders.

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
•
The market’s perception of the Company’s strategy, the value of its properties and its future cash dividends;
•
An increase in market interest rates, which could adversely impact the value of the Company’s properties or may lead prospective investors to demand a higher distribution rate in relation to the price paid for the Company’s shares and
•
General economic and financial market conditions.

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

General Risks Relating to Investments in the Company’s Securities

The Company May Be Unable to Retain and Attract Key Management Personnel

The Company may be unable to retain and attract talented executives. Pursuant to the terms of the Shared Services Agreement, Curbline Properties currently provides the Company with our Chief Executive Officer and Chief Investment Officer and therefore these officers are not employed by, or exclusively dedicated to, the Company. In the event of the loss of key management personnel, the Company may not be able to find replacements with comparable skill, ability and industry expertise. The Company’s operating results and financial condition and the market price of the Company’s common shares could be materially and adversely affected until suitable replacements are identified and retained, if at all.

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations. Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares. For a further discussion of litigation risks, see “Legal Matters” in Note 8, “Commitments and Contingencies,” to the Company’s consolidated financial statements.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Information Technology and Cybersecurity

The Company depends on the proper functioning, availability, and security of its information systems, including financial, data processing, communications, and operating systems, as well as proprietary software programs that are important to the efficient operation of the business. The Company also utilizes software applications provided by third parties, grants limited access to the Company’s systems to third parties providing specific outsourced functions or other services, and increasingly stores and transmits data using connected information technology or “cloud” systems. Any significant failures or disruptions of the Company’s critical information systems, including ransomware attacks or other cyber incidents, that impact the availability or other proper functioning of these systems or that result in the compromise of sensitive or confidential information, including information of tenants, employees, and others (including joint venture partners and Curbline Properties), could result in liability for the Company to third parties and have a significant impact on the Company’s operations and reputation.

The Company’s internal audit team annually assesses and reviews the risks posed to the security of the Company’s networks, including a review of system and process assurance for information technology and application controls, and takes into account certain frameworks and policies. The Company’s internal audit team also reviews the Company’s fraud assessment and confirms IT management’s oversight of its cybersecurity policies. This oversight has been integrated into the Company’s enterprise risk management system. For example, the Company’s management team reviews the findings, if any, of the internal audit team’s assessments, analyzed the identified risks, and takes action based on the Company’s overall risk profile. In order to assess the risks posed to the Company’s information systems by third-party service providers and vendors, the information technology department, coordinating with the Company's internal audit services team, evaluates new software and network application vendors’ contracts, internal policies, certifications, and System and Organization Controls (“SOC”) reports during the procurement of solutions and services.

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

The Company has also implemented various safeguards designed to ensure the confidentiality, availability and the integrity of its network and data, including redundant telecommunication facilities, replicating critical data and backups to multiple off-site locations, a fire suppression system to protect the Company’s on-site data center, and electrical power protection and generation facilities. The Company also has a catastrophic disaster recovery plan and alternate processing capability available for its critical data processes in case of a catastrophe that renders the primary data center unusable.

The Company conducts annual cybersecurity awareness training for all employees, new-hire cybersecurity training, monthly simulated phishing tests, and additional training for specific departmental requirements as part of the Company’s risk mitigation efforts. The Company also maintains cybersecurity insurance; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

Under the leadership of the Company’s Chief Technology Officer, the Company’s information technology department is primarily responsible for assessing and managing material risks to the Company’s information systems, including from cybersecurity threats. The Company’s Chief Technology Officer has over 30 years’ experience working in information technology and managing information technology systems and holds several specialized security certifications, including the Certified Information Security Manager certification from the Information Systems Audit and Control Association. In addition, certain members of the Company’s information technology department have obtained specialized security certifications, including accreditation as Certified Information Systems Security Professionals, and have prior work experience in various roles involving technology and security. The Company has established an internal Security and Privacy Governance Committee, comprised of the Chief Technology Officer and other senior members of management that generally meets quarterly. This committee receives updates from the Company’s information technology department with respect to the implementation of various systems and security measures, the Company’s cybersecurity training and awareness program, enhancements or modifications to the security program, and the impacts of such changes to the Company’s information security risk environment. The Company has adopted a Cybersecurity Incident Response Plan, which requires communication of cybersecurity incidents to varying levels and personnel within the organization depending on the severity of the threat impact and encompasses tactics related to cybersecurity, systems and facilities availability, and information privacy.

The Board of Directors has specifically delegated oversight of the Company’s cybersecurity risks and related practices to the Audit Committee of the Board of Directors ( the “Audit Committee”) through the committee’s charter. At least annually, senior members of the Company’s information technology team (including the Chief Technology Officer) and internal audit services team brief the Audit Committee on information and cyber security matters, including results from risk assessments, the Company’s policies and its internal control function. The Audit Committee reviews such information alongside other company risks as part our overall risk assessment process.

The Company has experienced issues from cybersecurity threats, including issues related to malware, email phishing, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other malicious events. To the best of the Company’s knowledge, these threats have not materially affected the Company, nor have they materially obstructed the availability of its information systems and data on which it relies. Although no assurances can be given, the Company does not believe that such threats are reasonably likely to materially affect the Company in the future. See Item 1A. Risk Factors under the caption “Risks Related to the Company’s Business, Properties and Strategies—A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business.”

Item 2. PROPERTIES

At December 31, 2024, the Portfolio Properties included 33 shopping centers (including 11 centers owned through unconsolidated joint ventures). At December 31, 2024, the Portfolio Properties aggregated 8.8 million square feet of Company-owned GLA located in 15 states. These centers are principally located in suburban, higher household income communities with the highest concentration of centers located in Illinois, New Jersey and North Carolina.

At December 31, 2024, on a pro rata basis, the average annualized base rent per square foot was $19.64. The average annualized base rent of the Company’s 22 wholly-owned shopping centers was $19.81 per square foot, and the average annualized base rent for the 11 shopping centers owned through unconsolidated joint ventures was $16.64 per square foot. The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.

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

Information as to the Company’s largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2024, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary – Company Fundamentals” of this Annual Report on Form 10-K. For additional details related to property indebtedness for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III)

herein. At December 31, 2024, the Company owned an investment in properties through unconsolidated joint ventures, which properties served as collateral for joint venture mortgage debt aggregating approximately $441.8 million (of which the Company’s proportionate share is $106.6 million) and is not reflected in the Company’s consolidated indebtedness. The Company’s properties range in size from approximately 45,000 square feet to approximately 759,000 square feet of Company-owned GLA. On a pro rata basis, the Company’s properties were 90.6% occupied as of December 31, 2024.

Corporate Headquarters

In addition to its shopping center portfolio listed below, as of December 31, 2024, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, of which approximately 172,000 square feet of GLA currently serves as the Company’s headquarters and approximately 167,000 square feet of GLA is leased or available to be leased to third parties.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2034 at the Company’s 22 wholly-owned shopping centers (excluding ground leases), assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2025	44	285	$6,899	$24.22	6.4%	9.0%
2026	47	362	5,776	15.94	8.1%	7.5%
2027	55	668	13,428	20.11	14.9%	17.5%
2028	49	593	10,857	18.32	13.2%	14.1%
2029	53	592	12,210	20.63	13.2%	15.9%
2030	33	427	7,694	18.04	9.5%	10.0%
2031	14	266	3,062	11.51	6.0%	4.0%
2032	26	262	4,564	17.39	5.9%	6.0%
2033	26	189	4,549	24.04	4.2%	5.9%
2034	16	115	2,608	22.75	2.6%	3.4%
Total	363	3,758	$71,647	$19.06	84.0%	93.3%

The following table shows the impact of tenant lease expirations through 2034 at the Company’s 11 shopping centers owned through unconsolidated joint ventures (excluding ground leases), assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2025	24	181	$3,032	$16.78	5.1%	5.6%
2026	48	459	6,843	14.90	13.0%	12.7%
2027	38	589	9,319	15.82	16.6%	17.3%
2028	46	500	8,207	16.42	14.1%	15.3%
2029	40	489	7,176	14.68	13.8%	13.4%
2030	28	288	4,516	15.67	8.1%	8.4%
2031	15	260	4,830	18.57	7.4%	9.0%
2032	15	128	2,143	16.81	3.6%	4.0%
2033	15	136	3,061	22.46	3.8%	5.7%
2034	12	142	3,456	24.36	4.0%	6.4%
Total	281	3,172	$52,583	$16.58	89.5%	97.8%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2024

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arizona
1	Phoenix, AZ	Ahwatukee Foothills Towne Center(2)	2013	1998	691	$11,521	$19.15	AMC Theatres, Best Buy, Burlington, HomeGoods, JOANN, Lina Home Furnishings, Marshalls, Michaels, Ross Dress for Less, Sprouts Farmers Market
2	Phoenix, AZ	Deer Valley Towne Center	1996	1999	152	$2,887	$19.02	Michaels, PetSmart, Ross Dress for Less
3	Phoenix, AZ	Paradise Village Gateway	2004	2003	211	$1,899	$18.74	PetSmart, Ross Dress for Less, Sun & Ski Sports

	California
4	Long Beach, CA	The Pike Outlets(3)	2015	DEV	390	$6,405	$25.34	Cinemark, Gold's Gym, H & M, Nike, Restoration Hardware

	Colorado
5	Colorado Springs, CO	Chapel Hills West	1996	2014	225	$2,212	$12.31	Burlington, PetSmart, Ross Dress for Less, Urban Air Adventure Park
6	Parker, CO	Flat Acres Market Center(3)	2003	2003	136	$1,988	$17.82	24 Hour Fitness, Michaels
7	Parker, CO	Parker Pavilions	2003	2003	51	$877	$17.12	Office Depot

	Connecticut
8	Plainville, CT	Connecticut Commons(2)	2013	2005	561	$7,485	$14.08	Aldi, AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, PetSmart

	Florida
9	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	73	$807	$12.84	Publix
10	Winter Garden, FL	Winter Garden Village	2007	2013	629	$11,819	$18.80	Bealls, Best Buy, Burlington, Forever 21, Havertys, JOANN, LA Fitness, Market By Macy's, Marshalls, PetSmart, Ross Dress for Less, Staples

	Georgia
11	Atlanta, GA	Perimeter Pointe	2002	1995	360	$3,708	$17.68	Dick's Sporting Goods, LA Fitness, Regal Cinemas
12	Marietta, GA	Towne Center Prado(2)	2002	1995	287	$3,551	$13.13	Going Going Gone, Publix, Ross Dress for Less
13	Roswell, GA	Sandy Plains Village	2013	2007	174	$2,379	$14.52	Movie Tavern, Painted Tree Marketplace

	Illinois
14	Chicago, IL	3030 North Broadway	2016	2017	132	$4,694	$35.63	Mariano's
15	Chicago, IL	The Maxwell	2014	2014	240	$4,989	$24.62	Burlington, Dick's Sporting Goods, Nordstrom Rack
16	Deer Park, IL	Deer Park Town Center(4)	2004	2000	358	$9,212	$37.50	Century Theatre, Crate & Barrel, Gap
17	Tinley Park, IL	Brookside Marketplace(2)	2013	2012	317	$4,903	$15.74	Best Buy, Dick's Sporting Goods, HomeGoods, Michaels, PetSmart, Ross Dress for Less, T.J. Maxx

SITE Centers Corp.

Shopping Center Property List at December 31, 2024

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Missouri
18	Brentwood, MO	The Promenade at Brentwood	1998	1998	338	$5,565	$16.47	Burlington, Micro Center, PetSmart, Target, Trader Joe's
19	Independence, MO	Independence Commons(2)	1999	1995	386	$5,781	$15.57	AMC Theatres, Best Buy, Bob's Discount Furniture, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
20	East Hanover, NJ	East Hanover Plaza	1994	2007	98	$1,771	$20.46	HomeGoods, HomeSense
21	Edgewater, NJ	Edgewater Towne Center	2000	2007	76	$2,336	$32.87	Whole Foods
22	Princeton, NJ	Nassau Park Pavilion	2021	1997	759	$12,224	$16.41	At Home, Best Buy, Burlington, Dick's Sporting Goods, HomeGoods, HomeSense, Michaels, PetSmart, Planet Fitness, Raymour & Flanigan, T.J. Maxx, Wegmans
23	Union, NJ	Route 22 Retail Center(2)	1997	2007	112	$1,399	$14.64	Dick's Sporting Goods

	North Carolina
24	Chapel Hill, NC	Meadowmont Crossing (3)	2002	2007	92	$252	$25.31	—
25	Chapel Hill, NC	Meadowmont Market	2002	2007	45	$697	$15.52	Harris Teeter
26	Raleigh, NC	Poyner Place(2)	2012	2012	252	$4,221	$17.03	Cost Plus World Market, Marshalls, Michaels, Ross Dress for Less, Urban Air Trampoline & Adventure Park
27	Wilmington, NC	University Centre(2)	2001	1993	418	$4,191	$11.54	Crunch Fitness, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less

	Ohio
28	Stow, OH	Stow Community Center	2008	1996	406	$5,054	$12.80	Giant Eagle, Hobby Lobby, HomeGoods, Kohl's, T.J. Maxx

	Oregon
29	Portland, OR	The Blocks	2001	2019	97	$2,448	$36.71	—

	Pennsylvania
30	Easton, PA	Southmont Plaza	2004	2015	251	$4,127	$16.61	Barnes & Noble, Best Buy, Dick's Sporting Goods, Michaels, Ross Dress for Less, Staples

	South Carolina
31	Charleston, SC	Ashley Crossing(2)	2011	2003	208	$2,301	$11.61	Food Lion, JOANN, Kohl's, Marshalls

	Virginia
32	Midlothian, VA	Commonwealth Center(2)	2002	2007	166	$2,441	$15.84	Michaels, Painted Tree Marketplace, The Fresh Market
33	Richmond, VA	Downtown Short Pump	2000	2007	126	$2,859	$22.69	Barnes & Noble, Regal Cinemas

(1)
Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2024.
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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.” As of February 21, 2025, there were 3,145 record holders. This figure excludes non-registered holders that held their shares in “street name” through various brokerage firms, and therefore, does not represent the actual number of beneficial owners of the Company’s common shares.

The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors. The Company does not currently expect to make regular quarterly dividend payments in the future. The Board of Directors intends to pursue a dividend policy of retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements and minimizing federal income taxes (excluding federal income taxes applicable to any taxable REIT subsidiary activities). The Company expects that the frequency and timing of future dividends will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and prudent management of liquidity and overall leverage levels in connection with ongoing operations. The Company is required by the Code to distribute at least 90% of its REIT taxable income; however, there can be no assurances as to the timing and amounts of future dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
October 1-31, 2024	—	—	—	$—
November 1-30, 2024	—	—	—	—
December 1-31, 2024	—	—	—	—
Total	—	—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the new program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares and has no expiration date. As of December 31, 2024, as adjusted to reflect the one-for-four reverse split of the Company’s common shares effected in August 2024, the Company had repurchased an aggregate of 0.5 million of its common shares under this program in open market purchases at an aggregate cost of $26.6 million, or $53.76 per share. Treasury shares not reserved for compensation plans were cancelled in August 2024.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping and managing shopping centers. As of December 31, 2024, the Company’s portfolio consisted of 33 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures). At December 31, 2024, the Company owned 8.8 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At December 31, 2024, the aggregate occupancy of the Company’s operating shopping center portfolio was 90.6% on a pro rata basis, and the average annualized base rent per occupied square foot was $19.64 on a pro rata basis. In addition, at December 31, 2024, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, a portion of which buildings currently serve as the Company’s headquarters.

Curbline Spin-Off

In October 2023, the Company announced a plan to spin off a portfolio of convenience retail assets into a separate, publicly traded company to be named Curbline Properties Corp. (“Curbline” or “Curbline Properties”) in recognition of the distinct characteristics and opportunities within the Company’s unanchored and grocery, lifestyle and power center portfolios. Convenience properties are generally positioned on the curbline of well-trafficked intersections and major vehicular corridors, offering enhanced access and visibility along with dedicated parking and often include drive-thru units. Convenience properties generally consist of a homogeneous row of primarily small-shop units leased to a diversified mixture of national and local service and restaurant tenants that cater to daily convenience trips from the growing suburban population.

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

Additionally, the Separation and Distribution Agreement contains provisions that obligate the Company to complete certain redevelopment projects at properties that are owned by Curbline. As of December 31, 2024, these redevelopment projects were estimated to cost $32.9 million to complete.

On October 1, 2024, the Company, Curbline and the Operating Partnership also entered into a Shared Services Agreement (the “Shared Services Agreement”), which provides that, subject to the supervision of the Company’s Board of Directors and executives, the Operating Partnership or its affiliates will provide the Company (i) leadership and management services that are of a nature customarily performed by leadership and management overseeing the business and operation of a REIT similarly situated to the Company, including supervising various business functions of the Company necessary for the day-to-day management operations of the Company and its affiliates and (ii) transaction services that are of a nature customarily performed by a dedicated transactions team within an organization similarly situated to the Company, including the provision of personnel at both the leadership and operational levels necessary to ensure effective and efficient preparation, negotiation, execution and implementation of real estate transactions, as well as overseeing post-transaction activities and alignment with the Company’s strategic objectives. The Operating Partnership or its affiliates provides the Company with a Chief Executive Officer and Chief Investment Officer but the Company employs its own Chief Financial Officer, Chief Accounting Officer and General Counsel. The Company also provid Curbline Properties and its affiliates an option to enter into a lease agreement for office space at SITE Centers’ corporate headquarters location in Beachwood, Ohio for an initial five-year term with the right to extend the lease for up to four successive terms of five years each.

The Shared Services Agreement also requires the Company to provide the Operating Partnership and its affiliates the services of its employees and the use or benefit of the Company’s assets, offices and other resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership and its affiliates in a manner as would be established and operated for a REIT similarly situated to Curbline. The Operating Partnership has the authority to supervise the employees of the Company and its affiliates and direct and control the day-to-day activities of such employees while such employees are providing services to the Operating Partnership or its affiliates under the Shared Services Agreement.

The Operating Partnership pays the Company a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments each month in arrears no later than the tenth calendar day of each month based upon Curbline’s Gross Revenue for the prior month. There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared

Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on its second anniversary).

The Company, Curbline and the Operating Partnership also entered into a tax matters agreement (the “Tax Matters Agreement”), which governs the rights, responsibilities and obligations of the parties following the spin-off with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations. In addition, the Company, Curbline and the Operating Partnership entered into an employee matters agreement (“the Employee Matters Agreement”), which governs the respective rights, responsibilities, and obligations of the parties following the spin-off with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits, and other employment, compensation, and benefit-related matters.

SITE Centers Strategy

From July 1, 2023 to December 31, 2024, the Company generated approximately $3.1 billion of gross proceeds from sales of properties for the purpose of acquiring additional convenience properties, capitalizing Curbline and, together with proceeds from the closing and funding of the Mortgage Facility (defined below), redeeming and/or repaying all of the Company’s outstanding unsecured indebtedness and preferred shares. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating whether and when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. As of February 28, 2025, the Company was in the beginning stages of marketing a select number of assets for sale, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and capital markets conditions. The Company expects to use proceeds from any additional asset sales to repay outstanding indebtedness and make distributions to shareholders.

The Company expects that rental income and net income will decrease in future periods as compared to corresponding prior year periods as a result of the spin-off of Curbline and the significant volume of dispositions completed in 2024. The Company expects that its future dividend policy will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and management of liquidity and overall leverage levels in connection with ongoing operations.

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease-up of the portfolio, and rent commencement with respect to recently executed leases.

Transaction and Capital Markets Highlights

Transaction and investment highlights during 2024, in addition to the Curbline spin-off, include the following:

•
Acquired a fee interest in a land parcel in Florida as well as a joint venture partner’s 80% interest in two properties in North Carolina (Meadowmont Crossing and Meadowmont Market) for $18.7 million;
•
Sold 40 wholly-owned shopping centers (excluding certain retained convenience parcels), a parcel at a shopping center and two joint venture assets for an aggregate sales price of $2,325.9 million ($2,261.3 million at the Company’s share);
•
Effected a reverse stock split of its common shares at a ratio of one-for-four and cancelled treasury shares not reserved for compensation plans;
•
Closed and funded a $530.0 million Mortgage Facility which had an outstanding principal balance of $206.9 million as of December 31, 2024;
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
•
Redeemed all remaining outstanding Senior Notes for total cash consideration including expenses of $1,223.0 million and recorded debt extinguishment costs of $6.7 million;
•
Repaid a joint venture mortgage loan for DDRM Properties Joint Venture due in 2024 for $40.9 million ($8.2 million at the Company’s share) and

•
Redeemed all outstanding 6.375% Class A Cumulative Redeemable Preferred Shares and the associated depositary shares (the “Class A Preferred Shares”) for total cash consideration including expenses of $175.0 million plus accrued dividends. In connection with the redemption, the Company recorded a charge of approximately $6.2 million to net income attributable to common shareholders in the fourth quarter of 2024.

Operational Accomplishments

The Company believes the strong leased and commencement rates of its portfolio is attributable to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations and the concentration of the Company’s portfolio in primarily suburban, high household income communities which have witnessed significant population growth, changes in remote work and work-from-home trends, and limited new construction of competing retail properties.

Operating highlights for 2024 included (excluding discontinued operations and properties sold in 2024):

•
Signed new leases and renewals for approximately 0.7 million square feet of GLA on a pro rata basis;
•
Achieved blended lease spreads of 7.8% at the Company’s pro rata share;
•
Total annualized base rent per occupied square foot on a pro rata basis increased to $19.64 at December 31, 2024, as compared to $19.42 at December 31, 2023, primarily due to an increase in occupancy of small shop space and rent increases and
•
Aggregate occupancy was 90.6% at December 31, 2024 on a pro rata basis compared to 89.5% at December 31, 2023. The year over year increase primarily was related to new tenant openings in excess of closings.

Retail Environment

The Company continued to see strong renewals for its space in 2024 from a combination of both national and local retailers. Although certain retailers announced bankruptcies and/or store closures in 2024 other retailers, specifically those in the value and convenience category, continue to expand their store fleets and launch new concepts. As a result, the Company believes that its prospects to backfill spaces vacated by bankrupt or non-renewing tenants are generally good, though such re-tenanting efforts will likely require additional capital expenditures and opportunities to lease any vacant theater spaces that may arise may be more limited. Many of the Company’s largest tenants, including TJX Companies, Dick’s Sporting Goods, Ross and Burlington, remain well positioned with access to capital and have outperformed other retail categories on a relative basis.

Company Fundamentals

The following table lists the Company’s tenants that equal or exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenue and the respective Company-owned shopping center GLA as of December 31, 2024, for the following (1) the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined, (2) the wholly-owned properties and (3) the unconsolidated joint ventures presented at 100%:

			At 100%
	At SITE Centers’ Share		Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
TJX Companies(A)	4.6%	4.9%	4.7%	4.8%	4.6%	5.9%
Dick’s Sporting Goods(B)	4.4%	4.2%	4.6%	4.2%	3.8%	4.9%
Burlington	4.3%	3.8%	5.0%	4.3%	0.8%	1.1%
Kroger(C)	3.6%	2.1%	4.3%	2.5%	0.0%	0.0%
PetSmart	3.3%	3.1%	3.6%	3.4%	1.6%	1.4%
LA Fitness Centers	3.2%	2.3%	3.8%	2.7%	0.0%	0.0%
Best Buy	2.9%	2.8%	2.9%	2.7%	3.4%	3.8%
Ross Stores(D)	2.4%	3.1%	2.3%	3.0%	3.9%	4.8%
Michaels	1.7%	1.9%	1.7%	1.8%	2.1%	2.6%
Five Below	1.7%	1.5%	1.7%	1.6%	1.4%	1.2%
Ulta Beauty	1.5%	0.9%	1.5%	0.8%	1.9%	1.5%

(A)
Includes T.J. Maxx, Marshalls, HomeGoods, Sierra Trading, HomeSense and Combo Store
(B)
Includes Dick’s Sporting Goods and Golf Galaxy
(C)
Includes Kroger, Harris Teeter, King Soopers, Mariano’s and Lucky’s
(D)
Includes Ross Dress for Less and dd’s Discounts

The Company leased approximately 1.3 million square feet (0.7 million square feet at the Company’s share) of GLA in 2024 in its wholly-owned and joint venture portfolios, composed of 19 new leases and 90 renewals, for a total of 109 leases executed in 2024. At December 31, 2024, the Company had 68 leases expiring in 2025 with an average base rent per square foot of $23.46 on a pro rata basis. For the comparable leases executed in 2024, at the Company’s interest, the Company generated positive cash leasing spreads of 14.2% for new leases and 7.4% for renewals, or 7.8% on a blended basis. Cash leasing spreads are a key metric in real estate, representing the percentage increase of the tenant’s annual base rent in the first year of the newly executed or renewal lease, over the annual base rent applicable to the final year of the previous lease term, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity and exclude properties in redevelopment. The Company’s cash leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2024, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $6.85 per rentable square foot, on a pro rata basis, over the lease term, as compared to $4.74 per rentable square foot in 2023. The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2024 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2024	2023
Net income attributable to common shareholders	$516,031	$254,547
FFO attributable to common shareholders	$79,443	$240,199
Operating FFO attributable to common shareholders	$166,724	$247,872
Earnings per share – Diluted	$9.77	$4.85

For the year ended December 31, 2024, the increase in net income attributable to common shareholders, as compared to the prior year, was primarily the result of higher gains on dispositions of real estate and an increase in interest income, partially offset by the impact of net property dispositions, the write-off of fees related to the Mortgage Commitment (defined below), debt extinguishment costs, and impairment charges. The decrease in Funds from Operations (“FFO”) attributable to common shareholders was primarily the result of the impact of net property dispositions and debt extinguishment costs, partially offset by increased interest income. The decrease in Operating FFO attributable to common shareholders generally was due to the impact of net property dispositions, partially offset by increased interest income.

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

If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Undiscounted cash flows relating to assets considered for potential sale include estimated net operating income through potential sale dates and estimates of the assets current fair value based on the best available information, which may include a direct capitalization of such net operating income, letters of intent, broker opinions of value or purchase and sale agreements under negotiation.

Impairment indicators related to significant decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. For certain assets, this may require us to reevaluate the hold period required to recover the asset’s carrying value based on updated undiscounted cash flow estimates and involves reconsideration of our hold period based of our ability and intent to hold the asset. The determination of anticipated undiscounted cash flows in these situations is inherently more subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods, estimated down-time, market rent assumptions, terminal capitalization rates and other available market information.

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

The valuation of real estate assets for impairment is determined using widely accepted valuation techniques including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company utilizes a valuation technique that is based on the characteristics of the specific asset when measuring fair value of an investment. However, a single valuation technique is generally used for the Company’s property type. The significant assumptions include market rental rates, estimated down-time and capitalization rates used in the income capitalization valuation, as well as the projected property net operating income. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

RESULTS OF OPERATIONS

The spin-off of Curbline Properties in October 2024 represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected in the financial results as discontinued operations for all periods presented. For the comparison of the Company’s 2024 performance to 2023 and comparison of the Company’s 2023 performance to 2022 presented below, consolidated shopping center properties owned as of January 1, 2023 and January 1, 2022, respectively, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

				2024	2023
				vs.	vs.
				2023	2022
	2024	2023	2022	$ Change	$ Change
Rental income(A)	$269,286	$444,062	$464,252	$(174,776)	$(20,190)
Fee and other income(B)	8,181	8,553	14,966	(372)	(6,413)
Total revenues	$277,467	$452,615	$479,218	$(175,148)	$(26,603)
(A)
The following table summarizes the key components of rental income (in thousands):

				2024	2023
				vs.	vs.
				2023	2022
Contractual Lease Payments	2024	2023	2022	$ Change	$ Change
Base and percentage rental income(1)	$193,561	$325,000	$334,842	$(131,439)	$(9,842)
Recoveries from tenants(2)	70,360	113,214	118,281	(42,854)	(5,067)
Uncollectible revenue(3)	702	(1,010)	1,593	1,712	(2,603)
Lease termination fees, ancillary and other rental income	4,663	6,858	9,536	(2,195)	(2,678)
Total contractual lease payments	$269,286	$444,062	$464,252	$(174,776)	$(20,190)

(1)
The changes in base and percentage rental income were due to the following (in millions):

	Increase (Decrease)	Increase (Decrease)
	2024 vs. 2023	2023 vs. 2022
Acquisition of shopping centers	$1.0	$—
Comparable Portfolio Properties	1.5	3.1
Disposition of shopping centers	(135.5)	(13.0)
Straight-line rents	1.6	0.1
Total	$(131.4)	$(9.8)

The increase within the Comparable Portfolio Properties for 2023 as compared to 2022 includes the write-off of approximately $8.4 million of below-market lease intangibles due to the early termination of tenant leases.

The increase in Comparable Property Portfolio is due to higher occupancy and annualized base rent per occupied square foot. At December 31, 2024 and 2023, the Comparable Properties consisted of 22 wholly-owned properties as of each balance sheet date that had an aggregate occupancy rate of 90.6% and 89.5% and an average annualized base rent per occupied square foot of $19.81 and $19.63, respectively.

(2)
Recoveries from tenants were approximately 73.5% and 78.7% of operating expenses and real estate taxes for the years ended December 31, 2024 and 2023, respectively. The decrease in the recovery percentage primarily was due to a combination of transactional activity and the mix of properties sold.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.

(B) Fee and Other Income was primarily earned from the Company’s unconsolidated joint ventures and Curbline Properties. The decrease primarily relates to lower fee revenue from joint ventures as a result of asset sales. The components of Fee and Other Income are presented in Note 1, “Summary of Significant Accounting Policies—Fee and Other Income,” to the Company’s consolidated financial statements included herein. Decreases in the number of assets under management will impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise. See “— Sources and Uses of Capital” included elsewhere herein.

Expenses from Operations (in thousands)

				2024	2023
				vs.	vs.
				2023	2022
	2024	2023	2022	$ Change	$ Change
Operating and maintenance(A)	$55,372	$78,306	$81,893	$(22,934)	$(3,587)
Real estate taxes(A)	40,292	65,501	72,716	(25,209)	(7,215)
Impairment charges(B)	66,600	—	2,536	66,600	(2,536)
General and administrative(C)	47,080	50,867	46,564	(3,787)	4,303
Depreciation and amortization(A)	101,344	180,611	177,012	(79,267)	3,599
	$310,688	$375,285	$380,721	$(64,597)	$(5,436)

(A)
The changes were due to the following (in millions):

Comparison of 2024 to 2023
	2024 vs. 2023 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.2	$0.2	$0.5
Comparable Portfolio Properties	(0.1)	0.5	(2.0)
Disposition of shopping centers	(23.0)	(25.9)	(77.8)
	$(22.9)	$(25.2)	$(79.3)

Comparison of 2023 to 2022
	2023 vs. 2022 $ Change
	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$—	$—	$—
Comparable Portfolio Properties	(2.2)	(0.1)	2.9
Disposition of shopping centers	(1.4)	(7.1)	0.7
	$(3.6)	$(7.2)	$3.6

The decrease in depreciation for the Comparable Portfolio Properties in 2024 vs. 2023 was primarily due to the impact of acceleration of depreciation related to terminations and write-off of intangibles in 2023.

(B)
There were $66.6 million of impairment charges recorded for the year ended December 31, 2024, triggered by changes in hold period assumptions. For the year ended December 31, 2022, the $2.5 million impairment charge resulted from a tenant exercising a fixed-price purchase option on their building pursuant to the lease agreement. Impairment charges are presented in Note 11, “Impairment Charges,” to the Company’s consolidated financial statements included herein.
(C)
General and administrative expenses for 2023 included costs related to a May 2023 restructuring plan, which included a voluntary retirement offer and other costs to align the Company’s cost structure and technology platform with current and future expected operations and resulted in charges to general and administrative costs of $5.0 million for the year ended December 31, 2023. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

				2024	2023
				vs.	vs.
				2023	2022
	2024	2023	2022	$ Change	$ Change
Interest expense(A)	$(59,463)	$(80,482)	$(76,074)	$21,019	$(4,408)
Interest income(B)	31,620	4,348	—	27,272	4,348
Debt extinguishment costs(C)	(42,822)	(50)	(581)	(42,772)	531
Gain on debt retirement(D)	1,037	—	—	1,037	—
Loss on equity derivative instruments(E)	(4,412)	2,103	—	(6,515)	2,103
Transaction and other expenses(F)	(2,184)	(836)	(1,949)	(1,348)	1,113
	$(76,224)	$(74,917)	$(78,604)	$(1,307)	$3,687
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2024	2023	2022
Weighted-average debt outstanding (in billions)	$1.0	$1.7	$1.8
Weighted-average interest rate	5.3%	4.5%	4.1%

In 2024, the Company simplified its debt structure. As of December 31, 2024, the Company’s consolidated indebtedness consisted of two outstanding mortgages (the Mortgage Facility and a mortgage loan encumbering Nassau Park Pavilion) with an aggregate outstanding balance of $306.8 million, a weighted-average interest rate (based on contractual rates excluding amortization of debt issuance costs) of 6.9% and a weighted-average maturity (prior to exercise of applicable extension options) of 2.4 years. The weighted-average interest rate (based on contractual rates and excluding amortization of debt issuance costs) was 4.3% and 4.1% at December 31, 2023 and 2022, respectively. At December 31, 2023, the weighted-average maturity (without extensions) was 2.5 years. Interest costs capitalized in conjunction with redevelopment projects were $0.6 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(B)
Related to excess cash as a result of sale proceeds maintained in money market accounts.
(C)
In 2024, related primarily to the write off of loan costs and commitment fees and payment of debt extinguishment costs due to the termination of the Mortgage Commitment ($21.2 million), the Revolving Credit Facility ($3.9 million), redemption of the Senior Notes ($6.7 million), pay-off of the Term Loan ($0.9 million) and the release of properties from the Mortgage Facility ($10.1 million).
(D)
Related to the repurchase of a portion of the Senior Notes for total cash consideration, including expenses, of $87.1 million and the write-off of a fair value discount.
(E)
Derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on the Senior Notes. The hedge was terminated in conjunction with the redemption of the Senior Notes and the Company received a cash payment of $1.3 million in 2024.
(F)
In 2024, primarily consists of transactions costs for abandoned deals and an adjustment to reflect the fair value of services received and provided to Curbline Properties under the Shared Services Agreement.

Other Items (in thousands)

				2024	2023
				vs.	vs.
				2023	2022
	2024	2023	2022	$ Change	$ Change
Equity in net income of joint ventures(A)	$82	$6,577	$27,892	$(6,495)	$(21,315)
Gain on sale and change in control of interests(B)	2,669	3,749	45,581	(1,080)	(41,832)
Gain on disposition of real estate, net(C)	633,219	218,655	46,644	414,564	172,011
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(761)	(2,045)	(816)	1,284	(1,229)
Income from discontinued operations(D)	6,060	36,372	29,598	(30,312)	6,774
Income attributable to non-controlling interests, net	—	(18)	(73)	18	55
(A)
The reduction in income is the result of gains recognized in 2023 from joint venture asset sales. At December 31, 2024, 2023 and 2022 the Company had an economic investment in unconsolidated joint ventures which owned 11, 13 and 18 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 3, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2024, the Company acquired its partner’s 80% interest in one asset previously owned by DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $35.4 million and stepped up its 20% interest due to change in control. In 2023, the Company recorded a gain related to additional proceeds received related to an unconsolidated joint venture that sold its sole asset, a parcel of undeveloped land in Richmond Hill, Ontario, which was considered contingent at the time of the sale. In 2022, the Company recorded a $3.3 million gain from the acquisition of its joint venture partner’s 80% equity in an asset (Casselberry Commons) owned by the DDRM Joint Venture, a $16.8 million gain from the sale of its 20% interest in the SAU Joint Venture to its partner and a $25.4 million gain from the sale of its 50% interest in Lennox Town Center to its partner.
(C)
The Company sold 40 and 17 wholly-owned shopping centers (excluding certain convenience parcels that were retained and later included in the spin-off of Curbline Properties) in 2024 and 2023, respectively. In addition, one land parcel was also sold in 2024. Five wholly-owned shopping centers and land parcels were sold in 2022. See “— Sources and Uses of Capital” included elsewhere herein.

(D)
The decrease in 2024 as compared to 2023 is due to the fact that 2024 results are through the spin-off date as compared to a full year in 2023 as well as $30.7 million in transactions costs related to the spin-off of Curbline Properties. The increase in 2023 as compared to 2022 was due to properties acquired during 2023 and 2022 which were included in the spin-off.

Net Income (in thousands)

				2024	2023
				vs.	vs.
				2023	2022
	2024	2023	2022	$ Change	$ Change
Net income attributable to SITE Centers	$531,824	$265,703	$168,719	$266,121	$96,984

The increase in net income in 2024 attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to the higher gain on disposition of real estate recognized in 2024 and interest income partially offset by impairment charges, debt extinguishment costs and the net impact of property sales. The increase in net income attributable to SITE Centers in 2023, as compared to the prior-year period was primarily attributable to the higher gain on disposition of real estate recognized in 2023, base rent growth, the write-off of below market lease intangibles and the net impact of property acquisitions, partially offset by lower joint venture management fees, higher interest expense, higher depreciation expense and separation and charges included within general and administrative expenses related to the restructuring plan initiated in May 2023.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change
FFO attributable to common shareholders	$79,443	$240,199	$(160,756)
Operating FFO attributable to common shareholders	166,724	247,872	(81,148)

The decrease in FFO for the year ended December 31, 2024, as compared to the prior-year period, was primarily attributable to the impact from net property dispositions, debt extinguishment costs and transaction costs associated with the spin-off of Curbline, which are included in income from discontinued operations, partially offset by increased interest income. The decrease in Operating FFO attributable to common shareholders generally was due to the impact of net property dispositions, partially offset by increased interest income.

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

	For the Year Ended December 31,
	2024	2023
Net income attributable to common shareholders	$516,031	$254,547
Depreciation and amortization of real estate investments	97,186	175,156
Equity in net income of joint ventures	(82)	(6,577)
Joint ventures’ FFO(A)	6,040	7,981
Discontinued operations’ FFO adjustments(B)	29,556	31,478
Non-controlling interests (OP Units)	—	18
Impairment of real estate	66,600	—
Gain on sale and change in control of interests	(2,669)	(3,749)
Gain on disposition of real estate, net	(633,219)	(218,655)
FFO attributable to common shareholders	79,443	240,199
Separation and other charges	1,709	5,752
Discontinued operations’ transaction and debt extinguishment costs	30,851	2,376
Transaction, debt extinguishment and other (at SITE’s share)	44,154	1,648
Write-off of preferred share original issuance costs	6,155	—
Derivative mark-to-market	4,412	(2,103)
Non-operating items, net	87,281	7,673
Operating FFO attributable to common shareholders	$166,724	$247,872

(A)
At December 31, 2024 and 2023, the Company had an economic investment in unconsolidated joint ventures which owned 11 and 13 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Net income attributable to unconsolidated joint ventures	$5,611	$21,246
Depreciation and amortization of real estate investments	26,948	32,578
Gain on disposition of real estate, net	(10,354)	(21,316)
FFO	$22,205	$32,508
FFO at SITE Centers’ ownership interests	$6,040	$7,981
Operating FFO at SITE Centers’ ownership interests	$6,229	$8,742

(B)
Discontinued operations’ FFO adjustments are summarized as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Depreciation and amortization of real estate investments	$29,556	$31,849
Gain on disposition of real estate, net	—	(371)
Discontinued operations’ FFO adjustments	$29,556	$31,478

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

As of December 31, 2024, the Company had $306.8 million aggregate principal amount of consolidated indebtedness outstanding (as compared to $1.6 billion at December 31, 2023) consisting of the Mortgage Facility having an outstanding principal balance of $206.9 million and a mortgage loan secured by Nassau Park Pavilion having an outstanding principal balance of $99.9 million. In addition, as of December 31, 2024, the Company’s unconsolidated joint ventures had $441.8 million of indebtedness ($106.6 million at SITE’s share).

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

The Company expects that operating expenses, redevelopment activities and capital expenditures will generally be financed through cash provided from operating activities and asset sales. At December 31, 2024, the Company had an unrestricted cash balance of $54.6 million. As of December 31, 2024, the Company anticipates that it has approximately $32.9 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement. The Company believes it has sufficient liquidity to operate its business at this time.

2024 Financing Activities

The Company repositioned its capital structure during the course of 2024 in order to provide leverage levels and liquidity following the separation of Curbline Properties.

Mortgage Facility

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company (collectively, the “Lenders”). The Company used proceeds from the closing together with cash on hand from asset sales to repay its outstanding senior unsecured indebtedness as described below and to capitalize Curbline.

In connection with the Mortgage Facility’s closing, certain wholly-owned subsidiaries of the Company (collectively, the “Borrowers”) delivered certain promissory notes (collectively, the “Notes”) evidencing their obligation to pay principal, interest and other amounts under the Mortgage Facility. The Notes are secured by, among other things, mortgages encumbering the Borrowers’ respective properties (a total of 23 properties at closing) (collectively, the “Properties”) and related personal property, leases and rents.

The Mortgage Facility will mature on September 6, 2026, subject to two one-year extensions at the Borrowers’ option (subject to satisfaction of certain conditions). The interest rate applicable to the Notes is equal to 30-day term Secured Overnight Financing Rate (“SOFR”) (subject to a rate index floor of 3.50%) plus a spread of 2.75% per annum. The Borrowers are required to maintain an interest rate cap with respect to the principal amount of the Notes having a 30-day term SOFR strike rate equal to 6.25%. During the continuance of an event of default, the contract rate of interest on the Notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) 4% above the interest rate then otherwise applicable.

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

All Property rents are deposited into lockbox accounts in the name of the Borrowers for the benefit of and controlled by the Lenders. So long as no Trigger Period (as defined below) is continuing, Borrowers will have control over all funds in such lockbox accounts. During a Trigger Period, substantially all amounts in the lockbox accounts will be remitted to a cash management account controlled by the Lenders on a daily basis and will be used by the Lenders to fund monthly debt service, real estate taxes, insurance, required reserves, other amounts owing to the Lenders and other property-level operating costs, with all remaining amounts to be held by the Lenders as additional collateral for the Mortgage Facility. A “Trigger Period” commences (i) upon the occurrence of any event of default under the Mortgage Facility (and ends upon the cure or waiver of the event of default); (ii) when the debt yield falls below

10.5% (and ends when the debt yield exceeds 10.5% for one calendar quarter); or (iii) upon any bankruptcy action with respect to any Borrower or manager of a Property that has not been discharged within 60 days of filing.

Throughout the term of the Mortgage Facility, the Company is required to maintain (i) a net worth of not less than 15% of the then outstanding principal amount of the loan (but in no event less than $100.0 million) and (ii) minimum liquid assets of not less than 5% of the then outstanding principal amount of the loan (but in no event less than $15.0 million).

The Company is required to comply with certain other covenants under the Mortgage Facility. The Company was in compliance with these covenants at December 31, 2024.

As of December 31, 2024, the Mortgage Facility had an outstanding principal balance of $206.9 million and was secured by 13 Properties.

Termination of Mortgage Commitment

In connection with the Mortgage Facility’s closing, the Company terminated the commitment (the “Mortgage Commitment”) that it had obtained from the a different group of lenders in October 2023 to provide a $1.1 billion financing secured by 40 of the Company’s properties.

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

Redemption of Series A Preferred Shares

On November 26, 2024, the Company redeemed all of its outstanding Class A Preferred Shares for a total cash consideration of $175.0 million plus accrued dividends.

Consolidated Indebtedness – As of December 31, 2024

In addition to amounts outstanding under the Mortgage Facility, the Company had outstanding consolidated indebtedness at December 31, 2024 of $99.9 million, which consisted of a mortgage loan encumbering one property (Nassau Park Pavilion, Princeton, New Jersey), maturing in November 2028. No assurance can be provided that the Company’s debt obligations will be refinanced or repaid as currently anticipated. See Item 1A. Risk Factors.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – As of December 31, 2024

The outstanding indebtedness of the Company’s unconsolidated joint ventures at December 31, 2024, which matures in the subsequent 14-month period (i.e., through February 28, 2026), is $61.2 million or $30.4 million at the Company’s share which is expected to be extended in accordance with the loan documents.

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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Cash flow provided by operating activities	$112,044	$238,533
Cash flow provided by investing activities	1,843,903	559,899
Cash flow used for financing activities	(2,457,312)	(250,615)

Changes in cash flow for the year ended December 31, 2024, compared to the prior year are as follows:

Operating Activities: Cash provided by operating activities decreased by $126.5 million primarily due to lower rental income as a result of disposition activity and transaction costs related to the spin-off of Curbline Properties partially offset by an increase in interest income.

Investing Activities: Cash from investing activities increased by $1.3 billion primarily due to the following:

•
Increase in real estate assets acquired, developed and improved of $12.1 million;
•
Increase in proceeds from disposition of real estate and joint ventures of $1.3 billion and
•
Decrease in distributions from unconsolidated joint venture of $8.0 million.

Financing Activities: Cash used for financing activities increased by $2.2 billion primarily due to the following:

•
Increase in the repayment of the Senior Notes of $1.2 billion;
•
Increase in repayment of Term Loan and Mortgage Facility debt of $520.4 million partially offset by increase in proceeds from mortgage debt of $430.0 million;
•
Redemption of Class A Preferred Shares of $175.0 million;
•
Contribution of unrestricted cash to Curbline of $800.0 million;
•
Increase in dividends paid in 2024 of $7.5 million due to a special dividend paid in January 2024 and
•
Repurchases of common shares in 2023 of $26.6 million.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share cash dividends of $64.4 million in 2024 (in addition to the value of the distribution of Curbline Properties common stock), as compared to $154.1 million of cash dividends declared in 2023. In order to maximize the capitalization of Curbline and preserve funds for operations, the Company did not declare a dividend on its common shares with respect to the third and fourth quarter of 2024. Because actual distributions were greater than 100% of taxable income, the Company does not expect to incur federal income taxes in 2024.

The Company declared aggregate cash dividends of $1.04 per common share in 2024 (adjusted to reflect the one-for-four reverse stock split of the Company’s common shares in August 2024). The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors. The Company does not currently expect to make regular quarterly dividend payments in the future. Instead, the Company intends to pursue a dividend policy of retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements and minimizing federal income taxes. The Company expects that the frequency and timing of future dividends will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and prudent management of liquidity and overall leverage levels in connection with ongoing operations. The Company is required by the Code to distribute at least 90% of its REIT taxable income; however, there can be no assurances as to the timing and amounts of future dividends.

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of December 31, 2024, the Company had repurchased an aggregate of 0.5 million of its common shares under this program at an aggregate cost of $26.6 million, or $53.76 per share (as adjusted to give effect to the one-for-four reverse split of the Company’s common shares in August 2024).

In May 2024, the Company terminated its $250.0 million “at the market” continuous equity program.

Prior to the commencement of trading on August 19, 2024, in anticipation of the spin-off of Curbline Properties, the Company effected a reverse stock split of its common shares, at a ratio of one-for-four and cancelled all outstanding treasury shares not specifically reserved to satisfy the Company’s compensation plans.

In the fourth quarter of 2024, the Company redeemed all of its Class A Preferred Shares at a redemption price of $500.00 per Class A Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.6302 per Class A Preferred Share (or $0.1815 per depositary share). The Company recorded a charge of $6.2 million to net income attributable to common shareholders, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid-in capital upon original issuance.

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

Prior to the spin-off of Curbline, the Company used proceeds from the closing and funding of the Mortgage Facility and asset sales to redeem and/or repay all of the Company’s outstanding unsecured indebtedness. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating whether and when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. As of February 28, 2025, the Company was in the beginning stages of marketing a select number of assets for sale, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and capital markets conditions. The Company expects to use proceeds from any additional asset sales to repay outstanding indebtedness (including the Mortgage Facility) and make distributions to shareholders. Following the termination of the Company’s Revolving Credit Facility in August 2024, the Company also plans to conservatively manage its cash position in order to provide adequate resources to fund ongoing operations.

2024 Transactions Activity

Acquisitions

During 2024, the Company acquired 14 convenience centers for an aggregate gross purchase price of $219.2 million, all of which were included in the spin-off of Curbline.

In addition, the Company acquired the following shopping centers (in thousands) for the benefit of its consolidated shopping center portfolio:

Date Acquired	Property Name	City, State	Total Owned GLA	Gross Purchase Price
April 2024	Collection at Brandon Boulevard—Ground Lease(A)	Tampa, Florida	—	$1,000
May 2024	Meadowmont Crossing(B)	Chapel Hill, North Carolina	92	8,932
May 2024	Meadowmont Market(B)	Chapel Hill, North Carolina	45	8,784
			137	$18,716
(A)
Acquired the fee interest in a land parcel at this center.
(B)
Acquired from the DDRM Properties Joint Venture.

Dispositions

During 2024, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
January 2024	Marketplace at Highland Village	Highland Village, Texas	207	$42,100
January 2024	Casselberry Commons (A)	Casselberry, Florida	237	40,300
March 2024	Chapel Hills East	Colorado Springs, Colorado	225	37,000
April 2024	Cool Springs Pointe	Brentwood, Tennessee	198	34,550
April 2024	Market Square(A)	Douglasville, Georgia	117	15,600
June 2024	Johns Creek Towne Center	Suwanee, Georgia	303	58,850
June 2024	Six property portfolio(A)	Various	2,368	495,000
June 2024	Carillon Place(A)	Naples, Florida	250	54,700
June 2024	The Hub	Hempstead, New York	249	41,000
June 2024	Cumming Marketplace (Lowe's parcel)	Cumming, Georgia	135	17,200
June 2024	Belgate Shopping Center	Charlotte, North Carolina	269	47,250
July 2024	Two property portfolio(A)	Cumming, Georgia	406	67,530
July 2024	Midway Plaza (A)	Tamarac, Florida	218	36,425
July 2024	Bandera Pointe(A)	San Antonio, Texas	438	58,325
July 2024	Lee Vista Promenade	Orlando, Florida	314	68,500
August 2024	Three property portfolio(A)	Various	894	137,500
August 2024	Guilford Commons	Guilford, Connecticut	129	26,500
August 2024	Woodfield Village Green	Schaumburg, Illinois	390	93,200
August 2024	Falcon Ridge Town Center (A)	Fontana, California	250	64,700
August 2024	Centennial Promenade	Centennial, Colorado	443	98,100
September 2024	White Oak Village(A)	Richmond, Virginia	398	63,503
September 2024	Springfield Center	Springfield, Virginia	177	49,100
September 2024	Hamilton Marketplace(A)	Hamilton, New Jersey	485	116,500
September 2024	Whole Foods at Bay Place	Oakland, California	57	44,400
September 2024	The Shops at Midtown Miami(A)	Miami, Florida	348	83,750
September 2024	Ridge at Creekside(A)	Roseville, California	186	39,750
September 2024	Echelon Village Plaza(A)	Voorhees, New Jersey	85	8,500
September 2024	Three property portfolio(A)	Various	960	180,500
September 2024	University Hills(A)	Denver, Colorado	210	56,500
September 2024	Village Square at Golf	Boynton Beach, Florida	135	31,101
September 2024	Collection at Brandon Boulevard	Brandon, Florida	222	37,200
			11,303	$2,245,134
(A)
GLA excludes some square footage relating to convenience parcels retained by the Company at the time of the sale and subsequently included in the spin-off of Curbline Properties.

Joint Venture Dispositions

In May 2024, the Company acquired one asset owned by the DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $44.2 million ($8.8 million at the Company’s share) which included a convenience parcel subsequently included in the Curbline Properties spin-off. In June 2024, the DDRM Properties Joint Venture sold one asset (Hilltop Plaza, Richmond, California) for $36.5 million, of which the Company’s share was $7.3 million. There are no remaining assets in this joint venture.

Equity Transactions

In the fourth quarter of 2024, the Company redeemed all of its Class A Preferred Shares at a redemption price of $500.00 per Class A Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.6302 per Class A Preferred Share (or $0.1815 per depositary share). The Company recorded a charge of $6.2 million to net income attributable to common shareholders, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid-in capital upon original issuance.

Redevelopment Projects

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes expanding, improving and re-tenanting various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At December 31, 2024, the Company had approximately $2.7 million in construction in progress in various active re-tenanting projects. At December 31, 2024, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $32.9 million.

2023 Transactions Activity

Acquisitions

During 2023, the Company acquired 12 convenience centers for an aggregate gross purchase price of $165.1 million, all of which were included in the spin-off of Curbline.

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
(A)
GLA excludes some square footage relating to convenience parcels retained by the Company at the time of the sale and subsequently included in the spin-off of Curbline Properties.
(B)
Includes Lake Brandon Plaza, North Pointe Plaza and The Shoppes at New Tampa.

During 2023, unconsolidated shopping centers sold by the DDRM Joint Venture generated proceeds totaling $112.2 million of which the Company’s share was $22.4 million.

Equity Transactions

In the first quarter of 2023, the Company repurchased 0.4 million of its common shares in open market transactions at an aggregate cost of $20.0 million, or $53.73 per share (adjusted to give effect to the one-for-four reverse split of the Company’s common shares in August 2024) with the remaining proceeds from the sale of wholly-owned properties in the fourth quarter of 2022 and proceeds from the sale of joint venture properties.

In the second quarter of 2023, the Company repurchased 35,158 operating partnership units (“OP Units”) in a privately negotiated transaction at an aggregate cost of $1.7 million, or $49.36 per share (adjusted to give effect to the one-for-four reverse split of the Company’s common shares in August 2024). Following the repurchase, the Company has no outstanding OP Units.

Redevelopment Projects

The Company invested approximately $82 million in various consolidated active redevelopment and other projects during 2023.

2022 Transactions Activity

Acquisitions

During 2022, the Company acquired 15 convenience centers for an aggregate gross purchase price of $306.8 million, all of which were included in the spin-off of Curbline. In addition, the Company acquired its joint venture partner’s 80% equity interest from the DDRM Joint Venture for one asset which included a convenience center component. The purchase price was $44.5 million at 100% (or $35.6 million at 80%).

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

In 2022, the Company acquired its joint venture partner’s 80% equity interest in one asset owned by the DDRM Joint Venture for $35.6 million (including the portion included in the Curbline Properties spin-off) and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on change in control of interests of $3.3 million.

The Company sold its 20% interest in the SAU Joint Venture to its partner based on a gross asset value of $155.7 million (at 100%). In addition, the Company sold its 50% interest in Lennox Town Center to its partner based on a gross asset value of $77.0 million (at 100%). These transactions resulted in a Gain on sale and change in control of interests of $42.2 million.

Equity Transactions

In the first and second quarters of 2022, the Company settled 0.6 million common shares which were offered and sold on a forward basis under its $250 million continuous equity program, resulting in gross proceeds of $38.3 million, or $63.16 per share. In the third and fourth quarters of 2022, the Company repurchased 0.9 million of its common shares in open market transactions at an aggregate cost of $48.9 million, or $52.37 per share. The per share amounts have been adjusted to give effect to the one-for-four reverse split of the Company’s common shares in August 2024.

Redevelopment Projects

The Company invested approximately $75 million in various consolidated active redevelopment and other projects during 2022.

CAPITALIZATION

At December 31, 2024, the Company’s capitalization consisted of $306.8 million of debt and $801.7 million of market equity (calculated as common shares outstanding multiplied by $15.29, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2024).

In July 2024, the Company announced a one-for-four reverse stock split of its common shares. Split-adjusted trading began on the New York Stock Exchange at the opening of trading on August 19, 2024.

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities. Accordingly, the Company may seek to obtain funds through additional debt or asset sales. In connection with the spin-off of Curbline, the Company used proceeds from the Mortgage Facility together with proceeds from asset sales to repay all of the Company’s outstanding unsecured indebtedness and therefore no longer maintains a revolving line of credit or an investment grade rating. The Company may not be able to obtain financing on favorable terms, or at all.

The Mortgage Facility contains certain operating and financial covenants, including net worth and liquidity requirements, and includes provisions that could restrict the Company’s access and use of rent collections from mortgaged properties in the event the debt yield falls below a certain threshold or an event of default occurs. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. In addition, the Mortgage Facility permits the acceleration of maturity and foreclosure in the event of breaches of affirmative or negative covenants. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has addressed all of its consolidated debt maturing in 2025. The Company expects to fund repayment of future maturities from cash on hand, proceeds from asset sales and other investments, cash flow from operations and/or additional debt financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

Other Guaranties

In conjunction with the redevelopment of shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.4 million for its properties (excluding Curbline redevelopment noted below) as of December 31, 2024. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows or asset sales. These contracts typically can be changed or terminated without penalty.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of December 31, 2024, such redevelopment projects were estimated to cost $32.9 million to complete.

In connection with the sale of two properties in 2024, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, all of which were recorded as a liability. As of December 31, 2024, the Company had a liability of approximately $7.2 million. The amount is recorded in accounts payable and other liabilities on the Company’s consolidated balance sheets.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.3 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2024, the Company had letters of credit outstanding of $9.2 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which serve as collateral to secure the Company’s obligation to third-party insurers with respect to limited reinsurance provided by the Company’s captive insurance company.

The Company is a party to employment contracts with its Chief Financial Officer and its General Counsel. These contracts generally provide for base salary, bonuses based on factors including the performance of the Company and the executive, participation in the Company’s retirement plans, health and welfare benefits and reimbursement of various qualified business expenses. These employment agreements have indefinite terms subject to termination by either the Company or the executive without cause upon at least 90 days’ notice and the payment of severance and other amounts to the executive under certain circumstances. The Company is not a party to employment contracts with its Chief Executive Officer or Chief Investment Officer whose services are provided to the Company by Curbline Properties pursuant to the terms of the Shared Services Agreement. The term of the Shared Services Agreement expires on October 1, 2027, subject to earlier termination by the Company or Curbline Properties as provided therein (and the Company’s payment of a termination fee to Curbline Properties under certain circumstances).

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

The Company benefits from a diversified tenant base, where only six tenants’ annualized rental revenue equals or exceeds 3% of the Company’s annualized consolidated revenues plus the Company’s proportionate share of unconsolidated joint venture revenues. Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically, these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. The Company executed new leases and renewals aggregating approximately 0.7 million square feet of space on a pro rata basis for the year ended December 31, 2024. At December 31, 2024 and 2023, the shopping center portfolio occupancy, on a pro rata basis, was 90.6% and 89.5%, respectively, and the total portfolio average annualized base rent, on a pro rata basis, was $19.64 and $19.42, respectively. Historical occupancy has generally ranged from 89% to 94% over the last 10 years. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the years ended December 31, 2024 and 2023, on a pro rata basis, was $6.85 and $4.74 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals. The comparability of period-over-period operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities.

Inflation, higher interest rates and concerns over consumer spending, along with the volatility of global capital markets, continue to pose risks to the U.S. economy, retail sales, and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to launch new concepts and expand their store fleets within the suburban, high household income communities in which many of the Company’s properties are located. As a result, the Company believes that its prospects to backfill vacant spaces or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results or the valuation of its properties (see Item 1A. Risk Factors).

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, dispositions and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A. Risk Factors).

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
•
The Company may be subject to potential exposure to unexpected claims, liabilities or costs under the Company's agreements with Curbline and the Operating Partnership or otherwise in connection with the spin-off;
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
•
Disruptions in the financial markets could affect the Company’s ability to obtain financing on reasonable terms and have other adverse effects on the Company, the valuation of its properties and the market price of the Company’s common shares;
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
•
The Company is subject to complex regulations related to its status as a REIT, the compliance with which has become more complex as a result of changes to the Company’s asset portfolio, and would be adversely affected if it failed to qualify as a REIT for any reason;
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
•
The Company could be subject to potential liabilities, increased costs, reputation harm and other adverse effects on the Company’s business due to stakeholders’, including regulators’, views regarding the Company’s environmental, social and governance initiatives and disclosures, and the impact of factors outside of the Company’s control on such initiatives and disclosures;
•
The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations;
•
The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including in response to changing market conditions;
•
A change in the Company’s relationship with Curbline Properties and the Company’s ability to retain qualified personnel and adequately manage the Company in the event the Shared Services Agreement is terminated;
•
Potential conflicts of interest with Curbline Properties and
•
The Company and its vendors could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines or penalties.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At December 31, 2024, the Company’s debt, excluding unconsolidated joint venture debt and the impact of the reclassification from accumulated other comprehensive income to interest expense related to the terminated interest rate swap, is summarized as follows:

	December 31, 2024				December 31, 2023 (A)
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$98.5	3.8	6.7%	32.7%	$1,600.5	2.5	4.3%	100.0%
Variable-Rate Debt	$202.9	1.7	7.1%	67.3%	$—	—	—	0.0%

(A) Excludes unconsolidated joint venture debt and adjusted to reflect the swap of the variable-rate (SOFR) component of interest rate applicable to the Company’s $200.0 million Term Loan to a fixed rate of 2.75%.

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	December 31, 2024				December 31, 2023
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$365.4	$73.1	4.0	6.4%	$361.7	$72.3	5.0	6.4%
Variable-Rate Debt	$61.0	$30.3	0.9	5.0%	$102.6	$39.0	0.8	4.5%

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2024, would result in an increase in interest expense of approximately $2.0 million for the Company.

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

The carrying value of the Company’s fixed-rate debt was adjusted to include the $200.0 million of variable-rate debt that was swapped to a fixed rate at December 31, 2023. An estimate of the effect of a 100 basis-point increase at December 31, 2024 and 2023, is summarized as follows (in millions):

	December 31, 2024			December 31, 2023(A)
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value		100 Basis-Point Increase in Market Interest Rate
Company’s fixed-rate debt	$98.5	$102.3	$99.1	$1,600.5	$1,575.5	(A)	$1,539.9	(B)
Company’s proportionate share of joint venture fixed-rate debt	$73.1	$73.5	$71.1	$72.3	$73.8		$70.8

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

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional debt financing. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2024, the Company had no other material exposure to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Five Directors—Director Nominees for Election at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (the “2025 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Two: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2025 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2025 Proxy Statement. The following table sets forth the number of securities issued and outstanding under the Company’s existing stock compensation plans, as of December 31, 2024, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	310,113	(2)	$30.96	(3)	2,667,768	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	310,113		$30.96		2,667,768

(1)
Includes the Company’s 2012 Equity and Incentive Compensation Plan and 2019 Equity and Incentive Compensation Plan.

(2)
Includes 79,361 stock options outstanding and 230,752 restricted stock units that are expected to be settled in shares upon vesting.

(3)
Restricted stock units are not taken into account in the weighted-average exercise price as such awards have no exercise price.

(4)
All of these shares may be issued with respect to award vehicles other than just stock options or share appreciation rights or other rights to acquire shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Five Directors—Transactions with the Otto Family” and “Proposal One: Election of Five Directors—Independent Directors” and “Corporate Governance and Other Matters—Related-Party Transactions” sections of the Company’s 2025 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Three Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2025 Proxy Statement.

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

b) Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated October 1, 2024, by and between SITE Centers Corp. and Curbline Properties Corp. and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
2.2	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. and Retail Value, Inc.	Current Report on Form 8-K (Filed with the SEC on July 3, 2018)
3.1	Fourth Amended and Restated Articles of Incorporation, as amended	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
3.2	Amended and Restated Code of Regulations	Quarterly Report on Form 10-Q (Filed with the SEC on November 2, 2018)
4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012)
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Submitted electronically herewith
10.1	2005 Directors’ Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on 10-Q (Filed with the SEC on August 5, 2019)
10.2	Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019)
10.3	Adoption Agreement Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019)
10.4	Amendment One to the SITE Centers Corp. Elective Deferred Compensation Plan, effective September 1, 2024*	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)

10.5	2019 Equity and Incentive Compensation Plan*	Registration Statement filed on Form S-8 (Filed with the SEC on May 9, 2019)
10.6	2019 Equity and Incentive Compensation Plan (October 1, 2024 Amendment and Restatement)*	Submitted electronically herewith
10.7	Form of 2019 Plan Restricted Share Units Award Memorandum (governing grants made in 2021, 2022, 2023 and 2024)*	Quarterly Report on Form 10-Q (Filed with the SEC October 30, 2020)
10.8	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2021, 2022, 2023 and 2024)*	Quarterly Report on Form 10-Q (Filed with the SEC on April 29, 2021)
10.9	Form of Director Restricted Share Units Award Agreement*	Submitted electronically herewith
10.10	Notice of Adjustment of Outstanding SITE Centers Corp. Equity Awards (CURB Spin-off – SITC Employees), effective as of October 1, 2024	Submitted electronically herewith
10.11	Notice of Adjustment of Outstanding SITE Centers Corp. Equity Awards (CURB Spin-off – CURB Employees), effective as of October 1, 2024	Submitted electronically herewith
10.12	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and David R. Lukes*	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
10.13	Assigned Employment Agreement, dated as of September 1, 2024, by and between SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and Conor Fennerty*	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
10.14	Assigned Employment Agreement, dated as of September 1, 2024, by and between SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and John Cattonar*	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
10.15	Employment Agreement, dated August 28, 2024, by and between SITE Centers Corp. and Gerald Morgan*	Submitted electronically herewith
10.16	Employment Agreement, dated April 8, 2024, by and between SITE Centers Corp. and Aaron Kitlowski*	Submitted electronically herewith
10.17	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017)
10.18	Shared Services Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
10.19	Tax Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
10.20	Employee Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
10.21

Loan Agreement, dated August 7, 2024, by and among various SITE Centers Corp. subsidiaries and ATLAS Securitized Products Funding 1, L.P., Athene Annuity and Life Company, and Fox Hedge Intermediate B, LLC

Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
19.1	Policy on Insider Trading	Submitted electronically herewith
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith

97.1	Clawback Policy Effective October 2, 2023	Annual Report on Form 10-K (Filed with the SEC on February 23, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.	Submitted electronically herewith

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SITE Centers Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Identification of Impairment Indicators and Impairment Assessments of Certain Real Estate Assets

As described in Notes 1 and 4 to the consolidated financial statements, the carrying value of the Company’s total real estate assets, net was $772.0 million and net intangible assets was $12.9 million as of December 31, 2024. Management reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods or significant, prolonged decreases in projected cash flows. For assets with impairment indicators, management determines if the undiscounted future cash flows are sufficient to recover the asset’s carrying value. For certain properties, estimating undiscounted future cash flows involves significant estimates and judgments relating to market rental rates, estimated down-time and capitalization rates used, to determine the hold period required to recover the asset’s carrying value and assessing if the Company has the ability and intent to hold the asset for such period.

The principal considerations for our determination that performing procedures relating to the identification of impairment indicators and impairment assessments of certain real estate assets is a critical audit matter are (i) the significant judgment by management to identify and evaluate potential impairment indicators related to (a) events or changes in circumstances indicating that the carrying value of the real estate assets may not be recoverable over the estimated hold period, (b) changes in estimated hold periods, and (c) prolonged decreases in projected cash flows, (ii) the significant estimates and judgment by management in developing the undiscounted future cash flows of certain real estate assets, including the Company’s intent and ability to hold the asset for the recovery period, and (iii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to (a) management’s identification and evaluation of potential impairment indicators and (b) management’s significant estimates and judgment used in the undiscounted future cash flows related to downtime, market rental rates and capitalization rates, as well as the Company’s intent and ability to hold the asset for the estimated hold period.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment process, including controls over the identification and evaluation of potential impairment indicators and estimated undiscounted future cash flows, including intent and ability to hold the asset. These procedures also included, among others (i) testing management’s process for identifying individual real estate assets with potential impairment indicators, (ii) evaluating the reasonableness of management’s assessment of events and changes in circumstances that are indicators of impairment, and for real estate assets with impairment indicators, (iii) testing management’s process for developing the evaluation of undiscounted cash flows, (iv) evaluating management representations related to intended hold periods, and (v) for a sample of real estate assets with impairment indicators, evaluating the reasonableness of the significant assumptions used by management related to downtime, market rental rates and capitalization rates. Evaluating these assumptions involved evaluating whether the assumptions used by management were reasonable considering the consistency with the current and past performance of the real estate investments, the consistency with external market and industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 28, 2025

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2024	2023
Assets
Land	$204,722	$614,328
Buildings	964,845	2,688,953
Fixtures and tenant improvements	254,152	479,196
	1,423,719	3,782,477
Less: Accumulated depreciation	(654,389)	(1,434,209)
	769,330	2,348,268
Construction in progress and land	2,682	37,875
Total real estate assets, net	772,012	2,386,143
Investments in and advances to joint ventures, net	30,431	39,372
Cash and cash equivalents	54,595	551,402
Restricted cash	13,071	16,908
Accounts receivable	25,437	54,096
Amounts receivable from Curbline	1,771	—
Other assets, net	36,285	91,797
Assets related to discontinued operations	—	921,632
	$933,602	$4,061,350
Liabilities and Equity
Indebtedness	$301,373	$1,600,517
Amounts payable to Curbline	33,762	—
Accounts payable and other liabilities	81,723	162,490
Dividends payable	—	63,806
Liabilities related to discontinued operations	—	58,994
Total liabilities	416,858	1,885,807
Commitments and contingencies (Note 8)
SITE Centers Equity
Class A—6.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 350,000 shares issued and outstanding at December 31, 2023	—	175,000
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,467,187 and 53,593,458 shares issued at December 31, 2024 and December 31, 2023, respectively	5,247	5,359
Additional paid-in capital	3,981,597	5,990,982
Accumulated distributions in excess of net income	(3,473,458)	(3,934,736)
Deferred compensation obligation	8,041	5,167
Accumulated other comprehensive income	5,472	6,121
Less: Common shares in treasury at cost: 282,061 and 1,335,163 shares at December 31, 2024 and December 31, 2023, respectively	(10,155)	(72,350)
Total equity	516,744	2,175,543
	$933,602	$4,061,350

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenues from operations:
Rental income	$269,286	$444,062	$464,252
Fee and other income	8,181	8,553	14,966
	277,467	452,615	479,218
Rental operation expenses:
Operating and maintenance	55,372	78,306	81,893
Real estate taxes	40,292	65,501	72,716
Impairment charges	66,600	—	2,536
General and administrative	47,080	50,867	46,564
Depreciation and amortization	101,344	180,611	177,012
	310,688	375,285	380,721
Other income (expense):
Interest expense	(59,463)	(80,482)	(76,074)
Interest income	31,620	4,348	—
Debt extinguishment costs	(42,822)	(50)	(581)
Gain on debt retirement	1,037	—	—
(Loss) gain on derivative instruments	(4,412)	2,103	—
Transaction costs and other expense	(2,184)	(836)	(1,949)
	(76,224)	(74,917)	(78,604)
(Loss) income before earnings from discontinued operations, equity method investments and other items	(109,445)	2,413	19,893
Equity in net income of joint ventures	82	6,577	27,892
Gain on sale and change in control of interests, net	2,669	3,749	45,581
Gain on disposition of real estate, net	633,219	218,655	46,644
Income before tax expense	526,525	231,394	140,010
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(761)	(2,045)	(816)
Income from continuing operations	525,764	229,349	139,194
Income from discontinued operations	6,060	36,372	29,598
Net income	$531,824	$265,721	$168,792
Income attributable to non-controlling interests, net	—	(18)	(73)
Net income attributable to SITE Centers	$531,824	$265,703	$168,719
Write-off of preferred share original issuance costs	(6,155)	—	—
Preferred dividends	(9,638)	(11,156)	(11,156)
Net income attributable to common shareholders	$516,031	$254,547	$157,563

Per share data:
Basic:
Income from continuing operations	$9.69	$4.16	$2.40
Income from discontinued operations	0.12	0.69	0.55
Total	$9.81	$4.85	$2.95
Diluted:
Income from continuing operations	$9.65	$4.16	$2.39
Income from discontinued operations	0.12	0.69	0.55
Total	$9.77	$4.85	$2.94

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$531,824	$265,721	$168,792
Other comprehensive income:
Change in cash flow hedges, net of amount reclassed to earnings	(649)	(2,917)	9,038
Total other comprehensive income (loss)	(649)	(2,917)	9,038
Comprehensive income	$531,175	$262,804	$177,830
Total comprehensive income attributable to non-controlling interests	—	(18)	(73)
Total comprehensive income attributable to SITE Centers	$531,175	$262,786	$177,757

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2021	$175,000	52,822	$5,282	$5,950,013	$(4,092,783)	$4,695	$—	$(5,349)	$5,794	$2,042,652
Issuance of common shares related to stock plans	—	164	16	75	—	—	—	—	—	91
Issuance of common shares for cash offering	—	607	61	36,663	—	—	—	—	—	36,724
Repurchase of common shares		—	—	—	—	—	—	(42,256)	—	(42,256)
Stock-based compensation, net	—	—	—	4,925	—	330	—	(3,913)	—	1,342
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(73)	(73)
Acquisition of non-controlling interest	—	—	—	(1,382)	—	—	—	—	—	(1,382)
Dividends declared- common shares	—	—	—	—	(111,150)	—	—	—	—	(111,150)
Dividends declared- preferred shares	—	—	—	—	(11,156)	—	—	—	—	(11,156)
Comprehensive income	—	—	—	—	168,719	—	9,038	—	73	177,830
Balance, December 31, 2022	175,000	53,593	5,359	5,990,294	(4,046,370)	5,025	9,038	(51,518)	5,794	2,092,622
Issuance of common shares related to stock plans	—	—	—	26	—	—	—	—	—	26
Repurchase of common shares	—	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	—	(3,397)	—	142	—	5,779	—	2,524
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(18)	(18)
Repurchase of OP Units	—	—	—	4,059	—	—	—	—	(5,794)	(1,735)
Dividends declared- common shares	—	—	—	—	(142,913)	—	—	—	—	(142,913)
Dividends declared- preferred shares	—	—	—	—	(11,156)	—	—	—	—	(11,156)
Comprehensive income	—	—	—	—	265,703	—	(2,917)	—	18	262,804
Balance, December 31, 2023	175,000	53,593	5,359	5,990,982	(3,934,736)	5,167	6,121	(72,350)	—	2,175,543
Cancellation of treasury stock		(1,200)	(120)	(63,900)				64,020		—
Issuance of common shares related to stock plans	—	74	8	2,243	—	—	—	—	—	2,251
Stock-based compensation, net	—	—	—	(1,108)	—	2,874	—	(1,825)	—	(59)
Dividends declared- common shares	—	—	—	—	(54,753)	—	—	—	—	(54,753)
Dividends declared- preferred shares	—	—	—	—	(9,638)	—	—	—	—	(9,638)
Curbline spin-off	—	—	—	(1,952,749)	—	—	—	—	—	(1,952,749)
Redemption of preferred shares	(175,000)	—	—	6,129	(6,155)	—	—	—	—	(175,026)
Comprehensive income	—	—	—	—	531,824	—	(649)	—	—	531,175
Balance, December 31, 2024	$—	52,467	$5,247	$3,981,597	$(3,473,458)	$8,041	$5,472	$(10,155)	$—	$516,744

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$531,824	$265,721	$168,792
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	130,901	212,460	203,546
Stock-based compensation	6,835	7,633	7,218
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	47,457	4,465	5,075
Gain on debt extinguishment	(1,037)	—	—
Loss (gain) on derivatives instruments	4,412	(2,103)	—
Equity in net income of joint ventures	(82)	(6,577)	(27,892)
Operating cash distributions from joint ventures	—	264	903
Gain on sale and change in control of interests, net	(2,669)	(3,749)	(45,581)
Gain on disposition of real estate, net	(633,219)	(219,026)	(46,644)
Impairment charges	66,600	—	2,536
Assumption of building due to ground lease termination	(2,678)	—	(2,900)
Net change in accounts receivable	6,005	(7,467)	(5,525)
Net change in accounts payable and accrued expenses	(21,583)	(3,039)	(125)
Net change in other operating assets and liabilities	(20,722)	(10,049)	(2,141)
Total adjustments	(419,780)	(27,188)	88,470
Net cash flow provided by operating activities	112,044	238,533	257,262
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(226,079)	(163,423)	(335,100)
Real estate developed and improvements to operating real estate	(58,793)	(109,381)	(114,825)
Proceeds from disposition of real estate	2,126,248	821,689	201,819
Proceeds from disposition of joint venture interests	—	3,405	39,250
Equity contributions to joint ventures	(1,003)	(145)	(167)
Distributions from unconsolidated joint ventures	2,800	10,817	41,464
Repayment of joint venture advances	730	318	—
Payment of swaption agreement fees	—	(3,381)	—
Net cash flow provided by (used for) investing activities	1,843,903	559,899	(167,559)
Cash flow from financing activities:
Redemption of Series A Preferred shares	(175,026)	—	—
Proceeds from unsecured Term Loan	—	—	100,000
Proceeds from mortgage debt	530,000	100,000	—
Payment of loan commitment fees	(7,712)	(13,485)	—
Payment of debt issuance costs	(11,899)	(1,665)	(7,602)
Payment of Curbline loan costs	(5,034)	—	—
Repayment of senior notes	(1,305,920)	(152,823)	—
Repayment of mortgage debt and term loan	(548,889)	(28,523)	(71,209)
Payment of debt extinguishment costs	(8,099)	—	—
Proceeds from terminations of derivatives	8,098	—	—
Repurchase of common shares	—	(26,611)	(42,256)
Proceeds from issuance of common shares, net of offering expenses	—	—	36,724
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(4,767)	(5,218)	(5,928)
Acquisition of non-controlling interest	—	—	(1,382)
Repurchase of operating partnership units	—	(1,735)	—
Distributions to redeemable operating partnership units	—	(37)	(72)
Contribution of assets to Curbline	(800,000)	—	—
Dividends paid	(128,064)	(120,518)	(120,016)
Net cash flow used for financing activities	(2,457,312)	(250,615)	(111,741)

Net (decrease) increase in cash, cash equivalents and restricted cash	(501,365)	547,817	(22,038)
Cash, cash equivalents and restricted cash, beginning of year	569,031	21,214	43,252
Cash, cash equivalents and restricted cash, end of year	$67,666	$569,031	$21,214

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Nature of Business

SITE Centers Corp. and its related consolidated real estate subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of owning, leasing, acquiring, redeveloping and managing shopping centers. Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries. The Company’s tenant base includes a mixture of national and regional retail chains and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry. At December 31, 2024, the Company owned 33 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures) totaling 8.8 million square feet of GLA through all its properties (wholly-owned and joint venture).

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”), into a separate, publicly-traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). In connection with the spin-off, on October 1, 2024, the Company, Curbline and Curbline Properties LP (the “Operating Partnership”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, the Company transferred its portfolio of convenience retail properties, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effected a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of the Company as of September 23, 2024, the record date. On the spin-off date, holders of the Company’s common shares received two shares of common stock of Curbline for every one common share of the Company held on the record date. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties were considered as held for sale as of October 1, 2024 and are reflected as discontinued operations in the consolidated financial statements for all periods presented.

As of October 1, 2024, the Curbline portfolio consisted of 79 convenience properties, including properties that were carved out of existing shopping centers owned by SITE Centers. The Company’s process of allocating the land value to these properties was to conclude, on the acquisition date, the fair value per square foot of convenience land with the residual value allocated to the existing shopping center which was validated with market comparisons. The Company’s process of allocating the building value at these convenience property, as compared to the shopping center, was based on annualized base rent as of the date of acquisition or based on specific identification of costs for ground up developments as of the date placed in service. The Company’s process of allocating mortgage indebtedness and interest expense for these properties was based on the percentage of total assets at acquisition date or refinancing. The mortgages related to the carved out assets were repaid during the years ended December 31, 2022 and 2021.

Amounts relating to the number of properties, joint ventures’ interests and GLA are unaudited.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Contribution of net assets to Curbline Properties	$1,152.7	$—	$—
Assumption of buildings due to ground lease terminations	2.7	—	2.9
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	—	—	42.8
Net assets acquired from unconsolidated joint ventures	—	—	8.5
Dividends declared, but not paid	—	63.8	30.4
Accounts payable related to construction in progress	0.7	7.0	12.2
Accrued liabilities for sold properties	—	5.4	—
Repurchase of operating partnership units	—	4.1	—

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

Construction in Progress and Land includes undeveloped land, as well as construction in progress related to shopping center developments and expansions. The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $3.0 million, $3.2 million and $4.0 million in 2024, 2023 and 2022, respectively.

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

If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Undiscounted cash flows relating to assets considered for potential sale include estimated net operating income through potential sale dates and estimates of the assets current fair value based on the best available information, which may include a direct capitalization of such net operating income, letters of intent, broker opinions of value or purchase and sale agreements under negotiation.

Impairment indicators related to significant decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. For certain assets, this may require us to reevaluate the hold period required to recover the asset’s carrying value based on updated undiscounted cash flow estimates and involves reconsideration of our hold period based of our ability and intent to hold the asset. The determination of anticipated undiscounted cash flows in these situations is inherently more subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods, estimated down-time, market rent assumptions, terminal capitalization rates and other available market information.

The Company recorded aggregate impairment charges of $66.6 million and $2.5 million, related to consolidated real estate investments, during the years ended December 31, 2024 and 2022, respectively (Note 11).

Disposition of Real Estate and Real Estate Investments

Sales of non-financial assets, such as real estate, are recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

For the years ended December 31, 2024, 2023 and 2022, the Company received gross proceeds of $2,245.1 million, $854.5 million and $213.6 million, respectively, from the sale of 40 wholly-owned shopping centers and one land parcel, 17 and five wholly-owned shopping centers and various outparcels, respectively, resulting in gain on dispositions of $633.2 million, $218.7 million and $46.6 million, respectively.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2024 and 2023. At October 1, 2024, the 79 properties included in the Curbline spin-off were considered held for sale and no impairment was recorded.

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

Interest paid during the years ended December 31, 2024, 2023 and 2022 aggregated $60.3 million, $76.3 million and $71.3 million, respectively, of which $0.6 million, $1.2 million and $1.1 million, respectively, was capitalized.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements, rent escrows and operating reserves as required pursuant to the respective loan agreement or asset sale agreements. In 2023, included in restricted cash was cash generated from asset sale proceeds that is available to fund future qualifying acquisitions as part of a forward like-kind exchange transaction. For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Rental income has been reduced for amounts the Company believes are not probable of being collected. The Company analyzes tenant credit worthiness, as well as current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable. In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position. For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable. The time to resolve these claims may exceed one year. These estimates have a direct impact on the Company’s earnings because once the amount is not considered probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected, if at all. See discussion below under Revenue Recognition regarding cash-basis tenants.

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected (including contract disputes) of $0.8 million and $0.5 million at December 31, 2024 and 2023, respectively. Accounts receivable are generally expected to be collected within one year. At December 31, 2024 and 2023, straight-line rents receivable (including fixed common area maintenance, or “CAM”), net of a provision for uncollectible amounts of $0.5 million and $1.4 million, respectively, aggregated $7.9 million and $21.2 million, respectively.

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

Deferred Charges

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility were classified as an asset on the consolidated balance sheets until the facility was terminated as these costs are, at the outset, not associated with an outstanding borrowing. The aggregate costs are amortized over the terms of the related debt agreements. Such amortization is reflected in Interest Expense in the Company’s consolidated statements of operations.

Effect of Reverse Stock Split on Presentation

On August 16, 2024, in anticipation of the spin-off of Curbline Properties, the Company effected a reverse stock split of its outstanding common shares at a ratio of one-for-four. Additionally, equitable adjustments were made to outstanding equity compensation awards on account of the dilutive impact of the October 2024 spin-off of Curbline Properties. All share and per share data included in these consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuance of the Company’s treasury shares at an amount below cost is recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income. As part of the reverse stock split in

August 2024, 1.2 million treasury shares were cancelled having a cost basis of $64.0 million resulting in a corresponding decrease in additional paid in capital, outstanding shares and par value.

Revenue Recognition

For the real estate industry, leasing transactions are not within the scope of the revenue standard. A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is governed by the leasing guidance. Lease commission revenue is generally recognized in its entirety upon lease execution.

Rental Income

Rental Income on the Company’s consolidated statements of operations includes contractual lease payments that generally consist of the following:

•
Fixed-lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers and are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 15 years, and include the effects of applicable rent steps and abatements.
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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commissions and development fees. These revenues are derived from the Company’s management agreements with unconsolidated joint ventures, and in the case of unconsolidated joint ventures, are recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates. Termination rights under these contracts vary by contract but generally include termination for cause by either party, or generally due to sale of the property.

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

Property Leasing

The Company provides strategic advice and execution to third parties, including certain joint ventures, in connection with the leasing of retail space. Pursuant to the respective joint venture agreements, the Company may be compensated for services in the form of a commission. The commission is paid upon the occurrence of certain contractual events that may be contingent. For example, a portion of the commission may be paid upon execution of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g., payment of first month’s rent or tenant move-in). The Company typically satisfies its performance obligation at a point in time when control is transferred, generally at the time of the first contractual event where there is a present right to payment. The Company looks to history, experience with a customer and deal-specific considerations to support its judgment that the second contingency will be met. Therefore, the Company typically accelerates the recognition of revenue associated with the second contingent event (if any) to the point in time when control of its service is transferred.

Fees from RVI

Through mid-2022 and prior to the sale of the last remaining asset, pursuant to management agreements with Retail Value Inc. (“RVI”), the Company provided RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI board of directors. RVI does not have any employees.

Fees from Curbline

On October 1, 2024, the Company, Curbline and the Operating Partnership also entered into a Shared Services Agreement (the “Shared Services Agreement”) for certain business services to be provided by the Company to the Operating Partnership and by the Operating Partnership to the Company. The Operating Partnership will pay the Company a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments each month in arrears no later than the tenth calendar day of each month based upon Curbline’s Gross Revenue for the prior month. There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on its second anniversary). For additional information regarding the Shared Services Agreement (Note 13).

Fee and Other Income

Revenue from contracts with customers and other property-related income is recognized in the period earned as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Revenue from contracts:
Asset and property management fees from joint ventures	$5,150	$5,692	$7,845
Leasing commissions and development fees	167	429	1,856
Shared services fee from Curbline	723	—	—
Disposition, asset and property management fees from RVI	100	150	859
Total revenue from contracts with customers	6,140	6,271	10,560
Other property income	2,041	2,282	4,406
Total fee and other income	$8,181	$8,553	$14,966

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

Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments. For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment. The Company estimated base IBRs based on an analysis of (i) yields on the Company’s outstanding public debt, as well as that of comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates. The Company applied adjustments to the base IBRs to account for full collateralization and lease term. Operating lease ROU assets also include any lease payments made. The Company has options to extend certain of the ground and office leases; however, these options were not considered as part of the lease term when calculating the lease liability, as they were not reasonably certain to be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses associated with the re-leasing of existing space, which are charged to operations as incurred.

Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value and forfeitures are recognized in the period in which they occur. Stock-based compensation cost recognized by the Company was $6.3 million, $7.1 million and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In connection with the REIT Modernization Act, the Company is permitted to participate in certain activities and still maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable REIT subsidiaries (a “TRS”) under the Code. As such, the Company is subject to federal and state income taxes on the income from any such activities.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2024, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2024, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2021 and forward.

Deferred Tax Assets

The Company accounts for income taxes related to any TRS under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income statement in the period that includes the enactment date.

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

Segments

The Company adopted Accounting Standards Update (“ASU”) 2023-07, which enhances segment disclosure requirements for entities required to report segment information in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company has a single operating segment. The Company’s shopping centers have common characteristics and are managed on a consolidated basis. The Company does not differentiate among properties on a geographical basis, or any other basis for purposes of allocating resources or capital. The Company’s Chief Operating Decision Maker (“CODM”) may review operational and financial data on an ad-hoc basis at a property level.

The Company’s CODM is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income as reported on the Company’s consolidated statements of operations. In addition, the CODM uses net operating income (“NOI”) as a supplemental measure to evaluate and assess the performance of the Company’s operating portfolio. NOI is defined as property revenues less property-related expenses and excludes depreciation and amortization expense, joint venture equity and fee income, interest income and expenses and corporate level transactions. The CODM uses net income and NOI to monitor budget versus actual results in assessing the performance of the Company’s properties to guide decisions regarding timing of property sales and payment of dividends. The CODM reviews significant expenses associated with the Company’s single reportable operating segment which are presented in the Company’s consolidated statements of operations. The measure of segment assets is reported in the Company’s consolidated balance sheets as total consolidated assets.

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

Recently Issued Accounting Standards

Income Taxes. In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements in accordance with ASC 740, Income Taxes. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024. The Company will review the extent of new disclosure necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or result of operations.

Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, which requires additional disaggregated disclosure about certain income statement expense line items. ASU 2024-03 is effective for annual reporting years beginning after December 15, 2026 and interim periods within the fiscal years beginning after December 15, 2027. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company's financial position and/or results of operations.

2.
Acquisitions

In 2024, the Company acquired a land parcel and 16 shopping centers for an aggregate purchase price of $237.9 million in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, Ohio, Tennessee and Texas. All acquisitions, except two shopping centers and the land parcel, were included in the Curbline spin-off and are included in discontinued operations (Note 12).

In 2023, the Company acquired 12 convenience centers for an aggregate purchase price of $165.1 million in Arizona, Colorado, Florida, Georgia, Maryland, North Carolina, Texas and Virginia. All of these convenience centers are included in the discontinued operations (Note 12).

The fair value of the acquisitions not considered discontinued operations was allocated as follows (in thousands):

		Weighted-Average Amortization Period (in Years)
	2024	2024
Land	$11,171	N/A
Buildings	6,378	(A)
Tenant improvements	241	(A)
In-place leases (including lease origination costs and fair market value of leases)	2,363	11.7
Other assets assumed	25	N/A
	20,178
Less: Below-market leases	(1,339)	20.0
Less: Other liabilities assumed	(143)	N/A
Net assets acquired	$18,696
(A)
Depreciated in accordance with the Company’s policy (Note 1).

2024
Consideration:
Cash (including debt repaid at closing)	$15,170
Gain on Change in Control of Interests	1,067
Carrying value of previously held equity interest	2,459
Total consideration	$18,696

Included in the Company’s consolidated statements of operations are $1.3 million, none and $3.5 million in total revenues from the date of acquisition through December 31, 2024, 2023 and 2022, respectively, for properties acquired during each of the respective years.

3.
Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheets at December 31, 2024, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.0%	10
RVIP IIIB, Deer Park, IL	Prudential	25.75	1

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2024	2023
Condensed Combined Balance Sheets
Land	$159,567	$180,588
Buildings	494,062	558,585
Fixtures and tenant improvements	55,526	58,626
	709,155	797,799
Less: Accumulated depreciation	(166,534)	(187,557)
	542,621	610,242
Construction in progress and land	352	1,616
Real estate, net	542,973	611,858
Cash and restricted cash	25,750	41,250
Receivables, net	9,660	9,847
Other assets, net	17,823	25,498
	$596,206	$688,453

Mortgage debt	$426,462	$464,255
Notes and accrued interest payable to the Company	1,894	2,627
Other liabilities	32,533	36,279
	460,889	503,161
Accumulated equity	135,317	185,292
	$596,206	$688,453

Company’s share of accumulated equity	$26,016	$35,782
Basis differentials	2,521	1,099
Deferred development fees, net of portion related to the Company’s interest	—	(136)
Amounts payable to the Company	1,894	2,627
Investments in and advances to joint ventures, net	$30,431	$39,372

	For the Year Ended December 31,
	2024	2023	2022
Condensed Combined Statements of Operations
Revenues from operations	$81,967	$92,479	$132,494
Expenses from operations:
Operating expenses	21,312	23,903	35,319
Impairment charges	—	—	17,550
Depreciation and amortization	26,948	32,578	46,518
Interest expense	31,811	25,601	34,055
Other (income) expense, net	6,639	10,467	12,303
	86,710	92,549	145,745
Loss before gain on disposition of real estate	(4,743)	(70)	(13,251)
Gain on disposition of real estate, net	10,354	21,316	120,097
Net income attributable to unconsolidated joint ventures	$5,611	$21,246	$106,846
Company’s share of equity in net income of joint ventures	$1,465	$4,581	$22,262
Basis differential adjustments(A)	(1,383)	1,996	5,630
Equity in net income of joint ventures	$82	$6,577	$27,892

(A)
The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Revenue from contracts:
Asset and property management fees	$5.1	$5.7	$7.7
Leasing commissions and development fees	0.2	0.4	1.9
	5.3	6.1	9.6
Other	0.2	0.7	1.0
	$5.5	$6.8	$10.6

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

Disposition of Joint Venture Assets

In addition to the transactions below, the Company’s joint ventures sold one, five and 16 shopping centers and land parcels for an aggregate sales price of $36.5 million, $112.2 million and $439.2 million, respectively, of which the Company’s share of the gain on sale was $0.3 million, $6.7 million and $27.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Disposition of Joint Venture Interests

In 2024, the Company acquired its joint venture partner’s 80% equity interest in one asset owned by the DDRM Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $44.2 million (including the convenience shopping centers included in the Curbline Properties spin-off) and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on Change in Control of Interests of $2.7 million (Note 2). There are no remaining assets in this joint venture.

In 2022, the Company acquired its joint venture partner’s 80% equity interest in one asset owned by the DDRM Joint Venture (Casselberry Commons, Casselberry, Florida) for $35.6 million (including the portion included in the Curbline Properties spin-off) and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on Change in Control of Interests of $3.3 million.

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

4.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$53,964	$(45,641)	$8,323
Above-market leases	3,855	(3,492)	363
Lease origination costs	5,732	(4,884)	848
Tenant relationships	23,894	(20,487)	3,407
Total intangible assets, net	87,445	(74,504)	12,941
Operating lease ROU assets(A)			15,818
Other assets:
Prepaid expenses			4,283
Other assets			1,192
Deposits			2,051
Total other assets, net			$36,285
	Liability	Accumulated Amortization	Net
Below-market leases(B)	$16,034	$(6,728)	$9,306
(A)
Operating lease ROU assets are discussed further in Note 5.
(B)
Includes $1.2 million related to a below-market lease option for the Company’s Beachwood headquarters included in the Separation and Distribution Agreement with Curbline Properties.

	December 31, 2023
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$137,706	$(113,986)	$23,720
Above-market leases	18,762	(16,921)	1,841
Lease origination costs	14,355	(11,976)	2,379
Tenant relationships	79,107	(72,387)	6,720
Total intangible assets, net	249,930	(215,270)	34,660
Operating lease ROU assets			17,373
Other assets:
Loan commitment fee(A)			13,485
Prepaid expenses			5,002
Swap receivables(B)			11,115
Other assets			2,294
Deposits			2,543
Deferred charges, net			5,325
Total other assets, net			$91,797
	Liability	Accumulated Amortization	Net
Below-market leases	$55,594	$(30,741)	$24,853
(A)
Fees related to a commitment obtained in October 2023 for a $1.1 billion mortgage facility to be secured by an originally identified group of 40 properties (the “Mortgage Commitment”). The fees paid to date related to the Mortgage Commitment were recorded as a deferred fee as the facility had not closed and therefore no amounts had been drawn. The Company terminated the Mortgage Commitment in August 2024 when it closed a separate $530.0 million mortgage financing on different terms (Note 6). At termination, when it became probable that the Mortgage Commitment would not be drawn upon, the remaining fees were expensed. For the year ended December 31, 2024, the Company wrote-off $21.2 million of fees relating to the Mortgage Commitment to Debt extinguishment costs on the Company’s consolidated statements of operations.
(B)
Included cash flow hedge and derivative on unsecured notes (Note 6).

Amortization expense related to the Company’s intangibles was as follows (in millions):

Year	Income	Expense
2024	$1.4	$7.7
2023	11.7	14.6
2022	3.6	19.9

Estimated net future amortization associated with the Company’s intangibles is as follows (in millions):

Year	Income	Expense
2025	$0.7	$2.7
2026	0.7	2.1
2027	0.7	1.4
2028	0.7	1.2
2029	0.7	1.1

5.
Leases

Lessee

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2068. The Company also leases office space in the ordinary course of business under lease agreements that expire at various dates through 2030. Certain of the lease agreements include variable payments for reimbursement of common area expenses. The Company determines if an arrangement is a lease at inception.

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheets as follows (in thousands):

		December 31,
	Classification	2024	2023
Operating Lease ROU Assets	Other Assets, Net	$15,818	$17,373
Operating Lease Liabilities	Accounts Payable and Other Liabilities	35,532	37,108

Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases and General and Administrative expense for its office leases are as follows (in thousands):

	December 31,
Classification	2024	2023	2022
Operating and Maintenance	$1,923	$2,209	$2,596
General and Administrative(A)	2,290	2,303	2,213
Total lease costs	$4,213	$4,512	$4,809
(A)
Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2024	2023
Weighted-Average Remaining Lease Term	35.1 years	35.1 years
Weighted-Average Discount Rate	7.5%	7.5%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$3,704	$3,598

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2025	$3,754
2026	3,855
2027	3,785
2028	3,821
2029	3,156
Thereafter	98,552
Total lease payments	116,923
Less imputed interest	(81,391)
Total	$35,532

Lessor

Space in the Company’s shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 15 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The Shared Services Agreement includes Curbline’s right to use the Company’s office space in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The sublease income received under the Shared Services Agreement (Note 13) is included in Rental Income on the Company’s consolidated statements of operations.

The disaggregation of the Company’s lease income, which is included in Rental Income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental income:
Fixed lease income(A)	$193,890	$319,791	$339,805
Variable lease income(B)	73,313	113,588	119,238
Above-market and below-market leases amortization, net	1,381	11,693	3,616
Adjustments for potentially uncollectible revenues and disputed amounts(C)	702	(1,010)	1,593
Total rental income	$269,286	$444,062	$464,252
(A)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.
(C)
The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2025	$84,726
2026	77,986
2027	67,710
2028	52,534
2029	39,579
Thereafter	130,289
Total	$452,824

6.
Indebtedness

The following table discloses certain information regarding the Company’s unsecured and secured indebtedness (in thousands):

	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2024	2023	2024	2023	December 31, 2024
Unsecured indebtedness:
Senior Notes	$—	$1,307,142	N/A	3.625%–4.70%	N/A
Senior Notes – discount, net	—	(1,384)
Net unamortized debt issuance costs	—	(2,515)
Total Senior Notes(B)	$—	$1,303,243

Term Loan	$—	$200,000	N/A	4.0% (C)	N/A
Net unamortized debt issuance costs	—	(1,144)
Total Term Loan	$—	$198,856

Secured indebtedness:
Mortgage Indebtedness – Fixed Rate	$99,862	$100,000	6.7%	6.7%	November 2028
Mortgage Indebtedness – Variable Rate	206,900	—	7.1%	N/A	September 2026
Net unamortized debt issuance costs	(5,389)	(1,582)
Total Mortgage Indebtedness	$301,373	$98,418

Total indebtedness	$301,373	$1,600,517
(A)
The interest rates reflected above for the Senior Notes represented the range of the coupon rate of the notes outstanding. The interest rate on variable-rate debt was calculated using the base rate and spread effective December 31, 2024.
(B)
Effective interest rates ranged from 3.8% to 4.8% as of December 31, 2023.
(C)
Reflected the utilization of a swap, which capped the variable-rate (SOFR) interest rate at 2.75%, plus a 10-basis point credit spread adjustment plus the applicable margin (0.95% at December 31, 2023), which was based on the Company’s long-term unsecured debt rating.

Senior Notes

In August 2024, the Company used cash on hand and proceeds from the Mortgage Facility, discussed below, to repay all of its outstanding senior unsecured indebtedness, including redeeming its senior unsecured notes due in 2025, 2026 and 2027 (the “Senior Notes”) and recorded Debt extinguishment costs of $6.7 million which included a make-whole amount of $4.1 million related to the redemption of its Senior Notes due in 2027. The make-whole premium was partially offset by $1.3 million of cash received upon the termination of the swaption which is recorded in (Loss) gain on derivative instruments (Note 7).

During the year, the Company repurchased $88.3 million aggregate principal amount of its outstanding Senior Notes at a discount to par. In connection with these purchases, the Company recorded a net Gain on debt retirement of $1.0 million.

Term Loan

In August 2024, the Company repaid in full all outstanding amounts under the Third Amended and Restated Term Loan Agreement, dated as of June 6, 2022 (the “Term Loan Agreement”), by and among the Company, Wells Fargo National Bank, as administrative agent, and the lenders from time to time party thereto. At the time of the repayment, the principal amount outstanding under the Term Loan Agreement was $200.0 million and the Company recorded Debt extinguishment costs of $0.9 million. The Company received $6.8 million of cash related to an interest rate swap that was also terminated in connection with the repayment of the Term Loan Agreement (Note 7).

Revolving Credit Facility

There were no revolving loans outstanding under the Revolving Credit Facility as of December 31, 2023. On August 15, 2024, the Company repaid in full all outstanding amounts under its unsecured revolving credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”). Simultaneously with such repayment, the Company permanently terminated the lenders’ commitments under the Revolving Credit Facility in accordance with the terms thereof. At the time of termination of the lenders’ commitments, there were no revolving loans outstanding under the Revolving Credit Facility. The Company was required to comply with certain covenants under the Revolving Credit Facility relating to total outstanding indebtedness, secured indebtedness, value of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these financial covenants through the termination date. In conjunction with the termination, the Company recorded $3.9 million in Debt extinguishment costs in the year ended December 31, 2024.

Mortgage Facility

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company (collectively, the “Lenders”). In connection with the Mortgage Facility’s closing, the Company terminated the Mortgage Commitment.

In connection with the Mortgage Facility’s closing, certain wholly-owned subsidiaries of the Company (collectively, the “Borrowers”) delivered certain promissory notes (collectively, the “Notes”) evidencing their obligation to pay the principal, interest and other amounts under the Mortgage Facility. The Notes are secured by, among other things, mortgages encumbering the Borrowers’ respective properties (a total of 23 properties at closing) (collectively, the “Properties”), and related personal property, leases and rents.

The Mortgage Facility will mature on September 6, 2026, subject to two one-year extensions at the Borrowers’ option (subject to satisfaction of certain conditions). The interest rate applicable to the Notes is equal to 30-day term Secured Overnight Financing Rate (“SOFR”) (subject to a rate index floor of 3.50%) plus a spread of 2.75% per annum. During the continuance of an event of default, the contract rate of interest on the Notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) 4% above the interest rate then otherwise applicable.

The Mortgage Facility is structured as an interest only loan throughout the initial term and any exercised extension periods. The principal amount outstanding under the Mortgage Facility may be prepaid in whole or in part by the Borrowers at any time without penalty, provided that prepayments made prior to the first anniversary of the closing date in excess of 35% of the initial principal amount of the Mortgage Facility will be subject to Borrowers’ payment of a spread maintenance premium equal to 2.75% per annum based on the number of days remaining prior to the first anniversary of the closing date. So long as no default then exists and subject to other customary release conditions, the Borrowers may cause the Lenders to release Properties from the Mortgage Facility in connection with their sale by paying 115% of the initial loan amount allocated to such Property (plus the spread maintenance premium, if applicable) provided that after giving effect to such release, the debt yield of the remaining Properties is equal to or greater than (i) the debt yield on the Mortgage Facility’s closing date and (ii) the debt yield in effect immediately prior to such release.

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

Throughout the term of the Mortgage Facility, the Company is required to maintain (i) a net worth of not less than 15% of the then outstanding principal amount of the loan (but in no event less than $100.0 million) and (ii) minimum liquid assets of not less than 5% of the then outstanding principal amount of the loan (but in no event less than $15.0 million). The Company was in compliance with these financial covenants at December 31, 2024.

As of December 31, 2024, the outstanding principal balance of the Mortgage Facility was $206.9 million and 13 properties continued to serve as collateral for the Mortgage Facility. In conjunction with the release of 10 Properties from the Mortgage Facility in connection with the dispositions occurring subsequent to the closing date, the Company recorded Debt extinguishment costs of $10.1 million in the year ended December 31, 2024.

Scheduled Principal Repayments

The scheduled principal repayments of the secured indebtedness, excluding extension options, as of December 31, 2024, were as follows (in thousands):

Year	Amount
2025	$1,627
2026	208,640
2027	1,861
2028	94,634
306,762
Net unamortized debt issuance costs	(5,389)
Total indebtedness	$301,373

Total gross facility and administrative fees paid by the Company for its revolving credit facilities and term loans in 2024, 2023 and 2022 aggregated $1.3 million, $2.1 million and $2.2 million, respectively. The Company does not pay ongoing fees with respect to its secured indebtedness.

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

Debt

The following methods and assumptions were used by the Company in estimating fair value disclosures of debt. The fair market value of senior notes was determined using a pricing model to approximate the trading price of the Company’s public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value. The Company’s Senior Notes were, and all other debt is, classified as Level 2 and Level 3, respectively, in the fair value hierarchy. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$—	$—	$1,303,243	$1,278,186
Revolving Credit Facility and Term Loan	—	—	198,856	200,000
Mortgage Indebtedness	301,373	309,228	98,418	102,903
	$301,373	$309,228	$1,600,517	$1,581,089

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

Prior to the termination and repayment of amounts outstanding under the Term Loan Agreement (Note 6) on August 15, 2024, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converted the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%. In August of 2024, in conjunction with the repayment of the Term Loan Agreement (Note 6), the swap was terminated and re-designated to convert the variable-rate SOFR component of the interest rate applicable to $200.0 million of the loan outstanding under the new Mortgage Facility to a fixed rate of 2.75%. At the time of termination, the Company received a cash payment of $6.8 million and the fair value of the derivative remaining in Accumulated Other Comprehensive Income was $6.4 million. This amount will be subsequently reclassified into interest expense in the period that the hedged forecasted transaction is probable of affecting earnings (Note 10).

All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect within the next 12 months, a decrease to interest expense (and a corresponding increase to earnings) of approximately $2.2 million.

Derivative – Unsecured Notes

In 2023, the Company entered into swaption agreements with a notional amount aggregating $450.0 million to partially hedge the impact of changes in benchmark interest rates on potential yield maintenance premiums applicable to the redemption of its Senior Notes due in 2027. The swaptions did not qualify for hedge accounting. As a result, these derivative instruments were recorded in the Company’s consolidated balance sheets at fair market value, with changes in value recorded through earnings as of each balance sheet date until exercise or expiration. In August 2024, the swaption agreements were terminated and the Company received a cash payment of $1.3 million. The Company reported a non-cash loss of $5.5 million and a non-cash gain of $2.1 million related to the valuation adjustments associated with these instruments for the years ended December 31, 2024 and 2023, which is recorded in (Loss) gain on derivative instruments on the Company’s consolidated statement of operations, respectively.

8.
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

Commitments and Guaranties

In conjunction with the redevelopment of various shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.4 million for its properties (excluding Curbline redevelopment noted below) as of December 31, 2024. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows, or assets sales. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties in 2024, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, all of which were recorded as a liability. As of December 31, 2024, the Company had a liability of approximately $7.2 million. The amount is recorded in accounts payable and other liabilities on the Company’s consolidated balance sheet.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. At the time of the spin-off, such redevelopment projects were estimated to cost $33.7 million to complete. At December 31, 2024 the remaining estimated cost to complete the redevelopment projects was $32.9 million.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2024, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.3 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2024, the Company had letters of credit outstanding of $9.2 million. The Company has not recorded any obligation associated with these letters of credit, the majority of which serve as collateral to secure the Company’s obligation to third-party insurers with respect to limited reinsurance provided by the Company’s captive insurance company.

9.
Preferred Shares, Common Shares and Common Shares in Treasury and Non-Controlling Interests

Preferred Shares

In 2024, the Company redeemed all $175.0 million aggregate liquidation preference of its 6.375% Class A Cumulative Redeemable Preferred Shares (the “Class A Preferred Shares”) at a redemption price of $500.00 per Class A Preferred Share (or $25.00 per depositary share) plus accrued and unpaid dividends of $3.6302 per Class A Preferred Share (or $0.1815 per depositary share). The Company recorded a charge of $6.2 million to net income attributable to common shareholders, which represents the difference between the redemption price and the carrying amount immediately prior to redemption, which was recorded to additional paid-in capital upon original issuance.

The Company’s authorized preferred shares consist of the following:

•
750,000 of each: Class A, Class B, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J and Class K Cumulative Redeemable Preferred Shares, without par value
•
750,000 Non-Cumulative Preferred Shares, without par value
•
2,000,000 Cumulative Voting Preferred Shares, without par value

Common Share Dividends

	For the Year Ended December 31,
	2024	2023	2022
Common share cash dividends declared per share	$1.04	$2.72	$2.08
Curbline Properties spin-off stock dividend per share	44.58	—	—

The Company’s aggregate cash dividends declared in 2024 represent $0.52 per common share for each of the first and second quarters prior to the completion of the spin-off of Curbline. The aggregate cash dividends declared in 2023 of $2.72 per common share included a special cash dividend of $0.64 per common share attributable to significant dispositions activity consummated in 2023, which was paid on January 12, 2024.

On the spin-off date of October 1, 2024, holders of the Company’s common shares received two shares of common stock of Curbline for every one common share of the Company held on the record date of September 23, 2024. Each Curbline share was valued at $22.29, representing a total stock dividend of $44.58 per common share.

Common Shares in Treasury

The Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to purchase up to a maximum value of $100.0 million of its common shares. In 2023 and late December 2022, the Company repurchased 0.4 million and 0.1 million common shares, respectively, in open market transactions at an aggregate cost of $20.0 million and $6.6 million, respectively, all of which settled in 2023 at an aggregate weighted-average price of $53.76 per share. The foregoing information regarding share repurchases is adjusted to reflect the one-for-four reverse split of the Company’s common shares in August 2024. As part of the reverse stock split in August 2024, 1.2 million treasury shares with a cost basis of $64.0 million were cancelled resulting in a corresponding decrease in additional paid in capital, outstanding shares and par value.

Non-Controlling Interests

In 2023, the Company redeemed all of is outstanding operating partnership units (“OP Units”) for cash at an aggregate cost of $1.7 million. The gain on the transaction was reflected as Additional Paid-in Capital in the Company’s consolidated statements of equity. In 2022, the Company paid $1.4 million in earnouts, related to the prior acquisition of its partner’s interest in Paradise Village Gateway (Phoenix, Arizona) which are reflected as Additional Paid-in Capital in the Company’s consolidated statements of equity.

10.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2021	$—
Change in cash flow hedges	9,415
Amounts reclassified from accumulated other comprehensive income to interest expense(A)	(377)
Net current-period other comprehensive income	9,038
Balance, December 31, 2022(B)	9,038
Change in cash flow hedges	416
Amounts reclassified from accumulated other comprehensive income to interest expense(A)	(3,333)
Net current-period other comprehensive loss	(2,917)
Balance, December 31, 2023(B)	6,121
Change in cash flow hedges	3,315
Amounts reclassified from accumulated other comprehensive income to interest expense(A)	(3,964)
Balance, December 31, 2024(B)	$5,472

(A)
Classified in Interest Expense in the Company’s consolidated statements of operations.
(B)
Includes derivative financial instruments entered into by the Company (Note 7) and an unconsolidated joint venture.
11.
Impairment Charges

The Company recorded impairment charges based on the difference between the carrying value of the three properties and their estimated fair market values totaling $138.2 million for the year ended December 31, 2024 and $7.0 million for the year ended December 31, 2022. In 2024, the impairment charges recorded were triggered by a change in the hold period assumptions and these properties were subsequently sold in 2024. In 2022, the impairment charge was recorded as a result of a tenant exercising a $7.0 million fixed-price purchase option on their building pursuant to the lease agreement. This asset was sold in the fourth quarter of 2022.

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2024
Long-lived assets held and used	—	—	$138.2	$138.2	$66.6
December 31, 2022
Long-lived assets held and used	—	—	7.0	7.0	2.5

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions, except per square foot):

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation
Description	Fair Value	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$22.2	Indicative Bid	Indicative Bid(A)	N/A
	116.0	Income Capitalization Approach	Market Capitalization Rate	7.0%—7.7%
			Cost per square foot	$44

(A) Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

For the impairment charge recorded in the year ended December 31, 2022, the valuation techniques and unobservable inputs used by the Company to determine fair value measurements were based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values. Assets where the Company identified an impairment charge, were generally sold within one year of the period in which the impairment charge was recorded.

12. Discontinued Operations

On October 1, 2024, the Company completed the spin-off of 79 convenience properties to Curbline, a separate publicly-traded company. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations for all periods presented. The following table presents the assets and liabilities associated with the Curbline properties (in thousands):

December 31, 2023
Assets
Land	$316,212
Buildings	622,414
Fixtures and tenant improvements	58,676
997,302
Less: Accumulated depreciation	(136,168)
861,134
Construction in progress and land	13,504
Total real estate assets, net	874,638
Cash and cash equivalents	566
Restricted cash	155
Accounts receivable	11,528
Intangible assets, net	34,330
Other assets	415
Assets related to discontinued operations	$921,632

Liabilities and Equity
Mortgage indebtedness, net	$25,758
Below market leases, net	21,243
Accounts payable and other liabilities	11,993
Liabilities related to discontinued operations	$58,994

The operating results related to the Curbline properties were as follows (in thousands):

	For the Year Ended December 31,
	2024(1)	2023	2022
Revenue from Operations:
Rental income	$85,386	$93,004	$72,855
Other income	572	656	281
	85,958	93,660	73,136

Rental operation expenses:
Operating and maintenance	9,532	10,653	7,385
Real estate taxes	9,307	11,261	7,990
General and administrative	208	—	—
Depreciation and amortization	29,556	31,849	26,534
	48,603	53,763	41,909
Other income (expense):
Interest expense	(416)	(1,520)	(1,619)
Transaction costs and other expense	(30,879)	(2,376)	(10)
Gain on disposition of real estate	—	371	—
	(31,295)	(3,525)	(1,629)
Net income attributable to discontinued operations	$6,060	$36,372	$29,598

(1) Through September 30, 2024.

The following table summarizes non-cash flow data related to discontinued operations (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Accounts payable related to construction in progress	$—	$1.5	$3.9
Assumption of buildings due to ground lease terminations	2.7	—	—
Recognition of below market ground leases	13.7	—	—

For the years ended December 31, 2024, 2023 and 2022, capital expenditures included in discontinued operations were $234.7 million, $187.6 million and $323.5 million, respectively.

13. Transactions with Curbline Properties

On October 1, 2024, the Company completed the spin-off of Curbline Properties. To govern certain ongoing relationships between the Company, the Operating Partnership and Curbline Properties after the distribution, and to provide for the allocation among the Company, the Operating Partnership and Curbline Properties of the Company's assets, liabilities and obligations attributable to periods both prior to and following the separation of Curbline Properties and the Operating Partnership from SITE Centers, the Company, Curbline Properties and the Operating Partnership entered into agreements pursuant to which each provides certain services and has certain rights following the distribution, and Curbline Properties, the Operating Partnership and SITE Centers indemnify each other against certain liabilities arising from their respective businesses. The Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement and other agreements governing ongoing relationships were negotiated between related parties and their terms, including fees and other amounts payable, may not be the same as if they had been negotiated at arm’s length with an unaffiliated third party.

Separation and Distribution Agreement

The Company, Curbline Properties, and the Operating Partnership entered into the Separation and Distribution Agreement, which sets forth, among other things, the Company’s agreements with Curbline Properties and the Operating Partnership regarding the principal transactions necessary to separate Curbline Properties and the Operating Partnership from SITE Centers, including providing for the allocation among the Company, Curbline Properties and the Operating Partnership of the Company’s assets, liabilities and obligations attributable to periods both prior to and following the separation of Curbline Properties and the Operating Partnership from SITE Centers. Furthermore, the Separation and Distribution Agreement governs the rights and obligations among the Company, Curbline Properties and the Operating Partnership regarding the distribution both prior to and following the completion of the separation.

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of December 31, 2024, such redevelopment projects were estimated to cost $32.9 million to complete which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

Tax Matters Agreement

The Company entered into a tax matters agreement, or the Tax Matters Agreement, with Curbline Properties and the Operating Partnership that governs the respective rights, responsibilities and obligations of the Company, Curbline Properties and the Operating Partnership with respect to various tax matters. Pursuant to the Tax Matters Agreement, (i) the Company (a) represented that, commencing with its taxable year ending in December 31, 1993 through its taxable year ending on December 31, 2023, the Company was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code and (b) covenanted to qualify as a REIT under the Code for its taxable year ending December 31, 2024 (unless the Company obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service, or IRS, to the effect that the Company’ failure to maintain its REIT status will not cause Curbline Properties to fail to qualify as a REIT) and (ii) Curbline Properties covenanted to (a) be organized and operated so that it will qualify as a REIT for its initial taxable year ending December 31, 2024 and (b) elected to be taxed as a REIT commencing with its initial taxable year ending December 31, 2024.

Employee Matters Agreement

In connection with the separation and distribution, the Company entered into an employee matters agreement, or the Employee Matters Agreement, with Curbline Properties and the Operating Partnership that governs the respective rights, responsibilities, and obligations of the Company, Curbline Properties and the Operating Partnership after the separation with respect to transitioning employees, equity plans and retirement plans, health and welfare benefits, and other employment, compensation, and benefit-related matters. The Employee Matters Agreement also generally provides that the Company and Curbline is each responsible for the employment and compensation of its own employees and for the costs associated with providing its employee’s health and welfare benefits and retirement and other compensation plans.

Shared Services Agreement

The Shared Services Agreement provides that, subject to the supervision of the Company’s Board of Directors and executives, Curbline and the Operating Partnership or its affiliates will provide the Company (i) leadership and management services that are of a nature customarily performed by leadership and management overseeing the business and operation of a REIT similarly situated to the Company, including supervising various business functions of the Company necessary for the day-to-day management operations of the Company and its affiliates and (ii) transaction services that are of a nature customarily performed by a dedicated transactions team within an organization similarly situated to the Company.

The Shared Services Agreement also requires the Company to provide the Operating Partnership and its affiliates the services of its employees and the use or benefit of the Company’s assets, offices and other resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership and its affiliates in a manner as would be established and operated for a REIT similarly situated to Curbline Properties. The Operating Partnership has the authority to supervise the employees of the Company and its affiliates and direct and control the day-to-day activities of such employees while such employees are providing services to the Operating Partnership or its affiliates under the Shared Services Agreement. The agreement also provides Curbline Properties an option to lease a portion of the Company’s Beachwood headquarters which is exercisable until the earlier of the three-year anniversary of the agreement or certain terminations of the agreement as noted below. The fair value of the services provided to Curbline Properties, which was in excess of the fees received by and the fair value of the services received by the Company, is reflected as $0.5 million of additional fee income within Fee and Other Income and $0.5 million of expense within Transaction Costs and Other Expense, in the Company’s consolidated statements of operations for the year ended December 31, 2024.

The Operating Partnership pays the Company a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments in arrears no later than the tenth calendar day of each month based upon Curbline Properties’ Gross Revenue for the prior month. There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on its second anniversary).

Other

Curbline Properties owns two properties subject to ground leases with the Company. The Company owns a portion of three properties subject to ground leases with Curbline Properties. No payments are due under these leases. These five properties are governed by Declarations of Easements, Covenants and Restrictions under which the declarant is responsible for the common area maintenance and of the shared common areas and real estate taxes of combined parcels and the other party is required to reimburse the declarant for its proportionate share of the expenses.

Summary

For the year ended December 31, 2024, the Company recorded in Fee and Other Income on the Company’s consolidated statements of operations $0.6 million which represents 2% of Curbline’s Gross Revenue and $0.5 million for the incremental fair value of services provided to Curbline. Amounts payable to Curbline and amounts receivable from Curbline as of December 31, 2024, under the agreements described above, aggregated $33.8 million (including obligations to complete redevelopments) and $1.8 million, respectively.

14.
Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, 2.7 million common shares were available for grant of future awards as of December 31, 2024.

Adjustments to Equity Compensation Awards in Connection with the Reverse Stock Split and Spin-Off of Curbline Properties

Under the anti-dilution provisions of the Company’s equity incentive plan and the respective award agreement, anti-dilution adjustments were applied to all outstanding equity awards in connection with the reverse stock split consummated in August 2024 and the spin-off of Curbline Properties consummated in October 2024. The number of awards were adjusted so as to retain the same intrinsic value immediately after the reverse stock split and spin-off that the award had immediately prior to the spin-off.

Restricted Share Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 160,735 in 2024, 258,222 in 2023 and 37,479 in 2022. These grants generally vest in equal annual amounts over a three- to five-year period. RSUs generally receive cash payments which are equivalent to the cash dividends paid on the Company’s common shares. These grants have a weighted-average fair value at the date of grant ranging from $8.95 to $17.43, which was equal to the market value of the Company’s common shares at the date of grant, as adjusted (discussed above).

The Company issued common shares to its non-employee directors, as a component of compensation. The grant value was equal to the market value of the Company’s common shares at the date of grant. Common shares issued to directors through September 30, 2024, under the previous director compensation program, were fully vested upon grant. In October 2024, the Company issued 52,326 RSUs to non-employee directors under a new director compensation program that are subject to a three-year vesting requirement.

Performance-Based Restricted Share Units

In 2024, the Board of Directors approved grants of performance-based restricted share units (“PRSUs”) to the Company’s named executive officers. In 2023 and 2022, the Board of Directors approved PRSU grants to the Company’s four named executive officers and one additional officer. These PRSUs covered a “target” number of shares, subject to three-year performance periods beginning on the respective March 1 and ending after a three-year period on the respective February 28.

In March 2024, 2023 and 2022, the Company issued 36,604 common shares, 139,889 common shares and 129,813 common shares, respectively, in settlement of PRSUs granted in 2021, 2020 and 2019, respectively. Grant date fair values aggregated $3.9 million for each of 2024, 2023 and 2022, all to be amortized ratably over the performance period ending three years from the date of grant.

In connection with the spin-off of Curbline Properties, performance under each outstanding PRSU award was determined as of the close of trading on September 30, 2024, and resulting time-based RSUs were awarded to holders, based on the greater of actual performance to that date under the PRSU award and 150% of the target number of PRSUs.

All RSUs outstanding at the time of the Curbline spin-off (including RSUs awarded on account of settled PRSUs as described above) were equitably adjusted into time-based RSUs of Curbline Properties (for holders whose employment was transferred to Curbline Properties, including the Chief Executive Officer, Chief Financial Officer and Chief Investment Officer) or SITE Centers (for holders whose employment remained at the Company, including the General Counsel) so that the settled awards generally retained, immediately after the spin-off, substantially the same intrinsic value that they had immediately prior to the spin-off. These RSUs remain subject to continued employment requirements.

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all restricted stock grants:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	352	$13.33
Granted	153	16.31
Vested	(125)	12.24
Cancelled(A)	(149)	15.04
Unvested at December 31, 2024	231	$12.16

(A) Includes RSU awards held by employees that were transferred to Curbline Properties as part of the spin-off, which RSUs were adjusted into RSU awards payable in common shares of Curbline Properties under its equity and incentive compensation plan (such that they no longer hold RSU awards payable in Company common shares).

As of December 31, 2024, total unrecognized compensation for the restricted awards granted under the plans as summarized above was $2.1 million, which is expected to be recognized over a weighted-average 1.5-year term.

Stock Options

The Company had 0.1 million, 0.1 million and 0.2 million stock options outstanding at December 31, 2024, 2023 and 2022, respectively, all exercisable, at a weighted-average price of $30.96, $31.11 and $31.06, none of which have any intrinsic value.

Deferred Compensation Plans

The Company maintains a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code. Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan, a non-qualified plan, which permits the deferral of cash base salaries, commissions and annual performance-based cash bonuses. In addition, directors of the Company were permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan. In 2024, in preparation for the spin-off of Curbline Properties, the Directors’ Deferred Compensation Plan was terminated and, pursuant to its terms, the remaining account balances will be distributed to participants in the first half of 2025. All of these plans were fully funded at December 31, 2024.

15.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Year Ended December 31,
	2024	2023	2022
Numerators – Basic and Diluted
Continuing Operations:
Net income	$525,764	$229,349	$139,194
Income attributable to non-controlling interests	—	(18)	(73)
Preferred dividends (including original issuance costs)	(15,793)	(11,156)	(11,156)
Earnings attributable to unvested shares and OP Units	(2,292)	(606)	(484)
Net income attributable to common shareholders after allocation to participating securities	507,679	217,569	127,481
Discontinued Operations:
Income from discontinued operations	$6,060	36,372	29,598
Total	$513,739	$253,941	$157,079

Denominators – Number of Shares
Basic – Average shares outstanding	52,393	52,365	53,250
Assumed conversion of dilutive securities:
PRSUs	191	40	186
OP Units	—	—	35
Diluted – Average shares outstanding	52,584	52,405	53,471

Earnings Per Share:
Basic
From continuing operations	$9.69	$4.16	$2.40
From discontinued operations	0.12	0.69	0.55
Total	$9.81	$4.85	$2.95
Diluted
From continuing operations	$9.65	$4.16	$2.39
From discontinued operations	0.12	0.69	0.55
Total	$9.77	$4.85	$2.94

Basic average shares outstanding do not include restricted shares totaling 0.2 million, 0.3 million and 0.2 million at years ended December 31, 2024, 2023 and 2022, respectively, that were not vested (Note 14).

The following potentially dilutive securities were considered in the calculation of EPS:

•
PRSUs issued to certain executives were considered in the computation of diluted EPS for all periods presented.

•
The exchange into common shares associated with OP Units was included in the computation of diluted EPS for the year ended December 31, 2022. The OP Units were redeemed in 2023 (Note 9).
•
Options to purchase common shares that were outstanding were not considered in the computation of diluted EPS, as the options were anti-dilutive for all years presented (Note 14).
16.
Income Taxes

The Company elected to be treated as a REIT under the Code, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income (excluding net capital gains) to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for each of the three years ended December 31, 2024, 2023 and 2022, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, the Company has historically utilized a TRS that is subject to federal, state and local income taxes on any taxable income generated from its operational activity.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company historically utilized a TRS to the extent certain fee and other miscellaneous non-real estate-related income could not be earned by the REIT. In January 2025, the Company eliminated its TRS.

For the years ended December 31, 2024, 2023 and 2022, the Company made net state and local tax payments of $1.0 million and $1.8 million and $0.6 million, respectively.

The following represents the activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Book income (loss) before income taxes	$19,644	$6,450	$6,374
Current	$—	$—	$—
Deferred	—	—	—
Total income tax expense	$—	$—	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2024	2023	2022
Statutory Rate	21%	21%	21%
Statutory rate applied to pre-tax income (loss)	$4,125	$1,355	$1,339
Deferred tax impact of contributions of assets	—	—	(7,542)
Deferred tax impact of tax rate change	80	339	261
Valuation allowance (decrease) increase based on impact of tax rate change	(80)	(339)	(261)
Valuation allowance (decrease) increase – other deferred	(5,416)	(1,337)	6,094
Expiration of capital loss carryforward	—	—	—
Other	1,291	(18)	$109
Total expense	$—	$—	$—
Effective tax rate	0.00%	0.00%	0.00%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Deferred tax assets(A)	$29,801	$36,056
Deferred tax liabilities	-	(139)
Valuation allowance	(29,801)	(35,917)
Net deferred tax asset	$—	$—
(A)
At December 31, 2024, primarily attributable to $18.3 million of net operating losses and $10.5 million of book/tax differences in joint venture investments. At December 31, 2023, primarily attributable to $20.5 million of net operating losses, $9.8 million of book/tax differences in joint venture investments. The TRS net operating loss carryforwards will expire in varying amounts between the years 2025 and 2036, except for approximately $6.8 million in both 2024 and 2023 that does not expire and is limited to 80% of taxable income.

Reconciliation of GAAP net income attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
GAAP net income attributable to SITE Centers	$531,824	$265,703	$168,719
Book/tax differences	175,622	(57,471)	(60,732)
Taxable income before adjustments	707,446	208,232	107,987
Less: Net operating loss carryforward	—	(54,466)	—
Less: Capital gains	—	—	(7,664)
Taxable income subject to the 90% dividend requirement	$707,446	$153,766	$100,323

Cash dividends declared applicable to tax years ended December 31, 2024, 2023 and 2022, were in excess of taxable income. The Company satisfied it REIT distribution requirement by distributing $46.14, $2.72 and $2.04 per share of common stock and $1.38, $1.59 and $1.59 per depository share of preferred stock for the years ended December 31, 2024, 2023 and 2022, respectively. The common stock distributions for the year ended December 31, 2024 were comprised of regular cash distributions of $0.52 per share of common stock for three quarters and a stock distribution of $44.58. The common stock distributions for the year ended December 31, 2023 were comprised of regular quarterly cash distributions of $0.52 per share of common stock and a special cash distribution of $0.64 per share of common stock. The common stock distributions for the year ended December 31, 2022 were comprised of three quarterly cash distributions of $0.52 per share of common stock and one quarterly cash distribution of $0.48 per share of common stock. The taxability of such distribution for the year ended December 31, 2024 is as follows:

	For the Year Ended December 31,
Common Shares	2024	2023	2022
Distributions paid per share	$46.14	$2.72	$2.04
Ordinary income	—%	29%	83%
Return of capital	71%	—%	11%
Capital gains	29%	71%	6%

Preferred Shares
Distributions paid per share	$1.38	$1.59	$1.59
Ordinary income	—%	29%	93%
Return of capital	—%	—%	—%
Capital gains	100%	71%	7%

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2024
Allowance for uncollectible accounts(A)	$2,168	$1,277	$1,860	$1,585
Valuation allowance for deferred tax assets(B)	$35,917	$—	$6,116	$29,801
Year ended December 31, 2023
Allowance for uncollectible accounts(A)	$3,340	$(430)	$742	$2,168
Valuation allowance for deferred tax assets(B)	$37,593	$—	$1,676	$35,917
Year ended December 31, 2022
Allowance for uncollectible accounts(A)	$4,720	$111	$1,491	$3,340
Valuation allowance for deferred tax assets	$31,760	$5,833	$—	$37,593
(A)
Includes allowances on straight-line rents.
(B)
Amounts charged to expense are discussed further in Note 16.

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2024

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances(3)	Acquisition (A)
Phoenix, AZ	13,069	14,751	13,069	21,675	34,744	12,022	22,722	16,015	1999 (A)
Phoenix, AZ	7,856	14,926	7,613	17,007	24,620	11,934	12,686	17,421	2003 (A)
Long Beach, CA	-	147,918	-	205,227	205,227	129,937	75,290	—	2005 (C)
Colorado Springs, CO	4,111	22,140	4,111	28,333	32,444	10,154	22,290	9,990	2011 (A)
Parker, CO	680	8,398	680	8,824	9,504	3,198	6,306	4,377	2003 (A)
Parker, CO	398	21,512	398	26,126	26,524	9,354	17,170	9,163	2003 (A)
Fort Walton Beach, FL	3,643	5,612	3,462	5,578	9,040	1,101	7,939	—	2021 (A)
Winter Garden, FL	18,605	105,037	19,124	114,249	133,373	45,985	87,388	—	2013 (A)
Atlanta, GA	14,078	41,050	14,078	48,841	62,919	24,293	38,626	23,447	2009 (A)
Roswell, GA	6,566	15,005	7,894	29,925	37,819	16,628	21,191	10,486	2007 (A)
Chicago, IL	22,642	82,754	22,642	85,122	107,764	30,363	77,401	29,145	2014 (A)
Chicago, IL	23,588	45,632	23,588	46,066	69,654	13,830	55,824	30,383	2017 (A)
Brentwood, MO	10,018	32,053	10,018	41,336	51,354	31,258	20,096	—	1998 (A)
East Hanover, NJ	3,847	23,798	3,847	30,081	33,928	17,842	16,086	9,908	2007 (A)
Edgewater, NJ	7,714	30,473	7,714	49,814	57,528	21,915	35,613	—	2007 (A)
Princeton, NJ	17,991	82,063	18,998	131,619	150,617	85,409	65,208	99,862	1997 (A)
Chapel Hill, NC	5,641	3,727	5,641	3,727	9,368	111	9,257	—	2024 (A)
Chapel Hill, NC	4,500	2,892	4,500	2,969	7,469	98	7,371	—	2024 (A)
Stow, OH	993	9,028	993	48,669	49,662	31,779	17,883	—	1969 (C)
Portland, OR	10,122	37,457	10,122	38,639	48,761	6,989	41,772	14,614	2019 (A)
Easton, PA	7,691	20,405	7,691	21,792	29,483	4,372	25,111	17,502	2020 (A)
Richmond, VA	11,879	34,736	11,879	37,883	49,762	21,588	28,174	14,449	2007 (A)
Portfolio Balance(4)	7,562	177,277	7,560	177,277	184,837	124,229	60,608	—
	$203,194	$978,644	$205,622	$1,220,779	$1,426,401	$654,389	$772,012	$306,762

(1)
The aggregate cost for federal income tax purposes was approximately $1.5 billion at December 31, 2024.
(2)
Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(3)
Excludes net loan costs aggregating $5.4 million.
(4)
Includes the Company’s Beachwood headquarters and related fixtures and equipment as well as $0.9 million of undeveloped land and $1.8 million of construction in progress at December 31, 2024.

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$3,820,352	$4,598,591	$4,713,523
Acquisitions	17,790	—	37,886
Developments, improvements and expansions	39,397	84,972	91,921
Adjustments of property carrying values (impairments)	(66,600)	—	(2,536)
Disposals(A)	(2,384,538)	(863,211)	(242,203)
Balance at end of year	$1,426,401	$3,820,352	$4,598,591

(A)
Includes the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,434,209	$1,539,338	$1,473,102
Depreciation for year	93,674	166,061	157,120
Disposals	(873,494)	(271,190)	(90,884)
Balance at end of year	$654,389	$1,434,209	$1,539,338

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28rd day of February, 2025.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Gerald R. Morgan	Executive Vice President, Chief Financial Officer & Treasurer
Gerald Morgan	(Principal Financial Officer)

/s/ Jeffrey A. Scott	Senior Vice President & Chief Accounting Officer
Jeffrey A. Scott	(Principal Accounting Officer)

/s/ Gary N. Boston	Director
Gary N. Boston

/s/ John M. Cattonar	Director
John M. Cattonar

/s/ Cynthia Foster Curry	Director
Cynthia Foster Curry

/s/ Dawn M. Sweeney	Director
Dawn M. Sweeney