Form 10-Q
period 2025-03-31
SITE Centers Corp.
filed 2025-05-07
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025 the registrant had 52,444,898 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2025

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Land	$204,714	$204,722
Buildings	965,209	964,845
Fixtures and tenant improvements	254,413	254,152
	1,424,336	1,423,719
Less: Accumulated depreciation	(665,402)	(654,389)
	758,934	769,330
Construction in progress and land	2,765	2,682
Total real estate assets, net	761,699	772,012
Investments in and advances to joint ventures, net	30,447	30,431
Cash and cash equivalents	58,155	54,595
Restricted cash	11,466	13,071
Accounts receivable	29,972	25,437
Amounts receivable from Curbline	215	1,771
Other assets, net	37,801	36,285
	$929,755	$933,602
Liabilities and Equity
Indebtedness	$301,643	301,373
Amounts payable to Curbline	32,579	33,762
Accounts payable and other liabilities	75,916	81,723
Total liabilities	410,138	416,858
Commitments and contingencies
SITE Centers Equity
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,467,187 shares issued at both March 31, 2025 and December 31, 2024	5,247	5,247
Additional paid-in capital	3,980,896	3,981,597
Accumulated distributions in excess of net income	(3,470,373)	(3,473,458)
Deferred compensation obligation	7,996	8,041
Accumulated other comprehensive income	4,893	5,472
Less: Common shares in treasury at cost: 266,656 and 282,061 shares at March 31, 2025 and December 31, 2024, respectively	(9,042)	(10,155)
Total equity	519,617	516,744
	$929,755	$933,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2025	2024
Revenues from operations:
Rental income	$31,450	$91,726
Fee and other income	11,173	2,326
	42,623	94,052
Rental operation expenses:
Operating and maintenance	7,132	15,035
Real estate taxes	4,721	13,717
Impairment charges	—	66,600
General and administrative	9,395	13,546
Depreciation and amortization	13,252	33,950
	34,500	142,848
Other income (expense):
Interest expense	(5,565)	(18,663)
Interest income	361	7,294
Gain on debt retirement	—	760
Debt extinguishment costs	—	(665)
Loss on derivative instruments	—	(4,096)
Other income (expense), net	(753)	(296)
	(5,957)	(15,666)
Income (loss) before earnings from discontinued operations, equity method investments and other items	2,166	(64,462)
Equity in net income of joint ventures	39	17
Gain on disposition of real estate, net	1,029	31,714
Income (loss) before tax expense	3,234	(32,731)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(149)	(252)
Income (loss) from continuing operations	3,085	(32,983)
Income from discontinued operations	—	9,431
Net income (loss)	$3,085	$(23,552)
Preferred dividends	—	(2,789)
Net income (loss) attributable to common shareholders	$3,085	$(26,341)

Per share data:
Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.06	$(0.69)
Income from discontinued operations	—	0.18
Total	$0.06	$(0.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2025	2024
Net income (loss)	$3,085	$(23,552)
Change in cash flow hedges, net of amount reclassed to earnings	(579)	2,602
Total other comprehensive income (loss)	(579)	2,602
Comprehensive income (loss)	$2,506	$(20,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Total
Balance, December 31, 2024	$5,247	$3,981,597	$(3,473,458)	$8,041	$5,472	$(10,155)	$516,744
Stock-based compensation, net	—	(701)	—	(45)	—	1,113	367
Comprehensive income (loss)	—	—	3,085	—	(579)	—	2,506
Balance, March 31, 2025	$5,247	$3,980,896	$(3,470,373)	$7,996	$4,893	$(9,042)	$519,617

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Total
Balance, December 31, 2023	$175,000	$5,359	$5,990,982	$(3,934,736)	$5,167	$6,121	$(72,350)	$2,175,543
Stock-based compensation, net	—	—	(3,238)	—	(115)	—	2,865	(488)
Dividends declared-common shares	—	—	—	(27,372)	—	—	—	(27,372)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income (loss)	—	—	—	(23,552)	—	2,602	—	(20,950)
Balance, March 31, 2024	$175,000	$5,359	$5,987,744	$(3,988,449)	$5,052	$8,723	$(69,485)	$2,123,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$3,085	$(23,552)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	13,252	43,150
Stock-based compensation	384	2,031
Amortization and write-off of debt issuance costs, commitment fees, and fair market value of debt adjustments	695	1,819
Gain on debt retirement	—	(760)
Loss on derivative instruments	—	4,096
Equity in net income of joint ventures	(39)	(17)
Gain on disposition of real estate, net	(1,029)	(31,714)
Impairment charges	—	66,600
Assumption of building due to ground lease terminations	—	(1,952)
Net change in accounts receivable	(2,685)	7,790
Net change in accounts payable and accrued expenses	(3,646)	(15,643)
Net change in other operating assets and liabilities	(4,294)	(11,896)
Total adjustments	2,638	63,504
Net cash flow provided by operating activities	5,723	39,952
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(18,065)
Real estate developed and improvements to operating real estate	(3,247)	(19,813)
Proceeds from disposition of real estate	—	115,329
Equity contributions to joint ventures	(3)	(44)
Repayment of joint venture advance	—	730
Net cash flow (used for) provided by investing activities	(3,250)	78,137
Cash flow from financing activities:
Payment of loan commitment fees	—	(3,183)
Repayment of senior notes	—	(60,758)
Repayment of mortgage debt	(419)	(134)
Payment of debt issuance costs	(6)	—
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(93)	(2,594)
Dividends paid	—	(63,733)
Net cash flow used for financing activities	(518)	(130,402)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,955	(12,313)
Cash, cash equivalents and restricted cash, beginning of period	67,666	569,031
Cash, cash equivalents and restricted cash, end of period	$69,621	$556,718

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

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”) into a separate, publicly-traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations in the consolidated financial statements for the three months ended March 31, 2024.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2025 and 2024, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disposition of Real Estate

For the three months ended March 31, 2025, the Company did not sell any wholly-owned real estate; however, the Company recorded $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe. Of this amount, cash of $3.8 million was received during the quarter with the remaining amount of cash received in April 2025.

For the three months ended March 31, 2024, the Company sold three wholly-owned shopping centers for a gross sales price of $119.4 million resulting in gain on dispositions of $31.7 million.

Reclassifications

Certain prior period amounts reported have been reclassified to conform with current year presentation.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2025	2024
Dividends declared, but not paid	$—	$30.2
Accounts payable related to construction in progress	0.2	8.1
Assumption of buildings due to ground lease terminations	—	2.0

Segments

The Company has a single operating segment. The Company’s shopping centers have common characteristics and are managed on a consolidated basis. The Company does not differentiate among properties on a geographical basis or any other basis for purposes of allocating resources or capital. The Company’s Chief Operating Decision Maker (“CODM”) may review operational and financial data on an ad-hoc basis at a property level. The CODM assesses performance for the segment and decides how to allocate resources based on net income as reported on the Company’s consolidated statements of operations. In addition, the CODM uses net operating income (“NOI”) as a supplemental measure to evaluate and assess the performance of the Company’s operating portfolio. NOI is defined as property revenues less property-related expenses and excludes depreciation and amortization expense, joint venture equity and fee income, interest income and expenses and corporate level transactions. The CODM uses net income and NOI to monitor budget versus actual results in assessing the performance of the Company’s properties to guide decisions regarding timing of property sales and payment of dividends. The CODM reviews significant expenses associated with the Company’s single reportable operating segment which are presented in the Company’s consolidated statements of operations. The measure of segment assets is reported in the Company’s consolidated balance sheets as total consolidated assets.

Recently Issued Accounting Standards

Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 which enhances income tax disclosure requirements in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024. The Company will review the extent of the new disclosure necessary prior to implementation. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

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

2.
Investments in and Advances to Joint Ventures

At March 31, 2025 and December 31, 2024, the Company had ownership interests in various unconsolidated joint ventures that had investments in 11 shopping center properties. Condensed combined financial information of the Company’s unconsolidated joint ventures is as follows (in thousands):

	March 31, 2025	December 31, 2024
Condensed Combined Balance Sheets
Land	$159,567	$159,567
Buildings	494,963	494,062
Fixtures and tenant improvements	56,914	55,526
	711,444	709,155
Less: Accumulated depreciation	(171,595)	(166,534)
	539,849	542,621
Construction in progress and land	347	352
Real estate, net	540,196	542,973
Cash and restricted cash	33,177	25,750
Receivables, net	8,508	9,660
Other assets, net	18,302	17,823
	$600,183	$596,206

Mortgage debt	$427,180	$426,462
Notes and accrued interest payable to the Company	3,818	1,894
Other liabilities	33,681	32,533
	464,679	460,889
Accumulated equity	135,504	135,317
	$600,183	$596,206

Company's share of accumulated equity	$26,044	$26,016
Basis differentials	585	2,521
Amounts payable to the Company	3,818	1,894
Investments in and advances to joint ventures, net	$30,447	$30,431

	Three Months
	Ended March 31,
	2025	2024
Condensed Combined Statements of Operations
Revenues from operations	$20,925	$22,054
Expenses from operations:
Operating expenses	5,182	5,868
Depreciation and amortization	6,044	7,145
Interest expense	8,008	8,271
Other expense, net	1,388	1,896
	20,622	23,180
Income (loss) before loss on disposition of real estate	303	(1,126)
Loss on disposition of real estate, net	(4)	(29)
Net income (loss) attributable to unconsolidated joint ventures	$299	$(1,155)
Company's share of equity in net income (loss) of joint ventures	$55	$(153)
Basis differential adjustments(A)	(16)	170
Equity in net income of joint ventures	$39	$17

(A) The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company for providing asset management, property management and leasing and development services to all of the Company’s unconsolidated joint ventures were $1.2 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	March 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$52,129	$(44,426)	$7,703
Above-market leases	3,855	(3,540)	315
Lease origination costs	5,508	(4,716)	792
Tenant relationships	22,337	(19,113)	3,224
Total intangible assets, net	83,829	(71,795)	12,034
Operating lease ROU assets			15,545
Other assets:
Prepaid expenses			7,123
Other assets			1,206
Deposits			1,893
Total other assets, net			$37,801
	Liability	Accumulated Amortization	Net
Below-market leases	$16,034	$(6,917)	$9,117

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$53,964	$(45,641)	$8,323
Above-market leases	3,855	(3,492)	363
Lease origination costs	5,732	(4,884)	848
Tenant relationships	23,894	(20,487)	3,407
Total intangible assets, net	87,445	(74,504)	12,941
Operating lease ROU assets			15,818
Other assets:
Prepaid expenses			4,283
Other assets			1,192
Deposits			2,051
Total other assets, net			$36,285
	Liability	Accumulated Amortization	Net
Below-market leases	$16,034	$(6,728)	$9,306

Amortization for the three months ended March 31, 2025 and 2024 related to the Company’s intangibles was as follows (in thousands):

Year	Income	Expense
2025	$140	$833
2024	557	2,540

4. Leases

The disaggregation of the Company’s lease income, which is included in Rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months
	Ended March 31,
	2025	2024
Rental income:
Fixed lease income(A)	$22,964	$65,047
Variable lease income(B)	8,454	25,604
Above-market and below-market leases amortization, net	140	557
Adjustments for potentially uncollectible revenues and disputed amounts(C)	(108)	518
Total rental income	$31,450	$91,726

(A) Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.

(B) Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.

(C) The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.

5.
Indebtedness

The following table discloses certain information regarding the Company’s secured indebtedness (in thousands):

	Carrying Value at		Interest Rate(A) at
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Maturity Date
Mortgage Indebtedness – Fixed Rate	$99,442	$99,862	6.7%	6.7%	November 2028
Mortgage Indebtedness – Variable Rate	206,900	206,900	7.1%	7.1%	September 2026
Net unamortized debt issuance costs	(4,699)	(5,389)
Total indebtedness	$301,643	$301,373

(A) The interest rate on variable-rate debt was calculated using the base rate and spread effective at the end of each reporting period.

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company. As of March 31, 2025, the outstanding balance was $206.9 million and 13 properties continued to serve as collateral for the Mortgage Facility. The Company is required to comply with certain covenants under the Mortgage Facility relating to net worth and liquidity. The Company was in compliance with these financial covenants at March 31, 2025.

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

Debt

The following methods and assumptions were used by the Company in estimating fair value disclosures of debt. The fair market value for debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s nonperformance risk and loan to value. The Company’s debt is classified as Level 3 in the fair value hierarchy. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage indebtedness	$301,643	$310,074	$301,373	$309,228

Cash Flow Hedges of Interest Rate Risk

The Company may use swaps and caps as part of its interest rate risk management strategy. The swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Prior to the termination and repayment of amounts outstanding under a term loan agreement on August 15, 2024, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converted the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%. In 2024, in conjunction with the repayment of the term loan agreement, the swap was terminated and re-designated to convert the variable-rate SOFR component of the interest rate applicable to $200.0 million of the loan outstanding under the Mortgage Facility to a fixed rate of 2.75%. At the time of termination, the Company received a cash payment of $6.8 million and the fair value of the derivative remaining in Accumulated Other Comprehensive Income was $6.4 million. This amount is reclassified into interest expense in the period that the hedged forecasted transaction is probable of affecting earnings.

All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect a decrease to interest expense (and a corresponding increase to earnings) of approximately $2.2 million within the next 12 months.

7.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

2025
Balance, December 31, 2024	$5,472
Change in cash flow hedges	(26)
Amounts reclassified from accumulated other comprehensive income to interest expense	(553)
Balance, March 31, 2025(A)	$4,893
(A)
Includes derivative financial instruments entered into by the Company and an unconsolidated joint venture.

8. Discontinued Operations

On October 1, 2024, the Company completed the spin-off of 79 convenience properties to Curbline, a separate publicly-traded company. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations for the three months ended March 31, 2024. The operating results related to the Curbline properties were as follows (in thousands):

Three Months Ended March 31, 2024
Revenue from Operations:
Rental income	$27,866
Other income	173
28,039

Rental operation expenses:
Operating and maintenance	2,932
Real estate taxes	3,021
General and administrative	103
Depreciation and amortization	9,200
15,256
Other income (expense):
Interest expense	(250)
Transaction costs and other expense	(3,102)
(3,352)
Net income attributable to discontinued operations	$9,431

The following table summarizes non-cash flow data related to discontinued operations (in millions):

Three Months Ended March 31, 2024
Accounts payable related to construction in progress	$1.3
Assumption of buildings due to ground lease terminations	2.0

For the period ended March 31, 2024, capital expenditures included in discontinued operations was $22.8 million.

9. Transactions with Curbline Properties

On October 1, 2024, the Company completed the spin-off of Curbline Properties. To govern certain ongoing relationships between the Company, Curbline Properties LP (the “Operating Partnership”) and Curbline Properties after the spin-off, and to provide for the allocation among the Company, the Operating Partnership and Curbline Properties of the Company’s assets, liabilities and obligations attributable to periods both prior to and following the separation of Curbline Properties and the Operating Partnership from SITE Centers, the Company, Curbline Properties and the Operating Partnership entered into agreements pursuant to which each provides certain services and has certain rights following the spin-off, and Curbline Properties, the Operating Partnership and SITE Centers indemnify each other against certain liabilities arising from their respective businesses. The Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement and other agreements governing ongoing relationships were negotiated between related parties and their terms, including fees and other amounts payable, may not be the same as if they had been negotiated at arm’s length with an unaffiliated third party.

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of March 31, 2025, such redevelopment projects were estimated to cost $32.0 million to complete, which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

Shared Services Agreement

The fair value of the services provided by the Company to Curbline Properties in excess of the fees and the fair value of the services received by the Company from Curbline Properties is reflected as $0.6 million of additional fee income within Fee and other income and $0.6 million of expense within Other income (expense), net, in the Company’s consolidated statements of operations for the three months ended March 31, 2025.

The Shared Services Agreement provides Curbline Properties the right to use the Company’s office space in New York, New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The sublease income received under the Shared Services Agreement of $0.4 million is included in Rental income on the Company’s consolidated statements of operations.

Summary

For the period ended March 31, 2025, the Company recorded in Fee and other income on the Company’s consolidated statements of operations a cash fee of $0.7 million which represents 2% of Curbline’s gross revenue and $0.6 million for the incremental fair value of services provided to Curbline offset by an embedded lease charge of $0.4 million. Amounts payable to Curbline and amounts receivable from Curbline as of March 31, 2025, under the agreements described above, aggregated $32.6 million (including obligations to complete redevelopments) and $0.2 million, respectively.

10.
Earnings Per Share

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

	Three Months
	Ended March 31,
	2025	2024
Numerators – Basic and Diluted
Continuing Operations:
Net income (loss)	$3,085	$(32,983)
Preferred dividends	—	(2,789)
Earnings attributable to unvested shares	(15)	(131)
Net income (loss) attributable to common shareholders after allocation to participating securities	3,070	(35,903)
Discontinued Operations:
Income from discontinued operations	—	9,431
Total	$3,070	$(26,472)
Denominators – Number of Shares
Basic and Diluted —Average shares outstanding	52,436	52,355

Basic and Diluted Earnings Per Share
From continuing operations	$0.06	$(0.69)
From discontinued operations	—	0.18
Total	$0.06	$(0.51)

For the three months ended March 31, 2024, Performance Restricted Stock Units issued to certain executives in March 2024, 2023 and 2022 were not included in the computation of diluted EPS because they were anti-dilutive due to the net loss. Basic average shares outstanding do not include Restricted Stock Units (“RSUs”) totaling 0.3 million that were not vested at March 31, 2025. Dividends are paid on the outstanding RSUs, which makes these shares participating securities.

Common Share Dividends

The Company did not declare or pay a dividend for the first quarter of 2025. The Company declared a quarterly cash dividend of $0.52 per common share for the first quarter of 2024.

11.
Subsequent Events

In March 2024, the Directors’ Deferred Compensation Plan was terminated and pursuant to its terms, in April 2025, all remaining account balances were distributed. As a result, Deferred compensation obligation will be reduced by $8.0 million with a corresponding adjustment to Treasury Stock.

In October 2024, consistent with the contractual obligations set forth in the Separation and Distribution agreement, SITE Centers entered into a lease agreement with Curbline pursuant to which SITE Centers will lease a portion of a property owned by Curbline in Miami, Florida for one year beginning on April 1, 2025. SITE Centers will pay annual rent of $0.8 million along with a proportionate share of real estate tax expense. The first payment was made by SITE Centers in April 2025 and will be reflected in General and administrative expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its consolidated subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2024, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping and managing shopping centers. As of March 31, 2025, the Company’s portfolio consisted of 33 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures). At March 31, 2025, the Company owned approximately 8.8 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). In addition, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, a portion of which currently serves as the Company’s headquarters.

On October 1, 2024, the Company completed the spin-off of Curbline Properties Corp. (“Curbline” or “Curbline Properties”), pursuant to which the Company contributed 79 convenience properties, $800 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline Properties. The spin-off was effected pursuant to the Separation and Distribution Agreement, dated as of October 1, 2024, among the Company, Curbline, and Curbline Properties LP, a subsidiary of Curbline (the “Operating Partnership”). To govern certain ongoing relationships between the Company, Curbline and the Operating Partnership, the Company entered into a Tax Matters Agreement, an Employee Matters Agreement, a Shared Services Agreement and other agreements. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties were considered as held for sale as of October 1, 2024, and are reflected as discontinued operations for the three-month period ended March 31, 2024. Except as otherwise noted, operating statistics cited in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 have been adjusted to exclude discontinued operations and properties sold during the year ended December 31, 2024.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2025	2024
Net income (loss) attributable to common shareholders	$3,085	$(26,341)
FFO attributable to common shareholders	$16,024	$51,931
Operating FFO attributable to common shareholders	$8,282	$59,801
Earnings (loss) per share – Diluted	$0.06	$(0.51)

For the three months ended March 31, 2025, the increase in Net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of an increase in fee and other income and a decrease in impairment charges and interest expense, partially offset by the result of the spin-off of Curbline Properties, lower net operating income (“NOI”) as a result of property dispositions, lower gain on sale from dispositions, and lower interest income.

SITE Centers Strategy

From July 1, 2023 to December 31, 2024, the Company generated approximately $3.1 billion of gross proceeds from sales of properties for the purpose of acquiring additional convenience properties, capitalizing Curbline and, together with proceeds from the closing and funding of a $530.0 million mortgage loan (the “Mortgage Facility”), redeeming and/or repaying all of the Company’s outstanding unsecured indebtedness and preferred shares. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value.

As of May 6, 2025, the Company had entered into agreements to sell two properties for an aggregate gross sales price of approximately $95 million (subject to adjustment for certain closing pro-rations, allocations, credits, closing costs and escrows) for which the buyers’ general due diligence periods had expired. These transactions are expected to close in the second quarter of 2025. In each case, closing remains subject to customary conditions, including, but not limited to, delivery of estoppel letters from tenants, the accuracy of the Company’s representations in all material respects and the absence of certain casualty or condemnation events. The Company is also in various stages of marketing or contract negotiations for the sale of several other properties, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and uncertain capital markets and economic conditions. The Company expects to use proceeds from any additional asset sales to repay outstanding indebtedness and make distributions to shareholders.

The Company expects that rental income and net income will decrease in future periods as compared to corresponding prior year periods as a result of the spin-off of Curbline, the significant volume of dispositions completed in 2024 and the impact of pending tenant bankruptcies. The Company expects that its future dividend policy will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and management of liquidity and overall leverage levels in connection with ongoing operations.

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease-up of the portfolio, and rent commencement with respect to recently executed leases.

Operational Accomplishments

The Company believes its strong leasing economics are attributable to the concentration of the Company’s portfolio in suburban, high household income communities and to national tenants’ strong financial positions and increasing emphasis and reliance on physical store locations.

Operational highlights for the Company through March 31, 2025, include the following (excluding discontinued operations and properties sold in 2024):

•
Leased approximately 75,000 square feet of GLA, including five new leases and 17 renewals. As of March 31, 2025, the remaining 2025 lease expirations aggregated approximately 0.2 million square feet of GLA, as compared to 0.5 million square feet of leased GLA expiring in 2025 as of December 31, 2024;
•
For the comparable leases executed in the three months ended March 31, 2025, the Company generated cash lease spreads on a pro rata basis of 6.8% for new leases and 3.4% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot increased to $19.75 at March 31, 2025, as compared to $19.64 at December 31, 2024 and $19.55 at March 31, 2024, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 89.4% at March 31, 2025, as compared to 90.6% at December 31, 2024 and 89.8% at March 31, 2024, all on a pro rata basis and
•
For new leases executed in the three months ended March 31, 2025, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $4.93 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.85 per rentable square foot for the full year of 2024. The Company generally does not expend a significant amount of capital on lease renewals.

RESULTS OF OPERATIONS

The spin-off of Curbline Properties in October 2024 represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected in the financial results as discontinued operations for all periods presented. Consolidated shopping center properties owned as of January 1, 2024, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Rental income(A)	$31,450	$91,726	$(60,276)
Fee and other income(B)	11,173	2,326	8,847
Total revenues	$42,623	$94,052	$(51,429)
(A)
The following tables summarize the key components of Rental income (in thousands):

	Three Months
	Ended March 31,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income(1)	$22,755	$65,054	$(42,299)
Recoveries from tenants(2)	8,402	23,954	(15,552)
Uncollectible revenue	(108)	518	(626)
Lease termination fees, ancillary and other rental income(3)	401	2,200	(1,799)
Total contractual lease payments	$31,450	$91,726	$(60,276)
(1)
The changes in Base and percentage rental income for the three months ended March 31, 2025, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$0.4
Comparable Portfolio Properties	0.2
Disposition of shopping centers	(43.0)
Straight-line rents	0.1
Total	$(42.3)

At March 31, 2025 and 2024, the Comparable Portfolio Properties consisted of 22 wholly-owned properties with an aggregate occupancy rate of 89.2% and 89.8%, respectively, and average annualized base rent per occupied square foot of $19.95 and $19.76, respectively.

(2)
Recoveries from tenants were approximately 70.9% and 83.3% of operating expenses and real estate taxes for the three months ended March 31, 2025 and 2024, respectively. The decrease in the recovery percentage primarily was due to a combination of transactional activity and the mix of properties sold.
(3)
The decrease in Lease termination fees, ancillary and other rental income is primarily due to asset sales and lease termination fees for the three months ended March 31, 2024 of $1.1 million.
(B)
For the three months ended March 31, 2025, Fee and other income included $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe. Of this amount, cash of $3.8 million was received during the quarter with the remaining amount of cash received in April 2025. Otherwise, Fee and other income was primarily earned from the Company’s unconsolidated joint ventures and Curbline Properties. Decreases in the number of assets under management will impact the amount of revenue recorded in future periods. The Company’s joint venture partners may also elect to terminate their joint venture arrangements with the Company in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Operating and maintenance(A)	$7,132	$15,035	$(7,903)
Real estate taxes(A)	4,721	13,717	(8,996)
Impairment charges(B)	—	66,600	(66,600)
General and administrative(C)	9,395	13,546	(4,151)
Depreciation and amortization(A)	13,252	33,950	(20,698)
	$34,500	$142,848	$(108,348)
(A)
The changes for the three months ended March 31, 2025, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.1	$0.1	$0.2
Comparable Portfolio Properties	0.4	0.2	(0.8)
Disposition of shopping centers	(8.4)	(9.3)	(20.1)
	$(7.9)	$(9.0)	$(20.7)

(B)
The Company recorded Impairment charges in the prior year triggered by a change in the hold period assumptions.

(C)
The decrease in General and administrative expenses is primarily due to the transfer of some of the Company’s employees to Curbline at the time of the spin-off.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Interest expense(A)	$(5,565)	$(18,663)	$13,098
Interest income(B)	361	7,294	(6,933)
Debt extinguishment cost(C)	—	(665)	665
Gain on debt retirement(D)	—	760	(760)
Loss on derivative instruments(E)	—	(4,096)	4,096
Other income (expense), net(F)	(753)	(296)	(457)
	$(5,957)	$(15,666)	$9,709
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Three Months
	Ended March 31,
	2025	2024
Weighted-average debt outstanding (in billions)	$0.3	$1.6
Weighted-average interest rate	6.5%	4.5%

In 2024, the Company simplified its debt structure. As of March 31, 2025, the Company’s consolidated indebtedness consisted of two outstanding mortgages (the Mortgage Facility and a mortgage loan encumbering Nassau Park Pavilion) with an aggregate outstanding balance of $306.3 million and a weighted-average interest rate (based on contractual rates and excluding amortization of debt issuance costs) of 6.9%. At March 31, 2025, the weighted-average maturity (prior to exercise of applicable extension options) was 2.1 years.

(B)
Prior year amounts related to the investment of sale proceeds in money market accounts.
(C)
Related primarily to the prior year write off of commitment fees due to the release of properties that had been identified to serve as collateral for a mortgage financing commitment.

(D)
Related to the prior year repurchase of unsecured notes due in 2025 and 2026 for total consideration of $60.8 million including expenses and fair value discount write-off.
(E)
In 2024, related to derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on outstanding unsecured notes.
(F)
In 2025, primarily consists of an adjustment to reflect the fair value of services provided to Curbline relative to the fees and fair value of the services received from Curbline under the Shared Services Agreement.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Equity in net income of joint ventures(A)	$39	$17	$22
Gain on disposition of real estate, net(B)	1,029	31,714	(30,685)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(149)	(252)	103
Income from discontinued operations(C)	—	9,431	(9,431)
(A)
At March 31, 2025 and 2024, the Company had an economic investment in unconsolidated joint ventures which owned 11 and 13 shopping center properties, respectively. Joint venture property sales could significantly impact the amount of income or loss recognized in future periods and the amount of sale proceeds allocated to the Company may vary based on joint venture return calculations and promoted structures.
(B)
The Company sold three wholly-owned shopping centers for the three months ended March 31, 2024.
(C)
The spin-off of the convenience properties on October 1, 2024, represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations in the consolidated financial statements on a retrospective basis.

Net Income (Loss) (in thousands)

	Three Months
	Ended March 31,
	2025	2024	$ Change
Net income (loss)	$3,085	$(23,552)	$26,637

The increase in net income as compared to the prior-year period, primarily was the result of an increase in fee and other income and a decrease in impairment charges and interest expense, partially offset by the result of the spin-off of Curbline Properties, lower NOI as a result of property dispositions, lower gain on sale from dispositions, and lower interest income.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, (iv) gains and losses from changes in control and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, and equity income (loss) from joint ventures and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures, determined on a consistent basis. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended March 31,
	2025	2024	$ Change
FFO attributable to common shareholders	$16,024	$51,931	$(35,907)
Operating FFO attributable to common shareholders	8,282	59,801	(51,519)

The decrease in FFO for the three months ended March 31, 2025, as compared to the prior-year period, was primarily attributable to the spin-off of Curbline Properties, lower NOI as a result of property dispositions and lower interest income, partially offset by increased fee and other income, decreased interest expense, preferred dividend expense and decreased debt related charges. The decrease in Operating FFO was primarily due to the spin-off of Curbline Properties, lower NOI as a result of property dispositions and lower interest income, partially offset by decreased interest expense, preferred dividend expense and decreased debt related charges.

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

	Three Months
	Ended March 31,
	2025	2024
Net income (loss) attributable to common shareholders	$3,085	$(26,341)
Depreciation and amortization of real estate investments	12,414	32,619
Equity in net income of joint ventures	(39)	(17)
Joint ventures’ FFO(A)	1,593	1,584
Discontinued operations’ depreciation	—	9,200
Impairment of real estate	—	66,600
Gain on disposition of real estate, net	(1,029)	(31,714)
FFO attributable to common shareholders	16,024	51,931
Gain on debt retirement	—	(760)
Discontinued operations’ transaction costs	—	3,102
Loss on derivative instruments	—	4,096
Transaction, debt extinguishment and other (at SITE’s share)	122	1,037
Condemnation revenue	(8,379)	—
Other charges	515	395
Non-operating items, net	(7,742)	7,870
Operating FFO attributable to common shareholders	$8,282	$59,801
(A)
At March 31, 2025 and 2024, the Company had an economic investment in unconsolidated joint ventures which owned 11 and 13 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2025	2024
Net income (loss) attributable to unconsolidated joint ventures	$299	$(1,155)
Depreciation and amortization of real estate investments	6,044	7,145
Gain on disposition of real estate, net	4	29
FFO	$6,347	$6,019
FFO at SITE Centers’ ownership interests	$1,593	$1,584
Operating FFO at SITE Centers’ ownership interests	$1,593	$1,661

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and obligations. The Company’s primary capital sources include cash flow from operations, debt financings and proceeds from asset sales. The Company remains committed to monitoring the duration of its indebtedness, to maintaining prudent leverage levels in an effort to manage its overall risk profile while maintaining strategic flexibility and to closely monitoring liquidity and its cash position following the termination of its revolving credit facility in August 2024.

As of March 31, 2025, the Company had $306.3 million aggregate principal amount of consolidated indebtedness outstanding consisting of the Mortgage Facility secured by 13 assets having an outstanding principal balance of $206.9 million and a mortgage loan secured by Nassau Park Pavilion having an outstanding principal balance of $99.4 million. In addition, as of March 31, 2025, the Company’s unconsolidated joint ventures had $441.5 million of indebtedness ($106.4 million at SITE’s share).

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

The Company expects that operating expenses, redevelopment obligations and capital expenditures will generally be financed through cash provided from operating activities and asset sales. At March 31, 2025, the Company had an unrestricted cash balance of $58.2 million. As of March 31, 2025, the Company anticipates that it has approximately $32.0 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement. The Company believes it has sufficient liquidity to operate its business at this time.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of March 31, 2025

The outstanding indebtedness of the Company’s unconsolidated joint ventures at March 31, 2025, which matures in the subsequent 13-month period (i.e., through April 2026), is $60.9 million (or $30.3 million at the Company’s share) which can be extended in accordance with the loan documents.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any future deterioration in property-level revenues may cause both of the Company’s joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates or challenged transaction markets may adversely impact the ability of the Company’s joint ventures to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2025	2024
Cash flow provided by operating activities	$5,723	$39,952
Cash flow (used for) provided by investing activities	(3,250)	78,137
Cash flow used for financing activities	(518)	(130,402)

Changes in cash flow for the three months ended March 31, 2025, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $34.2 million primarily due to changes in working capital from disposition activity and a decrease in interest income.

Investing Activities: Cash used for investing activities decreased $81.4 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $34.6 million and
•
Decrease in proceeds from disposition of real estate of $115.3 million.

Financing Activities: Cash used for financing activities decreased $129.9 million primarily due to the following:

•
Decrease in repayment of unsecured senior notes, mortgage debt and loan commitment fee of $63.7 million and
•
Decrease in dividends paid of $63.7 million.

Dividend Distribution

No dividends were declared or paid on the Company’s common shares during the three months ended March 31, 2025. The Company declared $30.2 million of dividends on the Company’s common and preferred shares during the three months ended March 31, 2024.

The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors. The Company does not currently expect to make regular quarterly dividend payments in the future. Instead, the Company intends to pursue a dividend policy of retaining sufficient free cash flow to support the Company’s capital needs while still adhering to REIT payout requirements and minimizing federal income taxes. The Company expects that the frequency and timing of future dividends will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and prudent management of liquidity and overall leverage levels in connection with ongoing operations. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income; however, there can be no assurances as to the timing and amounts of future dividends.

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. Through March 31, 2025, the Company had repurchased under this program 0.5 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

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

Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value.

As of May 6, 2025, the Company had entered into agreements to sell two properties for an aggregate gross sales price of approximately $95 million (subject to adjustment for certain closing pro-rations, allocations, credits, closing costs and escrows) for which the buyers’ general due diligence periods had expired. These transactions are expected to close in the second quarter of 2025. In each case, closing remains subject to customary conditions, including, but not limited to, delivery of estoppel letters from tenants, the accuracy of the Company’s representations in all material respects and the absence of certain casualty or condemnation events. The Company is also in various stages of marketing or contract negotiations for the sale of several other properties, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and uncertain capital markets and economic conditions. The Company expects to use proceeds from any additional asset sales to repay outstanding indebtedness and make distributions to shareholders.

Redevelopment Projects

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes expanding, improving and re-tenanting various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At March 31, 2025, the Company had approximately $2.8 million in construction in progress in various active re-tenanting projects. At March 31, 2025, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $32.0 million.

CAPITALIZATION

At March 31, 2025, the Company’s capitalization consisted of $306.3 million of debt and $673.4 million of market equity (calculated as the common shares outstanding multiplied by $12.84, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2025, the last trading day of March 2025).

In July 2024, the Company announced a one-for-four reverse stock split of its common shares. Split-adjusted trading began on the New York Stock Exchange at the opening of trading on August 19, 2024.

Management seeks to maintain access to the capital resources necessary to manage the Company’s balance sheet and to repay upcoming maturities. Accordingly, the Company may seek to obtain funds through additional debt financings or asset sales. In connection with the spin-off of Curbline, the Company used proceeds from the Mortgage Facility together with proceeds from asset sales to repay all of the Company’s outstanding unsecured indebtedness and therefore no longer maintains a revolving line of credit or an investment grade rating. The Company may not be able to obtain financing on favorable terms, or at all.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has no consolidated debt maturing in 2025. The Company expects to fund future maturities from cash on hand, proceeds from asset sales, cash flow from operations and/or additional debt financings. No assurance can be provided that these obligations will be repaid as currently anticipated or refinanced.

In conjunction with the re-tenanting of vacancies at its shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.4 million for its properties (excluding Curbline redevelopment noted below) as of March 31, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows or asset sales. These contracts typically can be changed or terminated without penalty.

In connection with the sale of one property in 2024, the Company guaranteed additional construction costs to complete re-tenanting work at the property and deferred maintenance, all of which were recorded as a liability. As of March 31, 2025, the Company had a liability of approximately $5.8 million. The amount is recorded in Accounts payable and other liabilities on the Company’s consolidated balance sheets.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of March 31, 2025, such redevelopment projects were estimated to cost $32.0 million to complete.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.6 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

The Company continues to experience steady retailer demand which it believes is attributable to the location of many of the Company’s properties in suburban, high household income communities experiencing population growth, positive changes in remote and work-from-home trends, limited new construction of competing retail properties and tenants’ increasing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, where only six tenants’ annualized base rent equals or exceeds 3% of the Company’s annualized base rent plus the Company’s proportionate share of unconsolidated joint venture annualized base rent. Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically, these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. At March 31, 2025 and December 31, 2024, the shopping center portfolio occupancy, on a pro rata basis, was 89.4% and 90.6%, respectively, and the total portfolio average annualized base rent per occupied square foot, on a pro rata basis, was $19.75 and $19.64, respectively. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the three months ended March 31, 2025 and 2024, on a pro rata basis, was $4.93 and $5.43 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals.

The threat of increasing inflation and interest rates, uncertainty over tariff policy, concerns over consumer confidence and the volatility of global capital markets pose increasing risks to the U.S. economy, retail sales, and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. JOANN, Party City, Forever 21 and Franchise Group each recently filed for bankruptcy and collectively accounted for 2.7% of the Company’s annualized base rent plus the Company’s proportionate share of unconsolidated joint venture annualized base rent as of March 31, 2025. However, other retailers, specifically those in the value and convenience category, continue to launch new concepts and expand their store fleets within the suburban, high household income communities in which many of the Company’s properties are located. As a result, the Company believes that its prospects to backfill vacant spaces or non-renewing tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results or the valuation of its properties.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to dispositions and other business development activities, future capital expenditures, financing resources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
•
The Company may be adversely affected by potential conflicts of interest with Curbline Properties or changes in the Company’s relationship with Curbline Properties, and the Company may not be able to retain qualified personnel or adequately manage its operations in the event the Shared Services Agreement is terminated and
•
The Company and its vendors could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines or penalties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2025, the Company’s debt, excluding unconsolidated joint venture debt and the impact of the reclassification from accumulated other comprehensive income to interest expense related to the terminated interest rate swap, is summarized as follows:

	March 31, 2025				December 31, 2024
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$98.1	3.6	6.7%	32.5%	$98.5	3.8	6.7%	32.7%
Variable-Rate Debt	$203.5	1.4	7.1%	67.5%	$202.9	1.7	7.1	67.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2025				December 31, 2024
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$366.4	$73.3	3.8	6.4%	$365.4	$73.1	4.0	6.4%
Variable-Rate Debt	$60.8	$30.2	1.7	5.0%	$61.0	$30.3	0.9	5.0%

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2025, would result in an increase in interest expense of approximately $0.5 million for the Company for the three months ended March 31, 2025.

The Company intends to use retained cash flow, proceeds from asset sales and debt financing to repay indebtedness and fund capital expenditures at the Company’s shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness or needs to refinance existing fixed-rate indebtedness in a rising interest rate environment, its exposure to increases in interest rates in an inflationary period could increase.

An estimate of the effect of a 100 basis-point increase in interest rates at March 31, 2025 and December 31, 2024, is summarized as follows (in millions):

	March 31, 2025			December 31, 2024
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company’s fixed-rate debt	$98.1	$103.0	$99.9	$98.5	$102.3	$99.1
Company’s proportionate share of joint venture fixed-rate debt	$73.3	$74.7	$72.3	$73.1	$73.5	$71.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional debt financing. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2025, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
January 1–31, 2025	—	$—	—	$—
February 1–28, 2025	—	—	—	—
March 1–31, 2025	—	—	—	—
Total	—	$—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of March 31, 2025, the Company had repurchased 0.5 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024, (iv) Consolidated Statements of Equity for the Three Months Ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Jeffrey A. Scott
		Name:	Jeffrey A. Scott
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 7, 2025