Form 10-Q
period 2025-06-30
SITE Centers Corp.
filed 2025-08-05
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025 the registrant had 52,444,898 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2025

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Land	$190,585	$204,722
Buildings	907,838	964,845
Fixtures and tenant improvements	238,653	254,152
	1,337,076	1,423,719
Less: Accumulated depreciation	(628,703)	(654,389)
	708,373	769,330
Construction in progress and land	2,671	2,682
Total real estate assets, net	711,044	772,012
Investments in and advances to joint ventures, net	29,895	30,431
Cash and cash equivalents	153,789	54,595
Restricted cash	8,733	13,071
Accounts receivable	19,791	25,437
Amounts receivable from Curbline	347	1,771
Other assets, net	35,441	36,285
	$959,040	$933,602
Liabilities and Equity
Indebtedness	$288,442	301,373
Amounts payable to Curbline	31,287	33,762
Accounts payable and other liabilities	73,575	81,723
Dividends payable	79,054	—
Total liabilities	472,358	416,858
Commitments and contingencies
SITE Centers Equity
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,467,187 shares issued at both June 30, 2025 and December 31, 2024	5,247	5,247
Additional paid-in capital	3,981,212	3,981,597
Accumulated distributions in excess of net income	(3,502,923)	(3,473,458)
Deferred compensation obligation	—	8,041
Accumulated other comprehensive income	4,192	5,472
Less: Common shares in treasury at cost: 22,289 and 282,061 shares at June 30, 2025 and December 31, 2024, respectively	(1,046)	(10,155)
Total equity	486,682	516,744
	$959,040	$933,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2025	2024
Revenues from operations:
Rental income	$30,662	$85,536
Fee and other income	2,808	1,979
	33,470	87,515
Rental operation expenses:
Operating and maintenance	6,457	13,961
Real estate taxes	4,690	13,173
General and administrative	9,418	14,878
Depreciation and amortization	12,921	31,106
	33,486	73,118
Other income (expense):
Interest expense	(5,314)	(18,260)
Interest income	722	8,549
Gain on debt retirement	—	277
Debt extinguishment costs	(504)	(9,598)
Loss on derivative instruments	—	(1,070)
Other income (expense), net	(1,373)	(230)
	(6,469)	(20,332)
Loss before earnings from discontinued operations, equity method investments and other items	(6,485)	(5,935)
Equity in net (loss) income of joint ventures	(68)	61
Gain on sale and change in control of interest	—	2,669
Gain on disposition of real estate, net	53,236	233,316
Income before tax expense	46,683	230,111
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(179)	(281)
Income from continuing operations	46,504	229,830
Income from discontinued operations	—	8,415
Net income	$46,504	$238,245
Preferred dividends	—	(2,789)
Net income attributable to common shareholders	$46,504	$235,456

Per share data:
Basic:
Income from continuing operations	$0.88	$4.33
Income from discontinued operations	—	0.16
Total	$0.88	$4.49

Diluted:
Income from continuing operations	$0.88	$4.29
Income from discontinued operations	—	0.16
Total	$0.88	$4.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2025	2024
Revenues from operations:
Rental income	$62,112	$177,262
Fee and other income	13,981	4,305
	76,093	181,567
Rental operation expenses:
Operating and maintenance	13,589	28,996
Real estate taxes	9,411	26,890
Impairment charges	—	66,600
General and administrative	18,813	28,424
Depreciation and amortization	26,173	65,056
	67,986	215,966
Other income (expense):
Interest expense	(10,879)	(36,923)
Interest income	1,083	15,843
Gain on debt retirement	—	1,037
Debt extinguishment costs	(504)	(10,263)
Loss on derivative instruments	—	(5,166)
Other income (expense), net	(2,126)	(526)
	(12,426)	(35,998)
Loss before earnings from discontinued operations equity method investments and other items	(4,319)	(70,397)
Equity in net (loss) income of joint ventures	(29)	78
Gain on sale and change in control of interest	—	2,669
Gain on disposition of real estate, net	54,265	265,030
Income before tax expense	49,917	197,380
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(328)	(533)
Income from continuing operations	49,589	196,847
Income from discontinued operations	—	17,846
Net income	$49,589	$214,693
Preferred dividends	—	(5,578)
Net income attributable to common shareholders	$49,589	$209,115

Per share data:
Basic:
Income from continuing operations	$0.94	$3.65
Income from discontinued operations	—	0.34
Total	$0.94	$3.99

Diluted:
Income from continuing operations	$0.94	$3.63
Income from discontinued operations	—	0.34
Total	$0.94	$3.97

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited; in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income	$46,504	$238,245	$49,589	$214,693
Change in cash flow hedges, net of amount reclassed to earnings	(701)	(151)	(1,280)	2,451
Total other comprehensive (loss) income	(701)	(151)	(1,280)	2,451
Comprehensive income	$45,803	$238,094	$48,309	$217,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Total
Balance, December 31, 2024	$5,247	$3,981,597	$(3,473,458)	$8,041	$5,472	$(10,155)	$516,744
Stock-based compensation, net	—	(701)	—	(45)	—	1,113	367
Comprehensive income (loss)	—	—	3,085	—	(579)	—	2,506
Balance, March 31, 2025	5,247	3,980,896	(3,470,373)	7,996	4,893	(9,042)	519,617
Stock-based compensation, net	—	316	—	—	—	—	316
Termination of deferred compensation plan	—	—	—	(7,996)	—	7,996	—
Dividends declared-common shares	—	—	(79,054)	—	—	—	(79,054)
Comprehensive income (loss)	—	—	46,504	—	(701)	—	45,803
Balance, June 30, 2025	$5,247	$3,981,212	$(3,502,923)	$—	$4,192	$(1,046)	$486,682

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Total
Balance, December 31, 2023	$175,000	$5,359	$5,990,982	$(3,934,736)	$5,167	$6,121	$(72,350)	$2,175,543
Stock-based compensation, net	—	—	(3,238)	—	(115)	—	2,865	(488)
Dividends declared-common shares	—	—	—	(27,372)	—	—	—	(27,372)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income (loss)	—	—	—	(23,552)	—	2,602	—	(20,950)
Balance, March 31, 2024	175,000	5,359	5,987,744	(3,988,449)	5,052	8,723	(69,485)	2,123,944
Stock-based compensation, net	—	—	1,997	—	(115)	—	349	2,231
Dividends declared-common shares	—	—	—	(27,381)	—	—	—	(27,381)
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income	—	—	—	238,245	—	(151)	—	238,094
Balance, June 30, 2024	$175,000	$5,359	$5,989,741	$(3,780,374)	$4,937	$8,572	$(69,136)	$2,334,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$49,589	$214,693
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	26,173	83,589
Stock-based compensation	701	4,288
Amortization and write-off of debt issuance costs, commitment fees, and fair market value of debt adjustments	1,891	11,502
Gain on debt retirement	—	(1,037)
Loss on derivative instruments	—	5,166
Equity in net loss (income) of joint ventures	29	(78)
Gain on sale and change in control of interests	—	(2,669)
Gain on disposition of real estate, net	(54,265)	(265,030)
Operating cash distributions from joint ventures	61	—
Impairment charges	—	66,600
Loss on abandoned tenant lease costs	911	—
Assumption of building due to ground lease terminations	—	(2,678)
Net change in accounts receivable	6,308	7,457
Net change in accounts payable and accrued expenses	(3,176)	(2,931)
Net change in other operating assets and liabilities	(5,289)	(12,429)
Total adjustments	(26,656)	(108,250)
Net cash flow provided by operating activities	22,933	106,443
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(82,147)
Real estate developed and improvements to operating real estate	(5,013)	(39,423)
Proceeds from disposition of real estate	91,420	846,963
Equity contributions to joint ventures	(8)	(916)
Repayment of joint venture advance	—	730
Distributions from unconsolidated joint ventures	439	800
Net cash flow provided by investing activities	86,838	726,007
Cash flow from financing activities:
Payment of loan commitment fees	—	(6,632)
Repayment of senior notes	—	(87,101)
Repayment of mortgage debt	(14,724)	(25,651)
Payment of debt issuance costs	(6)	—
Payment of debt extinguishment costs	(92)	—
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(93)	(2,656)
Dividends paid	—	(93,863)
Net cash flow used for financing activities	(14,915)	(215,903)

Net increase in cash, cash equivalents and restricted cash	94,856	616,547
Cash, cash equivalents and restricted cash, beginning of period	67,666	569,031
Cash, cash equivalents and restricted cash, end of period	$162,522	$1,185,578

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

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”) into a separate, publicly-traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2024.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disposition of Real Estate

For both the three and six months ended June 30, 2025, the Company received gross proceeds of $95.3 million from the sale of two wholly-owned shopping centers resulting in gain on dispositions of $51.5 million. In addition, the Company recorded $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe.

For the three and six months ended June 30, 2024, the Company received gross proceeds of $764.2 million and $883.6 million, respectively, from the sale of 12 and 15 wholly-owned shopping centers and one parcel at a wholly-owned shopping center resulting in gain on dispositions of $233.3 million and $265.0 million, respectively.

Reclassifications

Certain prior period amounts reported have been reclassified to conform with current year presentation.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2025	2024
Dividends declared, but not paid	$79.1	$30.2
Accounts payable related to construction in progress	1.3	5.9
Assumption of buildings due to ground lease terminations	—	2.7

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

2.
Investments in and Advances to Joint Ventures

At both June 30, 2025 and December 31, 2024, the Company had ownership interests in various unconsolidated joint ventures that had investments in 11 shopping center properties. Condensed combined financial information of the Company’s unconsolidated joint ventures is as follows (in thousands):

	June 30, 2025	December 31, 2024
Condensed Combined Balance Sheets
Land	$159,567	$159,567
Buildings	496,012	494,062
Fixtures and tenant improvements	58,248	55,526
	713,827	709,155
Less: Accumulated depreciation	(176,534)	(166,534)
	537,293	542,621
Construction in progress and land	13	352
Real estate, net	537,306	542,973
Cash and restricted cash	32,654	25,750
Receivables, net	8,320	9,660
Other assets, net	16,786	17,823
	$595,066	$596,206

Mortgage debt	$427,920	$426,462
Notes and accrued interest payable to the Company	1,977	1,894
Other liabilities	32,090	32,533
	461,987	460,889
Accumulated equity	133,079	135,317
	$595,066	$596,206

Company's share of accumulated equity	$25,527	$26,016
Basis differentials	2,391	2,521
Amounts payable to the Company	1,977	1,894
Investments in and advances to joint ventures, net	$29,895	$30,431

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Condensed Combined Statements of Operations
Revenues from operations	$20,629	$21,249	$41,554	$43,303
Expenses from operations:
Operating expenses	4,904	5,606	10,086	11,474
Depreciation and amortization	6,340	6,785	12,384	13,930
Interest expense	8,080	7,902	16,088	16,173
Other expense, net	1,394	2,048	2,782	3,944
	20,718	22,341	41,340	45,521
Income (loss) before loss on disposition of real estate	(89)	(1,092)	214	(2,218)
Gain on disposition of real estate, net	5	8,426	1	8,397
Net income (loss) attributable to unconsolidated joint ventures	$(84)	$7,334	$215	$6,179
Company's share of equity in net income (loss) of joint ventures	$(52)	$(1,070)	$2	$(1,223)
Basis differential adjustments(A)	(16)	1,131	(31)	1,301
Equity in net income (loss) of joint ventures	$(68)	$61	$(29)	$78

(A) The difference between the Company’s share of net income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company for providing asset management, property management and leasing and development services to all of the Company’s unconsolidated joint ventures were $1.2 million and $2.4 million and $1.4 million and $2.8 million for the three and six months ended June 30, 2025 and 2024, respectively.

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

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	June 30, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$49,909	$(42,661)	$7,248
Above-market leases	3,675	(3,381)	294
Lease origination costs	5,288	(4,545)	743
Tenant relationships	20,638	(17,550)	3,088
Total intangible assets, net	79,510	(68,137)	11,373
Operating lease ROU assets			15,268
Other assets:
Prepaid expenses			5,800
Other assets			1,206
Deposits			1,794
Total other assets, net			$35,441
	Liability	Accumulated Amortization	Net
Below-market leases	$15,600	$(6,820)	$8,780

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$53,964	$(45,641)	$8,323
Above-market leases	3,855	(3,492)	363
Lease origination costs	5,732	(4,884)	848
Tenant relationships	23,894	(20,487)	3,407
Total intangible assets, net	87,445	(74,504)	12,941
Operating lease ROU assets			15,818
Other assets:
Prepaid expenses			4,283
Other assets			1,192
Deposits			2,051
Total other assets, net			$36,285
	Liability	Accumulated Amortization	Net
Below-market leases	$16,034	$(6,728)	$9,306

Amortization for the three and six months ended June 30, 2025 and 2024 related to the Company’s intangibles was as follows (in thousands):

Period	Income	Expense
Three months ended June 30, 2025	$166	$639
Three months ended June 30, 2024	225	2,341
Six months ended June 30, 2025	306	1,472
Six months ended June 30, 2024	782	4,881

4.
Leases

The disaggregation of the Company’s lease income, which is included in Rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Rental income:
Fixed lease income(A)	$22,332	$62,635	$45,296	$127,682
Variable lease income(B)	7,936	22,730	16,390	48,334
Above-market and below-market leases amortization, net	166	225	306	782
Adjustments for potentially uncollectible revenues and disputed amounts(C)	228	(54)	120	464
Total rental income	$30,662	$85,536	$62,112	$177,262

(A) Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.

(B) Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.

(C) The amounts represent adjustments associated with potential uncollectible revenues and disputed amounts.

5.
Indebtedness

The following table discloses certain information regarding the Company’s secured indebtedness (in thousands):

	Carrying Value at		Interest Rate(A) at
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Maturity Date
Mortgage Indebtedness – Fixed Rate	$99,053	$99,862	6.7%	6.7%	November 2028
Mortgage Indebtedness – Variable Rate	192,985	206,900	7.1%	7.1%	September 2026
Net unamortized debt issuance costs	(3,596)	(5,389)
Total indebtedness	$288,442	$301,373

(A) The interest rate on variable-rate debt was calculated using the base rate and spread effective at the end of each reporting period.

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company. As of June 30, 2025, the outstanding balance was $193.0 million and 12 properties continued to serve as collateral for the Mortgage Facility. The Company is required to comply with certain covenants under the Mortgage Facility relating to net worth and liquidity. In conjunction with the release of one property from the mortgage facility in the second quarter of 2025, the Company recorded debt extinguishment costs of $0.5 million. The Company was in compliance with these financial covenants at June 30, 2025.

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage indebtedness	$288,442	$295,812	$301,373	$309,228

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

7.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

2025
Balance, December 31, 2024	$5,472
Change in cash flow hedges	(16)
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,264)
Balance, June 30, 2025(A)	$4,192

(A) Includes derivative financial instruments entered into by the Company on its term loan and by an unconsolidated joint venture.

8.
Discontinued Operations

On October 1, 2024, the Company completed the spin-off of 79 convenience properties to Curbline, a separate publicly traded company. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations for the three and six months ended June 30, 2024. The operating results related to the Curbline properties were as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue from Operations:
Rental income	$27,944	$55,810
Other income	212	385
	28,156	56,195

Rental operation expenses:
Operating and maintenance	3,059	5,991
Real estate taxes	2,975	5,996
General and administrative	66	169
Depreciation and amortization	9,333	18,533
	15,433	30,689
Other income (expense):
Interest expense	(166)	(416)
Transaction costs and other expense	(4,142)	(7,244)
	(4,308)	(7,660)
Net income attributable to discontinued operations	$8,415	$17,846

The following table summarizes non-cash flow data related to discontinued operations (in millions):

Six Months Ended June 30, 2024
Accounts payable related to construction in progress	$1.0
Assumption of buildings due to ground lease terminations	2.7
Recognition of below-market ground leases	13.7

For the six months ended June 30, 2024, capital expenditures included in discontinued operations was $80.9 million.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of June 30, 2025, such redevelopment projects were estimated to cost $30.9 million to complete, which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

In October 2024, consistent with the contractual obligations set forth in the Separation and Distribution Agreement, the Company entered into a lease agreement with Curbline pursuant to which the Company agreed to lease a portion of a property owned by Curbline in Miami, Florida for one year beginning on April 1, 2025. SITE Centers agreed to pay annual rent of $0.8 million along with a proportionate share of real estate tax expense. The first payment was made by SITE Centers in April 2025 and is reflected in General and administrative expense.

Shared Services Agreement

The fair value of the services provided by the Company to Curbline Properties in excess of the fees and the fair value of the services received by the Company from Curbline Properties is reflected as $0.6 million and $1.2 million of additional fee income within Fee and other income and $0.8 million and $1.5 million of expense within Other income (expense), net, in the Company’s consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

The Shared Services Agreement provides Curbline Properties the right to use the Company’s office space in New York, New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The sublease income received under the Shared Services Agreement of $0.4 million and $0.8 million is included in Rental income on the Company’s consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

Summary

For the three and six months ended June 30, 2025, the Company recorded in Fee and other income on the Company’s consolidated statements of operations a cash fee of $0.8 million and $1.5 million, respectively, which represents 2% of Curbline’s gross revenue and $0.6 million and $1.2 million for the incremental fair value of services provided to Curbline offset by an embedded lease charge of $0.4 million and $0.8 million, respectively. Amounts payable to Curbline and amounts receivable from Curbline as of June 30, 2025, under the agreements described above, aggregated $31.3 million (including obligations to complete certain redevelopment projects at properties owned by Curbline) and $0.3 million, respectively.

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

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Numerators – Basic and Diluted
Continuing Operations:
Net income	$46,504	$229,830	$49,589	$196,847
Preferred dividends	—	(2,789)	—	(5,578)
Earnings attributable to unvested shares	(386)	(138)	(386)	(269)
Net income attributable to common shareholders after allocation to participating securities	46,118	226,903	49,203	191,000
Discontinued Operations:
Income from discontinued operations	—	8,415	—	17,846
Total	$46,118	$235,318	$49,203	$208,846
Denominators – Number of Shares
Basic—Average shares outstanding	52,445	52,388	52,440	52,371
Assumed conversion of dilutive securities—PRSUs	—	439	—	192
Diluted—Average shares outstanding	52,445	52,827	52,440	52,563
Earnings Per Share:
Basic
From continuing operations	$0.88	$4.33	$0.94	$3.65
From discontinued operations	—	0.16	—	0.34
Total	$0.88	$4.49	$0.94	$3.99
Diluted
From continuing operations	$0.88	$4.29	$0.94	$3.63
From discontinued operations	—	0.16	—	0.34
Total	$0.88	$4.45	$0.94	$3.97

For the three and six months ended June 30, 2024, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2024, March 2023 and March 2022 were considered in the computation of diluted EPS. In March 2024, the Company issued 178,527 common shares in settlement of PRSUs granted in 2021. Basic average shares outstanding do not include Restricted Stock Units (“RSUs”) representing 0.3 million common shares that were not vested at June 30, 2025. Dividend equivalents are paid on the outstanding RSUs, which makes these shares participating securities.

Common Share Dividends

The Company declared a special cash dividend of $1.50 per common share for the three and six months ended June 30, 2025. The Company declared a quarterly cash dividend of $0.52 per common share for the three months ended June 30, 2024 and $1.04 per common share for the six months ended June 30, 2024.

11.
Subsequent Events

In July and August 2025, the Company sold three properties for an aggregate sales price of $223.7 million of which $40.4 million was utilized to repay indebtedness.

On August 1, 2025, the Company declared a special cash dividend of $3.25 per common share payable on August 29, 2025.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping and managing shopping centers. As of June 30, 2025, the Company’s portfolio consisted of 31 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures). At June 30, 2025, the Company owned approximately 8.3 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). In addition, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, a portion of which currently serves as the Company’s headquarters.

On October 1, 2024, the Company completed the spin-off of Curbline Properties Corp. (“Curbline” or “Curbline Properties”), pursuant to which the Company contributed 79 convenience properties, $800 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline Properties. The spin-off was effected pursuant to the Separation and Distribution Agreement, dated as of October 1, 2024, among the Company, Curbline, and Curbline Properties LP, a subsidiary of Curbline (the “Operating Partnership”). To govern certain ongoing relationships between the Company, Curbline and the Operating Partnership, the Company entered into a Tax Matters Agreement, an Employee Matters Agreement, a Shared Services Agreement and other agreements. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties were considered as held for sale as of October 1, 2024, and are reflected as discontinued operations for the three and six months ended June 30, 2024. Except as otherwise noted, operating statistics cited in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 have been adjusted to exclude discontinued operations and properties sold during the year ended December 31, 2024.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$46,504	$235,456	$49,589	$209,115
FFO attributable to common shareholders	$6,935	$40,177	$22,959	$92,108
Operating FFO attributable to common shareholders	$8,347	$55,883	$16,629	$115,684
Earnings per share – Diluted	$0.88	$4.45	$0.94	$3.97

For the six months ended June 30, 2025, the decrease in net income attributable to common shareholders, as compared to the prior-year period, primarily was the result of lower gains from dispositions of real estate recognized in 2025 as compared to the prior-year period, a decrease in rental revenue due to net property dispositions and the Curbline spin-off in 2024 and a decrease in interest income, partially offset by a decrease in the write-off of fees related to the Mortgage Facility commitment, Curbline transaction costs, interest expense, preferred dividend expense and impairment charges and an increase in fee and other income.

SITE Centers Strategy

From July 1, 2023 to December 31, 2024, the Company generated approximately $3.1 billion of gross proceeds from sales of properties for the purpose of acquiring additional convenience properties, capitalizing Curbline and, together with proceeds from the closing and funding of a $530.0 million mortgage loan (the “Mortgage Facility”), redeeming and/or repaying all of the Company’s outstanding unsecured indebtedness and preferred shares. As of August 5, 2025, the Company had generated approximately $319.0 million of additional gross proceeds from the sale of five shopping centers during 2025, of which approximately $54.3 million was used to repay indebtedness outstanding under the Mortgage Facility. The Company is also in various stages of marketing or contract negotiations for the sale of several other properties, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and uncertain capital markets and economic conditions. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. The Company generally expects to use proceeds from any additional asset sales to repay outstanding indebtedness and make distributions to shareholders.

The Company expects that rental income and net income will decrease in future periods as compared to corresponding prior year periods as a result of the spin-off of Curbline, the significant volume of dispositions completed in 2024 and 2025 and the impact of tenant bankruptcies. The Company expects that its future dividend policy will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and management of liquidity and overall leverage levels in connection with ongoing operations.

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease-up of the portfolio, and rent commencement with respect to recently executed leases.

Transaction and Investment Highlights

Transaction and investment highlights through August 5, 2025 include the following:

•
Sold five wholly-owned shopping centers for an aggregate sales price of $319.0 million of which approximately $54.3 million was utilized to repay indebtedness;
•
Declared a special cash dividend of $1.50 per common share on June 17, 2025 which was paid on July 15, 2025 and
•
Declared a special cash dividend of $3.25 per common share on August 1, 2025 to be paid on August 29, 2025.

Operational Accomplishments

The Company’s portfolio is concentrated in suburban, high household income communities and is primarily leased to national tenants with strong financial positions. Operational highlights for the Company through June 30, 2025, include the following (excluding discontinued operations and properties sold in 2024):

•
Leased approximately 220,000 square feet of GLA, including nine new leases and 30 renewals all on a pro-rata basis. As of June 30, 2025, the remaining 2025 lease expirations aggregated approximately 0.1 million square feet of GLA, as compared to 0.5 million square feet of leased GLA expiring in 2025 as of December 31, 2024;
•
For the comparable leases executed in the six months ended June 30, 2025, the Company generated cash lease spreads on a pro rata basis of (17.6)% for new leases and 0.1% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot increased to $19.83 at June 30, 2025, as compared to $19.64 at December 31, 2024 and $19.62 at June 30, 2024, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 87.5% at June 30, 2025, as compared to 90.6% at December 31, 2024 and 90.6% at June 30, 2024, all on a pro rata basis and
•
For new leases executed in the six months ended June 30, 2025, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $3.57 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.85 per rentable square foot for the full year of 2024. The Company generally does not expend a significant amount of capital on lease renewals.

The comparability of year-over-year and period-over-period operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities and the reduced size of the Company’s portfolio.

RESULTS OF OPERATIONS

The spin-off of Curbline Properties in October 2024 represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected in the financial results as discontinued operations for all periods presented. Consolidated shopping center properties owned as of January 1, 2024, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Rental income(A)	$30,662	$85,536	$(54,874)
Fee and other income(B)	2,808	1,979	829
Total revenues	$33,470	$87,515	$(54,045)

	Six Months
	Ended June 30,
	2025	2024	$ Change
Rental income(A)	$62,112	$177,262	$(115,150)
Fee and other income(B)	13,981	4,305	9,676
Total revenues	$76,093	$181,567	$(105,474)
(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended June 30,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income	$22,145	$61,812	$(39,667)
Recoveries from tenants	7,900	22,595	(14,695)
Uncollectible revenue	228	(53)	281
Lease termination fees, ancillary and other rental income	389	1,182	(793)
Total contractual lease payments	$30,662	$85,536	$(54,874)

	Six Months
	Ended June 30,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income(1)	$44,900	$126,866	$(81,966)
Recoveries from tenants(2)	16,302	46,549	(30,247)
Uncollectible revenue	120	465	(345)
Lease termination fees, ancillary and other rental income(3)	790	3,382	(2,592)
Total contractual lease payments	$62,112	$177,262	$(115,150)
(1)
The changes in base and percentage rental income for the six months ended June 30, 2025, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$0.7
Comparable Portfolio Properties	0.7
Disposition of shopping centers	(82.4)
Straight-line rents	(1.0)
Total	$(82.0)

At June 30, 2025 and 2024, the Company owned 20 and 22 wholly-owned properties, respectively, with an aggregate occupancy rate of 87.2% and 90.5%, respectively, and average annualized base rent per occupied square foot of $20.01 and $19.83, respectively.

(2)
Recoveries from tenants were approximately 70.9% and 83.3% of operating expenses and real estate taxes for the six months ended June 30, 2025 and 2024, respectively. The decrease in the recovery percentage primarily was due to transactional activity and the remaining mix of properties.
(3)
The decrease in Lease termination fees, ancillary and other rental income is primarily due to asset sales and lease termination fees for the six months ended June 30, 2024 of $1.3 million.
(B)
For the six months ended June 30, 2025, Fee and other income included $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe. Otherwise, Fee and other income was primarily earned from the Company’s unconsolidated joint ventures and Curbline Properties. Changes in the number of assets under management will impact the amount of revenue recorded in future periods. The Company or its joint venture partners may also elect to terminate their joint venture arrangements in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Operating and maintenance	$6,457	$13,961	$(7,504)
Real estate taxes	4,690	13,173	(8,483)
General and administrative	9,418	14,878	(5,460)
Depreciation and amortization	12,921	31,106	(18,185)
	$33,486	$73,118	$(39,632)

	Six Months
	Ended June 30,
	2025	2024	$ Change
Operating and maintenance(A)	$13,589	$28,996	$(15,407)
Real estate taxes(A)	9,411	26,890	(17,479)
Impairment charges(B)	—	66,600	(66,600)
General and administrative(C)	18,813	28,424	(9,611)
Depreciation and amortization(A)	26,173	65,056	(38,883)
	$67,986	$215,966	$(147,980)
(A)
The changes for the six months ended June 30, 2025, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.2	$0.1	$0.3
Comparable Portfolio Properties	0.2	0.2	(1.8)
Disposition of shopping centers	(15.8)	(17.8)	(37.4)
	$(15.4)	$(17.5)	$(38.9)

(B)
The Company recorded impairment charges in the prior year triggered by a change in the hold period assumptions.
(C)
The decrease in General and administrative expenses for the six months ended June 30, 2025 is primarily due to the transfer of some of the Company’s employees to Curbline at the time of the spin-off.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Interest expense	$(5,314)	$(18,260)	$12,946
Interest income	722	8,549	(7,827)
Gain on debt retirement	—	277	(277)
Debt extinguishment costs	(504)	(9,598)	9,094
Loss on derivative instruments	—	(1,070)	1,070
Other income (expense), net	(1,373)	(230)	(1,143)
	$(6,469)	$(20,332)	$13,863

	Six Months
	Ended June 30,
	2025	2024	$ Change
Interest expense(A)	$(10,879)	$(36,923)	$26,044
Interest income(B)	1,083	15,843	(14,760)
Gain on debt retirement(C)	—	1,037	(1,037)
Debt extinguishment costs(D)	(504)	(10,263)	9,759
Loss on derivative instruments(E)	—	(5,166)	5,166
Other income (expense), net(F)	(2,126)	(526)	(1,600)
	$(12,426)	$(35,998)	$23,572
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Six Months
	Ended June 30,
	2025	2024
Weighted-average debt outstanding (in billions)	$0.3	$1.5
Weighted-average interest rate	6.4%	4.5%

In 2024, the Company simplified its debt structure. As of June 30, 2025, the Company’s consolidated indebtedness consisted of two outstanding mortgages (the Mortgage Facility and a mortgage loan encumbering Nassau Park Pavilion) with an aggregate outstanding balance of $292.0 million and a weighted average interest rate (based on contractual rates and excluding amortization of debt issuance costs) of 6.9% at June 30, 2025. At June 30, 2025, the weighted-average maturity (without extensions) was 1.9 years.

(B)
Related to excess cash primarily as a result of sale proceeds maintained in money market accounts.
(C)
Related to the prior year repurchase of unsecured notes due in 2025, 2026 and 2027 for total cash consideration, including expenses, of $87.1 million and fair value discount write-off.
(D)
In 2024, primarily consists of expense of $9.3 million of fees related to a terminated $1.1 billion mortgage facility commitment.
(E)
In 2024, derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on outstanding unsecured notes.
(F)
In 2025, primarily consists of an adjustment to reflect the fair value of services provided to Curbline relative to the fees and fair value of the services received from Curbline under the Shared Services Agreement.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Equity in net income of joint ventures	$(68)	$61	$(129)
Gain on sale and change in control of interest	-	2,669	(2,669)
Gain on disposition of real estate, net	53,236	233,316	(180,080)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(179)	(281)	102
Income from discontinued operations	—	8,415	(8,415)

	Six Months
	Ended June 30,
	2025	2024	$ Change
Equity in net income of joint ventures(A)	$(29)	$78	$(107)
Gain on sale and change in control of interest(B)	—	2,669	(2,669)
Gain on disposition of real estate, net(C)	54,265	265,030	(210,765)
Tax expense of taxable REIT subsidiaries and state franchise and income taxes	(328)	(533)	205
Income from discontinued operations(D)	—	17,846	(17,846)
(A)
During the six months ended June 30, 2024, the DDRM Properties Joint Venture sold one shopping center for $36.5 million ($7.3 million at the Company’s share) in addition to selling its remaining asset to the Company for $44.2 million ($35.4 million at the Company’s share), for which the Company recorded a Gain on sale and change in control of interest. At both June 30, 2025 and 2024, the Company had an economic investment in unconsolidated joint ventures which owned 11 shopping center properties. Joint venture property sales or the termination of joint venture arrangements could significantly impact the amount of income or loss recognized in future periods, and the amount of proceeds allocated to the Company from the conclusion of the Company’s joint venture relationships may vary based on joint venture return calculations and promoted structures.
(B)
In May 2024, the Company acquired its partner’s 80% interest in one asset previously owned by the DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $35.4 million and stepped up its 20% interest due to change in control.
(C)
The Company sold two wholly-owned shopping centers in 2025 and sold 15 wholly-owned shopping centers (excluding certain retained convenience parcels) and one parcel at a wholly-owned shopping center in 2024. See “— Sources and Uses of Capital”.
(D)
The spin-off of the convenience properties to Curbline on October 1, 2024, represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations in the consolidated financial statements on a retrospective basis.

Net Income (in thousands)

	Three Months
	Ended June 30,
	2025	2024	$ Change
Net income	$46,504	$238,245	$(191,741)

	Six Months
	Ended June 30,
	2025	2024	$ Change
Net income	$49,589	$214,693	$(165,104)

The decrease in net income, as compared to the prior-year period, primarily was the result of lower gains from dispositions of real estate recognized in 2025 as compared to the prior-year period, a decrease in rental revenue due to net property dispositions and the Curbline spin-off in 2024 and a decrease in interest income, partially offset by a decrease in the write-off of fees related to the Mortgage Facility commitment, Curbline transaction costs, interest expense, preferred dividend expense and impairment charges and an increase in fee and other income.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) preferred share dividends, (ii) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (iii) impairment charges on real estate property and related investments, (iv) gains and losses from changes in control and (v) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, and equity income (loss) from joint ventures and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures determined on a consistent basis. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts ("NAREIT").

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended June 30,
	2025	2024	$ Change
FFO attributable to common shareholders	$6,935	$40,177	$(33,242)
Operating FFO attributable to common shareholders	8,347	55,883	(47,536)

	Six Months
	Ended June 30,
	2025	2024	$ Change
FFO attributable to common shareholders	$22,959	$92,108	$(69,149)
Operating FFO attributable to common shareholders	16,629	115,684	(99,055)

The decrease in FFO for the six months ended June 30, 2025, as compared to the prior-year period, was primarily attributable to lower NOI as a result of property dispositions and the spin-off of Curbline Properties and lower interest income, partially offset by increased fee and other income, decreased interest expense and preferred dividend expense and decreased debt related charges. The decrease in Operating FFO was primarily due to the spin-off of Curbline Properties, lower NOI as a result of property dispositions and lower interest income, partially offset by decreased interest expense, preferred dividend expense and decreased debt related charges.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$46,504	$235,456	$49,589	$209,115
Depreciation and amortization of real estate investments	12,054	29,870	24,468	62,489
Equity in net income (loss) of joint ventures	68	(61)	29	(78)
Joint ventures’ FFO(A)	1,545	1,564	3,138	3,148
Discontinued operations’ depreciation	—	9,333	—	18,533
Impairment of real estate	—	—	—	66,600
Gain on sale and change in control of interests	—	(2,669)	—	(2,669)
Gain on disposition of real estate, net	(53,236)	(233,316)	(54,265)	(265,030)
FFO attributable to common shareholders	6,935	40,177	22,959	92,108
Gain on debt retirement	—	(277)	—	(1,037)
Discontinued operations’ transaction and other costs	—	4,142	—	7,244
Loss on derivative instruments	—	1,070	—	5,166
Debt extinguishment, transaction and other (at SITE’s share)	1,252	9,941	1,374	10,978
Condemnation revenue	—	—	(8,379)	—
Other charges	160	830	675	1,225
Non-operating items, net	1,412	15,706	(6,330)	23,576
Operating FFO attributable to common shareholders	$8,347	$55,883	$16,629	$115,684

(A) At June 30, 2025 and 2024, the Company had an economic investment in unconsolidated joint ventures which owned 11 shopping center properties. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to unconsolidated joint ventures	$(84)	$7,334	$215	$6,179
Depreciation and amortization of real estate investments	6,340	6,785	12,384	13,930
Gain on disposition of real estate, net	(5)	(8,426)	(1)	(8,397)
FFO	$6,251	$5,693	$12,598	$11,712
FFO at SITE Centers’ ownership interests	$1,545	$1,564	$3,138	$3,148
Operating FFO at SITE Centers’ ownership interests	$1,545	$1,676	$3,138	$3,337

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

As of June 30, 2025, the Company had $292.0 million aggregate principal amount of consolidated indebtedness outstanding consisting of the Mortgage Facility secured by 12 assets having an outstanding principal balance of $193.0 million and a mortgage loan secured by Nassau Park Pavilion having an outstanding principal balance of $99.0 million. As a result of asset sales and related loan repayments consummated subsequent to quarter-end, as of August 5, 2025, the Mortgage Facility had an outstanding principal balance of $152.6 million and was secured by 10 assets. In addition, as of June 30, 2025, the Company’s unconsolidated joint ventures had $441.2 million of indebtedness ($106.3 million at SITE’s share).

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

The Company expects that operating expenses, redevelopment obligations and capital expenditures will generally be financed through cash provided from operating activities and asset sales. At June 30, 2025, the Company had an unrestricted cash balance of $153.8 million, of which approximately $79.1 million was used in July 2025 to pay the special cash dividend of $1.50 per common share declared in June 2025. As of June 30, 2025, the Company anticipates that it has approximately $30.9 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement. The Company believes it has sufficient liquidity to operate its business at this time.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of June 30, 2025

The outstanding indebtedness of the Company’s unconsolidated joint ventures at June 30, 2025, which matures in the subsequent 13-month period (i.e., through July 2026), consists of $60.6 million ($30.2 million at SITE Centers’ share) which can be extended in accordance with the loan documents.

No assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any future deterioration in property-level revenues may cause the Company or one or both of its joint ventures to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates or challenged transaction markets may adversely impact the ability of the Company or its joint ventures to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2025	2024
Cash flow provided by operating activities	$22,933	$106,443
Cash flow provided by investing activities	86,838	726,007
Cash flow used for financing activities	(14,915)	(215,903)

Changes in cash flow for the six months ended June 30, 2025, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $83.5 million primarily due to changes in working capital from disposition activity and a decrease in interest income.

Investing Activities: Cash provided by investing activities decreased $639.2 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $116.6 million and
•
Decrease in proceeds from disposition of real estate of $755.5 million.

Financing Activities: Cash used for financing activities decreased $201.0 million primarily due to the following:

•
Decrease in repayment of unsecured senior notes, mortgage debt and loan commitment fee of $104.6 million and
•
Decrease in dividends paid of $93.9 million.

Dividend Distribution

The Company declared special cash common dividends of $79.1 million during the six months ended June 30, 2025. The Company declared common and preferred cash dividends of $60.3 million for the six months ended June 30, 2024.

On August 1, 2025, the Company declared a special cash dividend of $3.25 per common share (estimated to be $171.3 million in the aggregate) to be paid on August 29, 2025.

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

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. Through June 30, 2025, the Company had repurchased under this program 0.5 million of its common shares in open market transactions at an aggregate cost of $26.6 million.

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

The Company is in various stages of marketing or contract negotiations for the sale of several properties, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and uncertain capital markets and economic conditions. Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. The Company generally expects to use proceeds from any additional asset sales to repay outstanding indebtedness and make distributions to shareholders.

Dispositions

From January 1, 2025 through August 5, 2025, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
June 2025	The Promenade at Brentwood	Brentwood, MO	338	$71,600
June 2025	Chapel Hills West	Colorado Springs, CO	225	23,650
July 2025	Sandy Plain Village	Roswell, GA	174	25,000
August 2025	Deer Valley Towne Center	Phoenix, AZ	152	33,725
August 2025	Winter Garden Village	Winter Garden, FL	629	165,000
			1,518	$318,975

Redevelopment Projects

The Company evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes expanding, improving and re-tenanting various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At June 30, 2025, the Company had approximately $2.7 million in construction in progress in various active re-tenanting projects at Company-owned properties. At June 30, 2025, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $30.9 million.

CAPITALIZATION

At June 30, 2025, the Company’s capitalization consisted of $292.0 million of debt and $593.2 million of market equity (calculated as the common shares outstanding multiplied by $11.31, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2025, the last trading day of June 2025).

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

In conjunction with the re-tenanting of vacancies at its shopping centers, the Company had entered into commitments with general contractors aggregating approximately $2.0 million for its properties (excluding Curbline redevelopment activities noted below) as of June 30, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows or asset sales. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties in 2024, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, all of which were recorded as a liability. As of June 30, 2025, the Company had a liability of approximately $2.4 million. The amount is recorded in Accounts payable and other liabilities on the Company’s consolidated balance sheets.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of June 30, 2025, such redevelopment projects were estimated to cost $30.9 million to complete.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.5 million related to the maintenance of its properties and general and administrative expenses.

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

The Company believes that its shopping center portfolio is well positioned, as evidenced by its recent leasing activity, historical property income growth and consistent growth in average annualized base rent per occupied square foot. At June 30, 2025 and December 31, 2024, the shopping center portfolio occupancy, on a pro rata basis, was 87.5% and 90.6%, respectively, and the total portfolio average annualized base rent, on a pro rata basis, was $19.83 and $19.64, respectively. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the six months ended June 30, 2025 and 2024, on a pro rata basis, was $3.57 and $9.46 per rentable square foot, respectively. The Company generally does not expend a significant amount of capital on lease renewals. The comparability of year-over-year and period-over-period operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities and the reduced size of the Company’s portfolio.

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
•
Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have interests or goals different from those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co‑venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture or may seek to terminate the joint venture, resulting in a loss to the Company of property revenues and management fees. The partner could cause a default under the joint venture loan for reasons outside the Company’s control. Furthermore, the Company could be required to reduce the carrying value of its equity investments if a loss in the carrying value of the investment is realized. The Company’s joint venture investments may also prove to be more difficult to monetize or terminate for a variety of factors including lack of cooperation from joint venture partners and tax considerations relating to the Company and its joint venture partners;
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
•
The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change the Company’s strategic plan based on a variety of factors and conditions, including in response to changing market conditions ;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2025, the Company’s debt, excluding unconsolidated joint venture debt and the impact of the reclassification from accumulated other comprehensive income to interest expense related to the terminated interest rate swap, is summarized as follows:

	June 30, 2025				December 31, 2024
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$97.8	3.3	6.7%	33.9%	$98.5	3.8	6.7%	32.7%
Variable-Rate Debt	$190.6	1.2	7.1%	66.1%	$202.9	1.7	7.1	67.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	June 30, 2025				December 31, 2024
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$367.4	$73.4	3.5	6.4%	$365.4	$73.1	4.0	6.4%
Variable-Rate Debt	$60.5	$30.2	1.4	5.0%	$61.0	$30.3	0.9	5.0%

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2025, would result in an increase in interest expense of approximately $1.0 million for the Company for the six months ended June 30, 2025.

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

An estimate of the fair value for the effect of a 100 basis-point increase in interest rates at June 30, 2025 and December 31, 2024, is summarized as follows (in millions):

	June 30, 2025			December 31, 2024
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company’s fixed-rate debt	$97.8	$102.6	$99.8	$98.5	$102.3	$99.1
Company’s proportionate share of joint venture fixed-rate debt	$73.4	$75.2	$73.0	$73.1	$73.5	$71.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional debt financings. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2025, the Company had no other material exposure to market risk.

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

During the three months ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
April 1–30, 2025	—	$—	—	$—
May 1–31, 2025	—	—	—	—
June 1–30, 2025	—	—	—	—
Total	—	$—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100.0 million of its common shares. As of June 30, 2025, the Company had repurchased 0.5 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	Loan Agreement, dated as of October 4, 2023, between SCC Nassau Park Pavilion NJ LLC, as Borrower, and Athene Annuity and Life Company, as Lender[1]

10.2	Purchase and Sale Agreement, dated as of June 18, 2025, by and among DDR Winter Garden LLC, as Seller, and RA2 - Winter Gardens Village LLC, as Buyer[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024, (iv) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Jeffrey A. Scott
		Name:	Jeffrey A. Scott
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 5, 2025