Form 10-Q
period 2025-09-30
SITE Centers Corp.
filed 2025-11-05
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025 the registrant had 52,462,340 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2025

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Land	$114,763	$204,722
Buildings	640,700	964,845
Fixtures and tenant improvements	214,084	254,152
	969,547	1,423,719
Less: Accumulated depreciation	(537,815)	(654,389)
	431,732	769,330
Construction in progress and land	4,446	2,682
Total real estate assets, net	436,178	772,012
Investments in and advances to joint ventures, net	29,393	30,431
Cash and cash equivalents	128,234	54,595
Restricted cash	10,084	13,071
Accounts receivable	15,824	25,437
Amounts receivable from Curbline	313	1,771
Other assets, net	33,929	36,285
	$653,955	$933,602
Liabilities and Equity
Indebtedness	$248,702	$301,373
Amounts payable to Curbline	28,666	33,762
Accounts payable and other liabilities	68,301	81,723
Total liabilities	345,669	416,858
Commitments and contingencies
SITE Centers Equity
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,467,187 shares issued at both September 30, 2025 and December 31, 2024	5,247	5,247
Additional paid-in capital	3,981,555	3,981,597
Accumulated distributions in excess of net income	(3,680,364)	(3,473,458)
Deferred compensation obligation	—	8,041
Accumulated other comprehensive income	2,894	5,472
Less: Common shares in treasury at cost: 22,289 and 282,061 shares at September 30, 2025 and December 31, 2024, respectively	(1,046)	(10,155)
Total equity	308,286	516,744
	$653,955	$933,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2025	2024
Revenues from operations:
Rental income	$24,203	$59,441
Fee and other income	2,897	1,559
	27,100	61,000
Rental operation expenses:
Operating and maintenance	5,505	10,537
Real estate taxes	3,895	8,859
Impairment charges	106,570	—
General and administrative	10,295	17,179
Depreciation and amortization	10,768	23,228
	137,033	59,803
Other income (expense):
Interest expense	(3,975)	(16,706)
Interest income	1,411	14,002
Gain on derivative instruments	—	754
Debt extinguishment costs	(576)	(32,559)
Transaction costs and other expense	(797)	(217)
	(3,937)	(34,726)
Loss before earnings from discontinued operations, equity method investments and other items	(113,870)	(33,529)
Equity in net (loss) income of joint ventures	(499)	328
Gain on disposition of real estate, net	108,401	368,139
(Loss) income before tax expense	(5,968)	334,938
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(190)	(199)
(Loss) income from continuing operations	(6,158)	334,739
Loss from discontinued operations	—	(11,786)
Net (loss) income	$(6,158)	$322,953
Preferred dividends	—	(2,789)
Net (loss) income attributable to common shareholders	$(6,158)	$320,164

Per share data:
Basic:
(Loss) income from continuing operations	$(0.13)	$6.31
Loss from discontinued operations	—	(0.22)
Total	$(0.13)	$6.09

Diluted:
(Loss) income from continuing operations	$(0.13)	$6.29
Loss from discontinued operations	—	(0.22)
Total	$(0.13)	$6.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2025	2024
Revenues from operations:
Rental income	$86,315	$236,703
Fee and other income	16,878	5,864
	103,193	242,567
Rental operation expenses:
Operating and maintenance	19,094	39,533
Real estate taxes	13,306	35,749
Impairment charges	106,570	66,600
General and administrative	29,108	45,603
Depreciation and amortization	36,941	88,284
	205,019	275,769
Other income (expense):
Interest expense	(14,854)	(53,629)
Interest income	2,494	29,845
Debt extinguishment costs	(1,080)	(42,822)
Gain on debt retirement	—	1,037
Loss on derivative instruments	—	(4,412)
Transaction costs and other expense	(2,923)	(743)
	(16,363)	(70,724)
Loss before earnings from discontinued operations, equity method investments and other items	(118,189)	(103,926)
Equity in net (loss) income of joint ventures	(528)	406
Gain on sale and change in control of interest	—	2,669
Gain on disposition of real estate, net	162,666	633,169
Income before tax expense	43,949	532,318
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(518)	(732)
Income from continuing operations	43,431	531,586
Income from discontinued operations	—	6,060
Net income	$43,431	$537,646
Preferred dividends	—	(8,367)
Net income attributable to common shareholders	$43,431	$529,279

Per share data:
Basic:
Income from continuing operations	$0.80	$9.95
Income from discontinued operations	—	0.12
Total	$0.80	$10.07

Diluted:
Income from continuing operations	$0.80	$9.91
Income from discontinued operations	—	0.12
Total	$0.80	$10.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(6,158)	$322,953	$43,431	$537,646
Change in cash flow hedges, net of amount reclassed to earnings	(1,298)	(2,459)	(2,578)	(8)
Total other comprehensive loss	(1,298)	(2,459)	(2,578)	(8)
Comprehensive (loss) income	$(7,456)	$320,494	$40,853	$537,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2024	$5,247	$3,981,597	$(3,473,458)	$8,041	$5,472	$(10,155)	$516,744
Stock-based compensation, net	—	(385)	—	(45)	—	1,113	683
Termination of deferred compensation plan	—	—	—	(7,996)	—	7,996	—
Dividends declared-common shares	—	—	(79,054)	—	—	—	(79,054)
Comprehensive income (loss)	—	—	49,589	—	(1,280)	—	48,309
Balance, June 30, 2025	5,247	3,981,212	(3,502,923)	—	4,192	(1,046)	486,682
Stock-based compensation, net	—	343	—	—	—	—	343
Dividends declared-common shares	—	—	(171,283)	—	—	—	(171,283)
Comprehensive loss	—	—	(6,158)	—	(1,298)	—	(7,456)
Balance, September 30, 2025	$5,247	$3,981,555	$(3,680,364)	$—	$2,894	$(1,046)	$308,286

	Preferred Shares	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2023	$175,000	$5,359	$5,990,982	$(3,934,736)	$5,167	$6,121	$(72,350)	$2,175,543
Stock-based compensation, net	—	—	(1,241)	—	(230)	—	3,214	1,743
Dividends declared-common shares	—	—	—	(54,753)	—	—	—	(54,753)
Dividends declared-preferred shares	—	—	—	(5,578)	—	—	—	(5,578)
Comprehensive income	—	—	—	214,693	—	2,451	—	217,144
Balance, June 30, 2024	175,000	5,359	5,989,741	(3,780,374)	4,937	8,572	(69,136)	2,334,099
Cancellation of treasury stock	—	(120)	(63,900)	—	—	—	64,020	—
Stock-based compensation, net	—	8	2,064	—	31	—	(1,981)	122
Dividends declared-preferred shares	—	—	—	(2,789)	—	—	—	(2,789)
Comprehensive income (loss)	—	—	—	322,953	—	(2,459)	—	320,494
Balance, September 30, 2024	$175,000	$5,247	$5,927,905	$(3,460,210)	$4,968	$6,113	$(7,097)	$2,651,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2025	2024
Cash flow from operating activities:
Net income	$43,431	$537,646
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	36,941	117,840
Stock-based compensation	1,044	6,508
Amortization and write-off of debt issuance costs, commitment fees and fair market value of debt adjustments	3,044	46,766
Gain on debt retirement	—	(1,037)
Loss on derivative instruments	—	4,412
Equity in net loss (income) of joint ventures	528	(406)
Gain on sale and change in control of interests	—	(2,669)
Gain on disposition of real estate, net	(162,666)	(633,169)
Impairment charges	106,570	66,600
Loss on abandoned tenant lease costs	911	—
Assumption of building due to ground lease termination	—	(2,678)
Net change in accounts receivable	7,909	6,584
Net change in accounts payable and accrued expenses	(2,291)	13,828
Net change in other operating assets and liabilities	(7,337)	(17,026)
Total adjustments	(15,347)	(394,447)
Net cash flow provided by operating activities	28,084	143,199
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	(226,079)
Real estate developed and improvements to operating real estate	(9,325)	(57,870)
Proceeds from disposition of real estate	357,546	2,132,733
Equity contributions to joint ventures	(9)	(951)
Repayment of joint venture advance	—	730
Distributions from unconsolidated joint ventures	500	1,400
Net cash flow provided by investing activities	348,712	1,849,963
Cash flow from financing activities:
Proceeds from mortgage debt	—	530,000
Payment of debt issuance costs	(6)	(11,871)
Payment of loan commitment fees	—	(7,712)
Prepayment of Curbline loan costs	—	(5,034)
Repayment of senior notes	—	(1,305,920)
Repayment of mortgage debt and term loan	(55,481)	(548,751)
Payment of debt extinguishment costs	(228)	(8,099)
Proceeds from terminations of derivatives	—	8,098
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(93)	(4,774)
Dividends paid	(250,336)	(124,004)
Net cash flow used for financing activities	(306,144)	(1,478,067)

Net increase in cash, cash equivalents and restricted cash	70,652	515,095
Cash, cash equivalents and restricted cash, beginning of period	67,666	569,031
Cash, cash equivalents and restricted cash, end of period	$138,318	$1,084,126

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

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”) into a separate, publicly-traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2024.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disposition of Real Estate

For the three and nine months ended September 30, 2025, the Company received gross proceeds of $277.2 million and $372.5 million, respectively from the sale of four and six wholly-owned shopping centers resulting in gain on dispositions of $108.2 million and $159.7 million, respectively. In addition, the Company recorded $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe.

For the three and nine months ended September 30, 2024, the Company received gross proceeds of $1,361.6 million and $2,245.1 million, respectively, from the sale of 25 and 40 wholly-owned shopping centers and one parcel at a wholly-owned shopping center resulting in gain on dispositions of $368.1 million and $633.2 million, respectively.

Revision of prior year balances

The consolidated statement of equity for the comparative periods shown for December 31, 2023 to June 30, 2024 and continuing to September 30, 2024, have been revised to correct an immaterial error in the the Company’s previously filed Quarterly Report on

Form 10-Q for the quarter ended September 30, 2024 (the “2024 Q3 Report”) related to a misclassification between additional paid-in capital and treasury stock pertaining to the cancellation of shares of the Company’s treasury stock that took place in August 2024. In the 2024 Q3 Report, the Company had reflected the retroactive impact of canceling shares of the Company’s treasury stock and should have shown the cancellation of shares of the Company’s treasury stock as occurring within the third quarter of 2024. The revised presentation reflects the correction of this error. This error had no impact on the Company’s previously reported total assets, total liabilities, total equity, net income, earnings per share or cash flows.

The table below shows the previously reported balances in the 2024 Q3 Report and revised balances shown within this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, as of the following dates within the consolidated statements of equity for the three and nine months ended September 30, 2024 that were impacted (in thousands):

	Common Shares			Additional Paid-in Capital			Treasury Stock at Cost
	As reported		As revised	As reported		As revised	As reported		As revised
	3Q 24	Adjusted	3Q 24	3Q 24	Adjusted	3Q 24	3Q 24	Adjusted	3Q 24
December 31, 2023	$5,239	$120	$5,359	$5,923,919	$67,063	$5,990,982	$(5,167)	$(67,183)	$(72,350)
June 30, 2024	5,239	120	5,359	5,925,662	64,079	5,989,741	(4,937)	(64,199)	(69,136)

In addition, a new line is presented in the consolidated statements of equity for the three and nine months ended September 30, 2024, reflecting the cancellation of shares of treasury stock impacting the following components of equity (in thousands):

	Common Shares	Additional Paid-in Capital	Treasury Stock at Cost
Cancellation of treasury stock	$(120)	$(63,900)	$64,020

Reclassifications

Certain prior period amounts reported have been reclassified to conform with current year presentation.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2025	2024
Dividends declared, but not paid	$—	$2.8
Accounts payable related to construction in progress	0.9	2.8
Assumption of buildings due to ground lease terminations	—	2.7

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

2.
Investments in and Advances to Joint Ventures, net

At both September 30, 2025 and December 31, 2024, the Company had ownership interests in various unconsolidated joint ventures that had investments in 11 shopping center properties. Condensed combined financial information of the Company’s unconsolidated joint ventures is as follows (in thousands):

	September 30, 2025	December 31, 2024
Condensed Combined Balance Sheets
Land	$159,567	$159,567
Buildings	497,011	494,062
Fixtures and tenant improvements	67,710	64,022
	724,288	717,651
Less: Accumulated depreciation	(184,957)	(169,726)
	539,331	547,925
Construction in progress and land	15	352
Real estate, net	539,346	548,277
Cash and restricted cash	33,950	25,750
Receivables, net	9,279	9,660
Other assets, net	9,850	12,519
	$592,425	$596,206

Mortgage debt	$428,656	$426,462
Notes and accrued interest payable to the Company	1,999	1,894
Other liabilities	30,344	32,533
	460,999	460,889
Accumulated equity	131,426	135,317
	$592,425	$596,206

Company's share of accumulated equity	$25,039	$26,016
Basis differentials	2,355	2,521
Amounts payable to the Company	1,999	1,894
Investments in and advances to joint ventures, net	$29,393	$30,431

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Condensed Combined Statements of Operations
Revenues from operations	$19,545	$19,364	$61,099	$62,667
Expenses from operations:
Operating expenses	4,824	4,846	14,910	16,320
Depreciation and amortization	6,826	6,383	19,210	20,313
Interest expense	8,152	7,751	24,240	23,924
Other expense, net	1,382	1,367	4,164	5,311
	21,184	20,347	62,524	65,868
Loss before gain on disposition of real estate	(1,639)	(983)	(1,425)	(3,201)
Gain on disposition of real estate, net	—	1,968	1	10,365
Net (loss) income attributable to unconsolidated joint ventures	$(1,639)	$985	$(1,424)	$7,164
Company's share of equity in net income (loss) of joint ventures	$(483)	$338	$(481)	$(885)
Basis differential adjustments(A)	(16)	(10)	(47)	1,291
Equity in net (loss) income of joint ventures	$(499)	$328	$(528)	$406

(A) The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company for providing asset management, property management and leasing and development services to all of the Company’s unconsolidated joint ventures were $1.2 million and $3.6 million and $1.3 million and $4.1 million for the three and nine months ended September 30, 2025 and 2024, respectively.

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	September 30, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$28,130	$(21,308)	$6,822
Above-market leases	2,075	(1,793)	282
Lease origination costs	3,231	(2,537)	694
Tenant relationships	12,489	(9,690)	2,799
Total intangible assets, net	45,925	(35,328)	10,597
Operating lease ROU assets			14,986
Other assets:
Prepaid expenses			5,312
Other assets			1,228
Deposits			1,806
Total other assets, net			$33,929
	Liability	Accumulated Amortization	Net
Below-market leases	$9,144	$(2,695)	$6,449

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$53,964	$(45,641)	$8,323
Above-market leases	3,855	(3,492)	363
Lease origination costs	5,732	(4,884)	848
Tenant relationships	23,894	(20,487)	3,407
Total intangible assets, net	87,445	(74,504)	12,941
Operating lease ROU assets			15,818
Other assets:
Prepaid expenses			4,283
Other assets			1,192
Deposits			2,051
Total other assets, net			$36,285
	Liability	Accumulated Amortization	Net
Below-market leases	$16,034	$(6,728)	$9,306

Amortization for the three and nine months ended September 30, 2025 and 2024 related to the Company’s intangibles was as follows (in thousands):

Period	Income	Expense
Three months ended September 30, 2025	$123	$598
Three months ended September 30, 2024	488	1,701
Nine months ended September 30, 2025	429	2,070
Nine months ended September 30, 2024	1,270	6,582

4.
Leases

The disaggregation of the Company’s lease income, which is included in Rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Rental income:
Fixed lease income(A)	$17,869	$42,711	$63,165	$170,393
Variable lease income(B)	6,058	16,114	22,448	64,448
Above-market and below-market leases amortization, net	123	488	429	1,270
Adjustments for potentially uncollectible revenues and disputed amounts(C)	153	128	273	592
Total rental income	$24,203	$59,441	$86,315	$236,703

(A) Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.

(B) Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.

(C) The amounts represent adjustments associated with potential uncollectible revenues and disputed amounts.

5.
Indebtedness

The following table discloses certain information regarding the Company’s secured indebtedness (in thousands):

	Carrying Value at		Interest Rate(A) at
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Maturity Date
Mortgage Indebtedness – Fixed Rate	$98,656	$99,862	6.7%	6.7%	November 2028
Mortgage Indebtedness – Variable Rate	152,625	206,900	6.9%	7.1%	September 2026
Net unamortized debt issuance costs	(2,579)	(5,389)
Total indebtedness	$248,702	$301,373

(A) The interest rate on variable-rate debt was calculated using the base rate and spread effective at the end of each reporting period.

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company. As of September 30, 2025, the outstanding balance was $152.6 million and 10 properties continued to serve as collateral for the Mortgage Facility. The Company is required to comply with certain covenants under the Mortgage Facility relating to net worth and liquidity. The Company was in compliance with these financial covenants at September 30, 2025. For the three and nine months ended September 30, 2025, the Company recorded debt extinguishment costs of $0.6 million and $1.1 million, respectively.

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

Carrying values that are different from estimated fair values are summarized as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage indebtedness	$248,702	$254,808	$301,373	$309,228

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

All components of the swap were included in the assessment of hedge effectiveness. The Company expects to reflect a decrease to interest expense (and a corresponding increase to earnings) of approximately $1.7 million within the next 12 months.

7.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

2025
Balance, December 31, 2024	$5,472
Change in cash flow hedges	(19)
Amounts reclassified from accumulated other comprehensive income to interest expense	(2,559)
Balance, September 30, 2025(A)	$2,894

(A) Includes derivative financial instruments entered into by the Company on its term loan and by an unconsolidated joint venture.

8.
Discontinued Operations

On October 1, 2024, the Company completed the spin-off of 79 convenience properties to Curbline, a separate publicly traded company. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations for the three and nine months ended September 30, 2024. The operating results related to the Curbline properties were as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue from operations:
Rental income	$29,576	$85,386
Other income	187	572
	29,763	85,958

Rental operation expenses:
Operating and maintenance	3,541	9,532
Real estate taxes	3,311	9,307
General and administrative	39	208
Depreciation and amortization	11,023	29,556
	17,914	48,603
Other income (expense):
Interest expense	—	(416)
Transaction costs and other expense	(23,635)	(30,879)
	(23,635)	(31,295)
Net (loss) income attributable to discontinued operations	$(11,786)	$6,060

The following table summarizes non-cash flow data related to discontinued operations (in millions):

Nine Months Ended September 30, 2024
Accounts payable related to construction in progress	$1.4
Assumption of buildings due to ground lease terminations	2.7
Recognition of below-market ground leases	13.7

For the nine months ended September 30, 2024, capital expenditures included in discontinued operations was $234.7 million.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of September 30, 2025, such redevelopment projects were estimated to cost $28.4 million to complete, which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

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

Shared Services Agreement

The fair value of the services provided by the Company to Curbline Properties in excess of the fees and the fair value of the services received by the Company from Curbline Properties is reflected as $0.8 million and $2.0 million of additional fee income within Fee and other income and $0.8 million and $2.0 million of expense within Other income (expense), net, in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

The Shared Services Agreement provides Curbline Properties the right to use the Company’s office space in New York, New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The sublease income received under the Shared Services Agreement of $0.4 million and $1.2 million is included in Rental income on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

Summary

For the three and nine months ended September 30, 2025, the Company recorded in Fee and other income on the Company’s consolidated statements of operations a cash fee of $0.9 million and $2.4 million, respectively, which represents 2% of Curbline’s gross revenue and $0.8 million and $2.0 million for the incremental fair value of services provided to Curbline offset by an embedded lease charge of $0.4 million and $1.2 million, respectively. Amounts payable to Curbline and amounts receivable from Curbline as of September 30, 2025, under the agreements described above, aggregated $28.7 million (including obligations to complete certain redevelopment projects at properties owned by Curbline) and $0.3 million, respectively.

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

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Numerators – Basic and Diluted
Continuing Operations:
Net (loss) income	$(6,158)	$334,739	$43,431	$531,586
Preferred dividends	—	(2,789)	—	(8,367)
Earnings attributable to unvested shares	(836)	(1,171)	(1,223)	(2,005)
Net (loss) income attributable to common shareholders after allocation to participating securities	(6,994)	330,779	42,208	521,214
Discontinued Operations:
Income (loss) from discontinued operations	—	(11,786)	—	6,060
Total	$(6,994)	$318,993	$42,208	$527,274
Denominators – Number of Shares
Basic—Average shares outstanding	52,445	52,400	52,442	52,381
Assumed conversion of dilutive securities—PRSUs	—	153	—	177
Diluted—Average shares outstanding	52,445	52,553	52,442	52,558
Earnings Per Share:
Basic
From continuing operations	$(0.13)	$6.31	$0.80	$9.95
From discontinued operations	—	(0.22)	—	0.12
Total	$(0.13)	$6.09	$0.80	$10.07
Diluted
From continuing operations	$(0.13)	$6.29	$0.80	$9.91
From discontinued operations	—	(0.22)	—	0.12
Total	$(0.13)	$6.07	$0.80	$10.03

For the three and nine months ended September 30, 2024, Performance Restricted Stock Units (“PRSUs”) issued to certain executives in March 2024, March 2023 and March 2022 were considered in the computation of diluted EPS. In March 2024, the Company issued 178,527 common shares in settlement of PRSUs granted in 2021. Basic average shares outstanding do not include Restricted Stock Units (“RSUs”) representing 0.3 million common shares that were not vested at September 30, 2025. Dividend equivalents are paid on the outstanding RSUs, which makes these shares participating securities.

Common Share Dividends

The Company declared special cash dividends of $3.25 and $4.75 per common share for the three and nine months ended September 30, 2025, respectively. The Company declared cash dividends of $1.04 per common share for the nine months ended September 30, 2024.

11.
Impairment Charges

For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, the Company recorded impairment charges aggregating $106.6 million and $66.6 million, respectively, based on the difference between the carrying value of the assets and the estimated fair market value. The impairment charges recorded were triggered by a change in the hold period assumptions.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge for the three and nine months ended September 30, 2025. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2025
Long-lived assets held and used	$—	$—	$169.1	$169.1	$106.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (dollars in millions):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at	Valuation
Description	September 30, 2025	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$18.0	Indicative Bid	Indicative Bid(A)	N/A
	32.4	Discounted Cash Flow	Discount Rate	13.9%
			Terminal Capitalization Rate	8.5%
	118.7	Income Capitalization Approach	Market Capitalization Rate(B)	8.0%-12.5%

(A) Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B) Weighted-average rate of 9.0%.

12.
Subsequent Events

In November 2025, the Company sold one property (Parker Pavilions, Parker, Colorado) for an aggregate gross sales price of approximately $8.4 million, of which approximately $6.1 million was utilized to repay indebtedness.

On October 21, 2025, the Company announced a special cash dividend of $1.00 per common share payable on November 14, 2025.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, acquiring, redeveloping and managing shopping centers. As of September 30, 2025, the Company’s portfolio consisted of 27 shopping centers (including 11 shopping centers owned through unconsolidated joint ventures). At September 30, 2025, the Company owned approximately 7.2 million square feet of gross leasable area (“GLA”) through all its shopping center properties (wholly-owned and joint venture). In addition, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, a portion of which currently serves as the Company’s headquarters.

On October 1, 2024, the Company completed the spin-off of Curbline Properties Corp. (“Curbline” or “Curbline Properties”), pursuant to which the Company contributed 79 convenience properties, $800 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline Properties. The spin-off was effected pursuant to the Separation and Distribution Agreement, dated as of October 1, 2024, among the Company, Curbline, and Curbline Properties LP, a subsidiary of Curbline (the “Operating Partnership”). To govern certain ongoing relationships between the Company, Curbline and the Operating Partnership, the Company entered into a Tax Matters Agreement, an Employee Matters Agreement, a Shared Services Agreement and other agreements. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties were considered as held for sale as of October 1, 2024, and are reflected as discontinued operations for the three and nine months ended September 30, 2024. Except as otherwise noted, operating statistics cited in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 have been adjusted to exclude discontinued operations and properties sold during the year ended December 31, 2024.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common shareholders	$(6,158)	$320,164	$43,431	$529,279
FFO attributable to common shareholders	$3,639	$(13,495)	$26,598	$78,614
Operating FFO attributable to common shareholders	$5,643	$42,753	$22,272	$158,438
Earnings per share – Diluted	$(0.13)	$6.07	$0.80	$10.03

For the nine months ended September 30, 2025, the decrease in net income, as compared to the prior-year period, primarily was the result of an increase in impairment charges, lower gains from dispositions of real estate recognized in 2025 as compared to the prior-year period, a decrease in rental income due to net property dispositions and the Curbline spin-off in 2024 and a decrease in interest income, partially offset by a decrease in the write-off of fees related to a mortgage financing commitment, Curbline transaction costs, interest expense, preferred dividend expense and an increase in fee and other income.

SITE Centers Strategy

From July 1, 2023 to December 31, 2024, the Company generated approximately $3.1 billion of gross proceeds from sales of properties for the purpose of acquiring additional convenience properties, capitalizing Curbline and, together with proceeds from the closing and funding of a $530.0 million mortgage loan (the “Mortgage Facility”), redeeming and/or repaying all of the Company’s outstanding unsecured indebtedness and preferred shares. As of November 5, 2025, the Company had generated approximately $380.9 million of additional gross proceeds from the sale of seven shopping centers during 2025, of which approximately $60.4 million was used to repay indebtedness outstanding under the Mortgage Facility. As of November 5, 2025, the Company had also entered into agreements to sell five properties for an aggregate sales price of approximately $292.1 million (subject to adjustment for certain closing pro-rations, allocations, credits and closing costs and prior to the required repayment of approximately $160.8 million of related mortgage indebtedness and payment of an estimated make-whole premium of approximately $7.3 million) for which the buyers’ general due diligence periods had expired. These transactions are expected to close in the fourth quarter of 2025. The

Company is also in various stages of marketing or contract negotiations for the sale of several other properties, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and uncertain capital markets and economic conditions.

Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. The Company generally expects to use proceeds from any additional asset sales to fund operations, repay outstanding indebtedness where applicable and make distributions to shareholders.

The Company expects that rental income and net operating income will decrease in future periods as compared to corresponding prior year periods as a result of the spin-off of Curbline, the significant volume of dispositions completed in 2024 and 2025 and the impact of tenant bankruptcies. The Company expects that its future dividend policy will be influenced by operations and asset sales, though the Company’s distribution of any sale proceeds to shareholders will be subject to collateral release and repayment requirements set forth in the terms of the Company’s indebtedness and management of liquidity and overall leverage levels in connection with ongoing operations.

Growth opportunities within the Company’s portfolio include rental rate increases, continued lease-up of the portfolio, and rent commencement with respect to recently executed leases.

Transaction and Investment Highlights

Transaction and investment highlights through November 5, 2025 include the following:

•
Sold seven wholly-owned shopping centers for an aggregate sales price of $380.9 million, of which approximately $60.4 million was utilized to repay indebtedness;
•
Declared special cash dividends of $1.50 and $3.25 per common share on June 17, 2025 and August 1, 2025 which were paid on July 15, 2025 and August 29, 2025, respectively, and
•
Announced a special cash dividend of $1.00 per common share on October 21, 2025 to be paid on November 14, 2025.

Operational Accomplishments

Operational highlights for the Company through September 30, 2025, include the following (excluding discontinued operations and properties sold in 2024):

•
Leased approximately 457,000 square feet of GLA, including 15 new leases and 53 renewals all on a pro-rata basis. As of September 30, 2025, the Company has addressed substantially all of its remaining 2025 lease expirations.
•
For the comparable leases executed in the nine months ended September 30, 2025, the Company generated cash lease spreads on a pro rata basis of (17.6)% for three new leases (9,347 square feet of GLA) and 2.2% for 53 renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability;
•
Total portfolio average annualized base rent per square foot was $19.62 at September 30, 2025, as compared to $19.64 at December 31, 2024 and $19.60 at September 30, 2024, all on a pro rata basis;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 86.7% at September 30, 2025, as compared to 90.6% at December 31, 2024 and 89.8% at September 30, 2024, all on a pro rata basis and
•
For new leases executed in the nine months ended September 30, 2025, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $6.32 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.85 per rentable square foot for the full year of 2024. The Company generally does not expend a significant amount of capital on lease renewals.

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

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Rental income(A)	$24,203	$59,441	$(35,238)
Fee and other income(B)	2,897	1,559	1,338
Total revenues	$27,100	$61,000	$(33,900)

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Rental income(A)	$86,315	$236,703	$(150,388)
Fee and other income(B)	16,878	5,864	11,014
Total revenues	$103,193	$242,567	$(139,374)
(A)
The following tables summarize the key components of the rental income (in thousands):

	Three Months
	Ended September 30,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income	$17,784	$43,141	$(25,357)
Recoveries from tenants	5,928	15,409	(9,481)
Uncollectible revenue	153	128	25
Lease termination fees, ancillary and other rental income	338	763	(425)
Total contractual lease payments	$24,203	$59,441	$(35,238)

	Nine Months
	Ended September 30,
Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income(1)	$62,684	$170,008	$(107,324)
Recoveries from tenants(2)	22,230	61,959	(39,729)
Uncollectible revenue	273	592	(319)
Lease termination fees, ancillary and other rental income(3)	1,128	4,144	(3,016)
Total contractual lease payments	$86,315	$236,703	$(150,388)
(1)
The changes in base and percentage rental income for the nine months ended September 30, 2025, were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$0.7
Comparable Portfolio Properties	0.3
Disposition of shopping centers	(106.6)
Straight-line rents	(1.7)
Total	$(107.3)

At September 30, 2025 and 2024, the Company owned 16 and 22 wholly-owned shopping center properties, respectively, with an aggregate occupancy rate of 86.0% and 89.7%, respectively, and average annualized base rent per occupied square foot of $19.80 and $19.78, respectively. The decrease in occupancy rate was primarily due to transactional activity.

(2)
Recoveries from tenants were approximately 68.6% and 82.3% of operating expenses and real estate taxes for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the recovery percentage primarily was due to transactional activity and the remaining mix of properties.
(3)
The decrease in Lease termination fees, ancillary and other rental income is primarily due to asset sales and lease termination fees for the nine months ended September 30, 2024 of $1.3 million.
(B)
For the nine months ended September 30, 2025, Fee and other income included $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe. Otherwise, Fee and other income was primarily earned from the Company’s unconsolidated joint ventures and Curbline Properties. Changes in the number of assets under management will impact the amount of revenue recorded in future periods. The Company or its joint venture partners may also elect to terminate their joint venture arrangements in connection with a change in investment strategy or otherwise.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Operating and maintenance	$5,505	$10,537	$(5,032)
Real estate taxes	3,895	8,859	(4,964)
Impairment charges	106,570	—	106,570
General and administrative	10,295	17,179	(6,884)
Depreciation and amortization	10,768	23,228	(12,460)
	$137,033	$59,803	$77,230

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Operating and maintenance(A)	$19,094	$39,533	$(20,439)
Real estate taxes(A)	13,306	35,749	(22,443)
Impairment charges(B)	106,570	66,600	39,970
General and administrative(C)	29,108	45,603	(16,495)
Depreciation and amortization(A)	36,941	88,284	(51,343)
	$205,019	$275,769	$(70,750)
(A)
The changes for the nine months ended September 30, 2025, were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.2	$0.2	$0.3
Comparable Portfolio Properties	(0.3)	0.2	(3.0)
Disposition of shopping centers	(20.3)	(22.8)	(48.6)
	$(20.4)	$(22.4)	$(51.3)

(B)
The Company recorded impairment charges in the current and prior year triggered by a change in the hold period assumptions.
(C)
The decrease in General and administrative expenses for the nine months ended September 30, 2025 is primarily due to the transfer of some of the Company’s employees to Curbline at the time of the spin-off.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Interest expense	$(3,975)	$(16,706)	$12,731
Interest income	1,411	14,002	(12,591)
Gain on derivative instruments	—	754	(754)
Debt extinguishment costs	(576)	(32,559)	31,983
Transaction costs and other expense	(797)	(217)	(580)
	$(3,937)	$(34,726)	$30,789

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Interest expense(A)	$(14,854)	$(53,629)	$38,775
Interest income(B)	2,494	29,845	(27,351)
Debt extinguishment costs(C)	(1,080)	(42,822)	41,742
Gain on debt retirement(D)	—	1,037	(1,037)
Loss on derivative instruments(E)	—	(4,412)	4,412
Transaction costs and other expense(F)	(2,923)	(743)	(2,180)
	$(16,363)	$(70,724)	$54,361
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	Nine Months
	Ended September 30,
	2025	2024
Weighted-average debt outstanding (in billions)	$0.3	$1.3
Weighted-average interest rate	6.1%	5.2%

In 2024, the Company simplified its debt structure. As of September 30, 2025, the Company’s consolidated indebtedness consisted of two outstanding mortgages (the Mortgage Facility and a mortgage loan encumbering Nassau Park Pavilion) with an aggregate outstanding balance of $251.3 million and a weighted average interest rate (based on contractual rates and excluding amortization of debt issuance costs) of 6.8% at September 30, 2025. At September 30, 2025, the weighted-average maturity (without extensions) was 1.8 years.

(B)
Related to excess cash primarily as a result of sale proceeds maintained in money market accounts.
(C)
In 2025, consisted of write-offs of loan costs and payments of debt extinguishment costs due the release of sold properties from the Mortgage Facility of $1.1 million. In 2024, primarily related to write-offs of loan costs and commitment fees and payment of debt extinguishment costs due to the termination of a mortgage financing commitment ($21.2 million), a revolving credit facility ($3.9 million), redemption of certain senior unsecured notes ($6.7 million), pay-off of a term loan ($0.9 million) and the release of properties from the Mortgage Facility ($10.1 million).
(D)
Related to the prior year repurchase of senior unsecured notes due in 2025, 2026 and 2027 for total cash consideration, including expenses, of $87.1 million and fair value discount write-off.
(E)
In 2024, derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on outstanding senior unsecured notes. The hedge was terminated in conjunction with the redemption of certain senior unsecured notes and the Company received a cash payment of $1.3 million during the three months ended September 30, 2024.
(F)
In 2025, primarily consists of an adjustment to reflect the fair value of services provided to Curbline relative to the fees and fair value of the services received from Curbline under the Shared Services Agreement.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Equity in net (loss) income of joint ventures	$(499)	$328	$(827)
Gain on disposition of real estate, net	108,401	368,139	(259,738)
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(190)	(199)	9
Loss from discontinued operations	—	(11,786)	11,786

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Equity in net (loss) income of joint ventures(A)	$(528)	$406	$(934)
Gain on sale and change in control of interest(B)	—	2,669	(2,669)
Gain on disposition of real estate, net(C)	162,666	633,169	(470,503)
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(518)	(732)	214
Income from discontinued operations(D)	—	6,060	(6,060)
(A)
The reduction in Equity in net (loss) income of joint ventures is the result of the gains recognized in 2024 from joint venture property sales and an increase in interest expense in 2025. During the nine months ended September 30, 2024, the DDRM Properties Joint Venture sold one shopping center for $36.5 million ($7.3 million at the Company’s share) in addition to selling its remaining asset to the Company for $44.2 million ($35.4 million at the Company’s share), for which the Company recorded a Gain on sale and change in control of interest. At both September 30, 2025 and 2024, the Company had an economic investment in unconsolidated joint ventures which owned 11 shopping center properties. Joint venture property sales or the termination of joint venture arrangements could significantly impact the amount of income or loss recognized in future periods, and the amount of proceeds allocated to the Company from the conclusion of the Company’s joint venture relationships may vary based on joint venture return calculations and promoted structures.
(B)
In May 2024, the Company acquired its partner’s 80% interest in one asset previously owned by the DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $35.4 million and stepped up its 20% interest due to change in control.
(C)
The Company sold six wholly-owned shopping centers in 2025 and sold 40 wholly-owned shopping centers and one parcel at a wholly-owned shopping center in 2024. See “— Sources and Uses of Capital”.
(D)
The spin-off of the convenience properties to Curbline on October 1, 2024, represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations in the consolidated financial statements on a retrospective basis.

Net Income (in thousands)

	Three Months
	Ended September 30,
	2025	2024	$ Change
Net (loss) income attributable to common shareholders	$(6,158)	$320,164	$(326,322)

	Nine Months
	Ended September 30,
	2025	2024	$ Change
Net income attributable to common shareholders	$43,431	$529,279	$(485,848)

The decrease in net income, as compared to the prior-year period, primarily was the result of an increase in impairment charges, lower gains from dispositions of real estate recognized in 2025 as compared to the prior-year period, a decrease in rental income due to net property dispositions and the Curbline spin-off in 2024 and a decrease in interest income, partially offset by a decrease in the write-off of fees related to a mortgage financing commitment, Curbline transaction costs, interest expense, preferred dividend expense and an increase in fee and other income.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	Three Months
	Ended September 30,
	2025	2024	$ Change
FFO attributable to common shareholders	$3,639	$(13,495)	$17,134
Operating FFO attributable to common shareholders	5,643	42,753	(37,110)

	Nine Months
	Ended September 30,
	2025	2024	$ Change
FFO attributable to common shareholders	$26,598	$78,614	$(52,016)
Operating FFO attributable to common shareholders	22,272	158,438	(136,166)

The decrease in FFO for the nine months ended September 30, 2025, as compared to the prior-year period, was primarily attributable to lower NOI as a result of property dispositions and the spin-off of Curbline Properties and lower interest income, partially offset by increased fee and other income, decreased interest expense and preferred dividend expense and decreased debt related charges. The decrease in Operating FFO was primarily due to the spin-off of Curbline Properties, lower NOI as a result of property dispositions and lower interest income, partially offset by decreased interest expense, no preferred dividend expense and decreased debt related charges.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common shareholders	$(6,158)	$320,164	$43,431	$529,279
Depreciation and amortization of real estate investments	9,716	22,230	34,184	84,720
Equity in net income (loss) of joint ventures	499	(328)	528	(406)
Joint ventures’ FFO(A)	1,413	1,555	4,551	4,703
Discontinued operations’ depreciation	—	11,023	—	29,556
Impairment of real estate	106,570	—	106,570	66,600
Gain on sale and change in control of interests	—	—	—	(2,669)
Gain on disposition of real estate, net	(108,401)	(368,139)	(162,666)	(633,169)
FFO attributable to common shareholders	3,639	(13,495)	26,598	78,614
Gain on debt retirement	—	—	—	(1,037)
Discontinued operations’ transaction and other costs	—	23,628	—	30,850
Debt extinguishment, transaction and other (at SITE Centers’ share)(B)	642	32,025	2,016	48,191
Condemnation revenue	—	—	(8,379)	—
Separation and other charges	1,362	595	2,037	1,820
Non-operating items, net	2,004	56,248	(4,326)	79,824
Operating FFO attributable to common shareholders	$5,643	$42,753	$22,272	$158,438

(A) At September 30, 2025 and 2024, the Company had an economic investment in unconsolidated joint ventures which owned 11 shopping center properties. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to unconsolidated joint ventures	$(1,639)	$985	$(1,424)	$7,164
Depreciation and amortization of real estate investments	6,826	6,383	19,210	20,313
Gain on disposition of real estate, net	—	(1,968)	(1)	(10,365)
FFO	$5,187	$5,400	$17,785	$17,112
FFO at SITE Centers’ ownership interests	$1,413	$1,555	$4,551	$4,703
Operating FFO at SITE Centers’ ownership interests	$1,413	$1,555	$4,551	$4,892

(B) For the three and nine months ended September 30, 2024, includes $32.6 million and $42.8 million, respectively, of debt extinguishment costs.

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

As of September 30, 2025, the Company had $251.3 million aggregate principal amount of consolidated indebtedness outstanding consisting of the Mortgage Facility secured by 10 assets having an outstanding principal balance of $152.6 million and a mortgage loan secured by Nassau Park Pavilion having an outstanding principal balance of $98.7 million. As a result of asset sales and related loan repayments consummated subsequent to quarter-end, as of November 5, 2025, the Mortgage Facility had an outstanding principal balance of $146.5 million and was secured by nine assets. In addition, as of September 30, 2025, the Company’s unconsolidated joint ventures had $441.0 million of indebtedness ($106.2 million at SITE Centers’ share).

The Company’s consolidated and unconsolidated debt obligations generally require monthly payments of principal and/or interest over the term of the obligation. While the Company currently believes it may be able to obtain additional debt financing in order to fund its business, no assurance can be provided that these obligations will be refinanced or repaid as currently anticipated. Any new debt financings may also entail higher rates of interest than the indebtedness being refinanced, which could have an adverse effect on the Company’s operations.

The Company expects that operating expenses, redevelopment obligations and capital expenditures will generally be financed through cash provided from operating activities and asset sales. At September 30, 2025, the Company had an unrestricted cash balance of $128.2 million, of which approximately $52.7 million will be used in November 2025 to pay the special cash dividend of $1.00 per common share announced in October 2025. As of September 30, 2025, the Company anticipates that it has approximately $28.4 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement. The Company believes it has sufficient liquidity to operate its business at this time.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – as of September 30, 2025

The outstanding indebtedness of the Company’s unconsolidated joint ventures at September 30, 2025, which matures in the subsequent 13-month period (i.e., through October 2026), consists of $60.4 million ($30.0 million at SITE Centers’ share) which can be extended in accordance with the loan documents.

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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2025	2024
Cash flow provided by operating activities	$28,084	$143,199
Cash flow provided by investing activities	348,712	1,849,963
Cash flow used for financing activities	(306,144)	(1,478,067)

Changes in cash flow for the nine months ended September 30, 2025, compared to the prior comparable period, are as follows:

Operating Activities: Cash provided by operating activities decreased $115.1 million primarily due to changes in working capital from disposition activity and a decrease in interest income partially offset by an increase in fee and other income related to the condemnation proceeds.

Investing Activities: Cash provided by investing activities decreased $1,501.3 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $274.6 million;
•
Decrease in proceeds from disposition of real estate of $1,775.2 million and
•
Decrease in distributions from unconsolidated joint ventures of $0.9 million.

Financing Activities: Cash used for financing activities decreased $1,171.9 million primarily due to the following:

•
Decrease in repayment of senior unsecured notes, mortgage debt, debt issuance costs, Curbline loan costs and loan commitment fees of $1,823.6 million; partially offset by a decrease in proceeds from the Mortgage Facility of $530.0 million;
•
Decrease in repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan of $4.7 million and
•
Increase in dividends paid of $126.3 million.

Dividend Distribution

The Company declared special cash common dividends of $250.3 million during the nine months ended September 30, 2025. The Company declared common and preferred cash dividends of $63.1 million for the nine months ended September 30, 2024.

On October 21, 2025, the Company announced a special cash dividend of $1.00 per common share (approximately $52.7 million in the aggregate) to be paid on November 14, 2025.

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

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. Through September 30, 2025, the Company had repurchased 0.5 million of its common shares in open market transactions under this program at an aggregate cost of approximately $26.6 million.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity, managing debt duration and maintaining prudent leverage levels in an effort to manage its overall risk profile while maintaining strategic flexibility. Asset sales, cash flow from operations and debt financings continue to represent potential sources of proceeds to be used to achieve these objectives.

As of November 5, 2025, the Company had entered into agreements to sell five properties for an aggregate sales price of approximately $292.1 million (subject to adjustment for certain closing pro-rations, allocations, credits and closing costs and prior to the required repayment of approximately $160.8 million of related mortgage indebtedness and payment of an estimated make-whole premium of approximately $7.3 million) for which the buyers’ general due diligence periods had expired. These transactions are expected to close in the fourth quarter of 2025. The Company is in various stages of marketing or contract negotiations for the sale of several other properties, though no assurances can be given that such efforts will result in additional asset sales, particularly in light of the dynamic interest rate environment and uncertain capital markets and economic conditions.

Going forward, the Company intends to realize value through operations and to consider various factors, including market conditions and differences between the public and private valuations of its portfolio, in evaluating when to pursue additional asset sales. The timing of any additional sales may also be impacted by interim leasing, tactical redevelopment activities and other asset management initiatives intended to maximize value. The Company generally expects to use proceeds from any additional asset sales to fund operations, repay outstanding indebtedness where applicable and make distributions to shareholders.

Dispositions

From January 1, 2025 through November 5, 2025, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
June 2025	The Promenade at Brentwood	Brentwood, MO	338	$71,600
June 2025	Chapel Hills West	Colorado Springs, CO	225	23,650
July 2025	Sandy Plain Village	Roswell, GA	174	25,000
August 2025	Deer Valley Towne Center	Phoenix, AZ	152	33,725
August 2025	Winter Garden Village	Winter Garden, FL	629	165,000
September 2025	Edgewater Towne Center	Edgewater, NJ	76	53,500
November 2025	Parker Pavilions	Parker, CO	51	8,425
			1,645	$380,900

Redevelopment Projects

The Company selectively evaluates additional tactical redevelopment potential within the portfolio, particularly as it relates to the efficient use of the underlying real estate, which includes expanding, improving and re-tenanting various properties. The Company generally expects to commence construction on redevelopment projects only after substantial tenant leasing has occurred. At September 30, 2025, the Company had approximately $4.4 million in construction in progress in various active re-tenanting projects at Company-owned properties. At September 30, 2025, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $28.4 million.

CAPITALIZATION

At September 30, 2025, the Company’s capitalization consisted of $251.3 million of debt and $472.5 million of market equity (calculated as the common shares outstanding multiplied by $9.01, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2025, the last trading day of September 2025).

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

In conjunction with the re-tenanting of vacancies at its shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.3 million for its properties (excluding Curbline redevelopment activities noted below) as of September 30, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows or asset sales. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties in 2024, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, all of which were recorded as a liability. As of September 30, 2025, the Company had a liability of approximately $0.9 million. The amount is recorded in Accounts payable and other liabilities on the Company’s consolidated balance sheets.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of September 30, 2025, such redevelopment projects were estimated to cost $28.4 million to complete.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.4 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

The Company continues to experience retailer demand which it believes is attributable to the location of many of the Company’s properties in communities experiencing population growth, limited new construction of competing retail properties and tenants’ continuing use of physical store locations to improve the speed and efficiency of merchandise distribution.

The Company benefits from a diversified tenant base, where only five tenants’ annualized base rent equals or exceeds 3% of the Company’s annualized base rent plus the Company’s proportionate share of unconsolidated joint venture annualized base rent. Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The threat of increasing inflation, changing interest rates, uncertainty over tariff policy, concerns over consumer confidence and the volatility of global capital markets pose risks to the U.S. economy, retail sales, and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to launch new concepts and expand their store fleets in communities with attractive demographics. As a result, the Company believes that its prospects (and the prospects of purchasers of it properties) to backfill spaces vacated by non-renewing or bankrupt tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that vacancy resulting from increasingly uncertain economic conditions will not adversely affect the Company’s operating results or the valuation of its properties.

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
•
The Company may be adversely affected by potential conflicts of interest with Curbline Properties or changes in the Company’s relationship with Curbline Properties, and the Company may not be able to retain qualified personnel or adequately manage its operations in the event the Shared Services Agreement is terminated; and
•
The Company and its vendors could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines or penalties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2025, the Company’s debt, excluding unconsolidated joint venture debt and the impact of the reclassification from accumulated other comprehensive income to interest expense related to the terminated interest rate swap, is summarized as follows:

	September 30, 2025				December 31, 2024
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$97.5	3.1	6.7%	39.2%	$98.5	3.8	6.7%	32.7%
Variable-Rate Debt	$151.2	0.9	6.9%	60.8%	$202.9	1.7	7.1%	67.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	September 30, 2025				December 31, 2024
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$368.3	$73.6	3.3	6.4%	$365.4	$73.1	4.0	6.4%
Variable-Rate Debt	$60.4	$30.0	1.2	5.0%	$61.0	$30.3	0.9	5.0%

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2025, would result in an increase in interest expense of approximately $1.1 million for the Company for the nine months ended September 30, 2025.

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

An estimate of the fair value for the effect of a 100 basis-point increase in interest rates at September 30, 2025 and December 31, 2024, is summarized as follows (in millions):

	September 30, 2025			December 31, 2024
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company’s fixed-rate debt	$97.5	$102.2	$99.5	$98.5	$102.3	$99.1
Company’s proportionate share of joint venture fixed-rate debt	$73.6	$75.4	$73.3	$73.1	$73.5	$71.1

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes it has the ability to obtain funds through additional debt financings. Accordingly, the cost of obtaining such protection agreements versus the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2025, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

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

Changes in Internal Control over Financial Reporting

In August 2025, the Company completed the implementation of a new accounting software system. As part of this implementation, the Company updated its internal controls over financial reporting to address changes in business processes resulting from the new system. The design of this application, along with the design of the internal controls included in the Company’s processes, was appropriately evaluated by management for effectiveness.

Other than as noted above, there have not been any changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
July 1–31, 2025	—	$—	—	$—
August 1–31, 2025	—	—	—	—
September 1–30, 2025	—	—	—	—
Total	—	$—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100.0 million of its common shares. As of September 30, 2025, the Company had repurchased 0.5 million of its common shares in open market purchases under this program at an aggregate cost of approximately $26.6 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1

Portfolio Purchase Agreement, dated as of September 15, 2025, by and among BRE DDR IVA Southmont PA LLC, DDR Southeast East Hanover, L.L.C., and DDR Ohio Opportunity II LLC, as Sellers, and HRP Stow, LLC, HRP Southmont, LLC and HRP East Hanover, LLC, as Buyers[1]

10.2

First Amendment to Portfolio Purchase Agreement, dated as of September 22, 2025, by and among BRE DDR IVA Southmont PA LLC, DDR Southeast East Hanover, L.L.C. and DDR Ohio Opportunity II LLC, as Sellers, and HRP Stow, LLC, HRP Southmont, LLC and HRP East Hanover, LLC, as Buyers[1]

10.3	Purchase and Sale Agreement, dated as of September 18, 2025, by and between SCC Nassau Park Pavilion NJ LLC and B33 Nassau Park Pavilion III LLC[1]

10.4	First Amendment to Purchase Agreement, dated as of September 30, 2025, by and between SCC Nassau Park Pavilion NJ LLC and B33 Nassau Park Pavilion III LLC[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Jeffrey A. Scott
		Name:	Jeffrey A. Scott
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 5, 2025