Form 10-K
period 2025-12-31
SITE Centers Corp.
filed 2026-02-26
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2025, was $0.6 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

52,462,340 common shares outstanding as of February 20, 2026

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2026 Annual Meeting of Shareholders.

PART I

Item 1. BUSINESS

Overview

SITE Centers Corp., an Ohio corporation (the “Company” or “SITE Centers”), is a self-administered and self-managed Real Estate Investment Trust (“REIT”) engaged in the business of owning, leasing, redeveloping and managing shopping centers. Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries and consolidated and unconsolidated joint ventures.

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of gross leasable area (“GLA”) into a separate publicly traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). In connection with the spin-off, on October 1, 2024, the Company, Curbline and Curbline Properties LP (the “Operating Partnership”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, the Company transferred its portfolio of convenience retail properties, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effectuated a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of the Company as of September 23, 2024, the record date. On the spin-off date, holders of the Company’s common shares received two shares of common stock of Curbline for every one common share of the Company held on the record date.

The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties were considered as held for sale as of October 1, 2024 and are reflected as discontinued operations for all periods prior to the spin-off date. Except as otherwise noted, operating statistics cited in this Annual Report on Form 10-K for the years ended December 31, 2024 and 2023 have been adjusted for discontinued operations and properties sold during the year ended December 31, 2024.

The Company is self-administered and self-managed, and therefore, has not engaged, nor does it expect to retain, any REIT advisor. The Company manages all of its shopping centers which are collectively referred to herein as the “Portfolio Properties”. At December 31, 2025, the Company owned 19 shopping centers (including 11 shopping centers owned through two unconsolidated joint ventures) totaling 5.0 million square feet of GLA through all its properties (wholly-owned and joint venture). At December 31, 2025, the aggregate occupancy of the Company’s operating shopping center portfolio was 85.9% on a pro rata basis, and the average annualized base rent per occupied square foot was $22.61 on a pro rata basis. In addition, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet, yielding approximately 227,000 square feet of GLA, of which the Company occupies approximately 60,000 square feet of GLA and approximately 167,000 square feet of GLA is leased or available to be leased to third parties.

In January, 2026, the Company sold its interest in the RVIP IIIB joint venture (Deer Park Town Center in Deer Park, Illinois).

The primary source of the Company’s net income is generated from the rental of the Company’s Portfolio Properties to tenants. In addition, the Company generates revenue from its management contracts with its unconsolidated joint ventures and the Shared Services Agreement (defined below) with Curbline.

Strategy

The Company intends to pursue the marketing and sale of its remaining wholly-owned properties and to monetize the value of its investment in the Dividend Trust Portfolio (“DTP”) joint venture. The timing of asset sales may be impacted by general economic conditions, local conditions in the markets in which our remaining properties are situated and other property-specific considerations. The Company’s ability and timing to monetize the value of its investment in the DTP joint venture may be impacted by the degree of cooperation of the joint venture partner and the limited rights afforded the Company under the joint venture agreement (including the requirement that the Company obtain the joint venture partner’s consent to the sale of individual joint venture properties and distribution of resulting proceeds). As of December 31, 2025, the Company maintained an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy/sell provision.

The Company expects to use proceeds from additional asset sales to pay operating expenses, manage overall liquidity levels, make distributions to shareholders and establish a reserve fund to satisfy projected expenses and known and unknown claims that might arise during the anticipated wind-up of its business. The Company expects to incur significant expenses in connection with the eventual wind-up of its business, including but not limited to the fee applicable to any early termination of the Shared Services Agreement, employee severance costs, discretionary bonuses upon completion of the sales process, costs to terminate office leases, licenses and other operating contracts, professional fees (including fees of accountants and law firms), costs to comply with ongoing reporting requirements of the Securities Exchange Act 1934 (the “Exchange Act”) (until such time as the Company qualifies for relief therefrom), insurance premiums and potential deductibles (including with respect to a “tail” insurance policy for directors and officers), vendor expenses, costs to resolve and streamline the Company’s subsidiaries and corporate structure and any claims arising under sale agreements for completed dispositions. For more information regarding risks relating to the Company’s disposition and wind-up strategy, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

The Company is currently in various stages of marketing several wholly-owned assets for sale, though no assurances can be given that such efforts will result in additional asset sales. As of February 26, 2026, the Company had entered into agreements to sell two properties for which the buyers’ general due diligence periods had expired. These transactions are expected to close in the first quarter of 2026. In each case, closing remains subject to customary conditions, including, but not limited to, delivery of estoppel letters from tenants, the accuracy of the Company’s representations in all material respects and the absence of material casualty or condemnation events.

The Company expects that rental income and net income will continue to decrease in future periods as compared to corresponding prior year periods as a result of significant disposition activity and declining property revenues. However, the Company’s general and administrative expenses will remain elevated prior to the termination of the Shared Services Agreement as a result of the contractual obligations and services owing to Curbline thereunder.

Narrative Description of Business

The Company’s portfolio as of December 31, 2025, consisted of 19 shopping centers (including 11 centers owned through two unconsolidated joint ventures) located in 13 states. The following tables present the operating statistics affecting base rental revenues summarized by the following portfolios: pro rata combined shopping center portfolio, wholly-owned shopping center portfolio and joint venture shopping center portfolio:

	Pro Rata Combined Shopping Center Portfolio December 31,
	2025	2024
Centers owned	19	33
Aggregate occupancy rate	85.9%	90.6%
Average annualized base rent per occupied square foot	$22.61	$19.64

	Wholly-Owned Shopping Centers at 100% December 31,		Joint Venture Shopping Centers at 100% December 31,
	2025	2024	2025	2024
Centers owned	8	22	11	11
Aggregate occupancy rate	83.7%	90.6%	90.6%	91.6%
Average annualized base rent per occupied square foot	$25.99	$19.81	$16.84	$16.64

Material Agreements with Curbline Properties

In addition to the Separation and Distribution Agreement, on October 1, 2024, the Company entered into a Shared Services Agreement with Curbline Properties and the Operating Partnership (the “Shared Services Agreement”) that requires the Company to provide the services of its employees and the use or benefit of such other of the Company’s assets and resources as may be necessary or useful for Curbline to establish and operate various business functions of the Operating Partnership or its affiliates in a manner as would be established and operated for a REIT similarly situated to Curbline. Additionally, the Operating Partnership or its affiliates, subject to the supervision of the Company’s Board of Directors, provide the Company (i) leadership and management services that are of a nature customarily performed by leadership and management overseeing the business and operation of a REIT similarly situated to SITE Centers, including supervising various business functions of SITE Centers necessary for the day-to-day management operations of SITE Centers and its affiliates and (ii) transaction services that are of a nature customarily performed by a dedicated transactions team within an organization similarly situated to SITE Centers, including the provision of personnel at both the leadership and operational levels necessary to ensure effective and efficient preparation, negotiation, execution and implementation of real estate transactions, as well as overseeing post-transaction activities and alignment with SITE Centers’ strategic objectives. The Operating Partnership or its affiliates provides the Company with a Chief Executive Officer and Chief Investment Officer but the Company employs its own Chief Financial Officer, Chief Accounting Officer and General Counsel.

As compensation for the services provided under the Shared Services Agreement, the Operating Partnership pays a monthly fee to the Company in the amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement). There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on October 1, 2026).

The Company is also obligated to provide Curbline Properties and its affiliates with space at the Company’s offices located in Beachwood, Ohio, New York, New York and Boca Raton, Florida until October 1, 2027 or such earlier date as the Shared Services Agreement is terminated as a result of a change in control of Curbline Properties or a material breach by Curbline Properties and its affiliates under the Shared Services Agreement (a “Sanctioned Termination Event”). Curbline Properties and its affiliates also have an option exercisable on or prior to October 1, 2027 (or such earlier date as the Shared Services Agreement is terminated pursuant to a Sanctioned Termination Event) to enter into a lease agreement for office space at SITE Centers’ corporate headquarters location in Beachwood, Ohio for an initial five-year term at annual base rent of $8.00 per square foot with the right to extend the lease for up to four successive terms of five years each (with 10% increases in annual base rent for each extension).

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

The Separation and Distribution Agreement also contains provisions that obligate the Company to complete certain redevelopment projects at properties that are owned by Curbline. As of December 31, 2025, these redevelopment projects were estimated to cost $21.3 million to complete.

Recent Developments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. The Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K, which are incorporated herein by reference, for information on certain recent developments of the Company.

Tenants and Competition

The Company has established relationships with a large number of major national and regional tenants, and the Company’s management is associated with various shopping center and REIT industry organizations. Notwithstanding these relationships, numerous real estate companies and developers, private and public, compete with the Company in leasing space in shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of space, management services and property condition.

The Company’s five largest tenants based on the Company’s aggregate annualized base rental revenues, including its proportionate share of joint venture aggregate annualized base rental revenues, are The Kroger Co., Burlington Stores, Inc., Fitness International, LLC, Cinemark Holdings, Inc. and AMC Entertainment Holdings, Inc., representing 9.7%, 4.5%, 4.2%, 3.6% and 2.9%, respectively, of the Company’s aggregate annualized base rental revenues at December 31, 2025. For more information on the Company’s tenants, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Company Fundamentals.”

Qualification as a Real Estate Investment Trust

The Company has elected to be taxed as a REIT under the federal income tax laws. As a REIT, the Company is generally not subject to federal income tax on taxable income that it distributes to its shareholders. Under the Internal Revenue Code of 1986, as amended (the “Code”), REITs are subject to numerous regulatory requirements, including the requirement to generally distribute at least 90% of taxable income each year. The Company will be subject to federal income tax on its taxable income at regular corporate rates if it fails to qualify as a REIT for tax purposes in any taxable year, or to the extent it distributes less than 100% of its taxable income. The Company will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if the Company qualifies as a REIT for federal income tax purposes, the Company may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on its undistributed taxable income. The Company may elect to surrender its REIT status in connection with the sale of its remaining assets and the anticipated wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs, or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

In the past, the Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. In January 2025, the Company eliminated its TRS but the Company may implement a new TRS in future years to the extent needed to facilitate compliance with REIT requirements.

Human Capital Management

As of December 31, 2025, the Company’s workforce was composed of 155 full-time employees compared to 172 full-time employees at December 31, 2024. Of the Company’s employees, 86% of employees were assigned to work in the corporate headquarters in Beachwood, Ohio, with the rest working in regional offices or remotely. Many of the Company’s employees have a long tenure with the Company, with approximately 81% of the Company’s employees having been with the Company for over 5 years and 52% for over 10 years.

The Company’s primary human capital management objective is to retain, attract, develop, and engage the highest quality talent. To support this objective, the Company offers competitive pay and benefit programs, including flexible work arrangements that provide employees the opportunity to work remotely on a limited basis while continuing to cultivate in-office relationships and learning. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. The Company annually requires its employees to complete training modules on sexual harassment and discrimination and to acknowledge and certify their compliance with the Company’s Code of Business Conduct and Ethics. Senior members of its accounting and asset management departments are also required to acknowledge and agree to the Company’s Code of Ethics for Senior Financial Officers on an annual basis. The Company’s culture is also underpinned by its employees’ commitment to the Company’s core values of being Fearless, Authentic, Curious and Thoughtful (the Company’s “Matters of FACT”) in the conduct of their responsibilities.

In consideration of uncertainty caused by the spin-off of Curbline Properties and the Company’s disposition strategy, the Company maintains a retention plan covering substantially all of its employees (excluding executive officers with employment agreements). In general, any covered employee whose employment is terminated by the Company without cause on or prior to October 1, 2027 and who has not previously received an offer of employment from Curbline Properties will generally be eligible to receive an amount equal to one year of their base salary together with a medical benefits stipend of $20,000.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 26, 2026:

David R. Lukes, age 56, has served as President and Chief Executive Officer of SITE Centers and has been a member of SITE Centers’ Board of Directors since March 2017. Mr. Lukes has also served as President, Chief Executive Officer and Director of Curbline Properties since September 2024. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer and President of Equity One, Inc. (“Equity One”), an owner, developer and operator of shopping centers, from 2014 until 2017. Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate, Seritage Realty Trust, a real estate company, from 2012 to 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 to 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes has also served as the President, Chief Executive Officer and Director of Retail Value Inc. (“RVI”), which previously owned and operated shopping centers located in the U.S. and was managed by SITE Centers, since 2018 and as an Independent Director and member of the Strategy and Investment Committee of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki stock exchange, since 2017. Mr. Lukes also serves as a member of the Advisory Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Gerald Morgan, age 63, has served as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since October 2024. Previously, Mr. Morgan served as the Chief Financial Officer of Four Corners Property Trust, a public REIT focused on net lease properties, from 2015 through April 2024. Prior to joining Four Corners Property Trust, from 2012 to 2015, Mr. Morgan was the CFO and a Managing Director of Amstar Advisers, a private real estate investment manager. From 2010 to 2011, Mr. Morgan was the Managing Director of Financial Strategy and Planning for Prologis, a global industrial REIT, where he was involved in the company’s capital markets and M&A activities. Prior to Prologis, Mr. Morgan was President and CFO of American Residential Communities. In addition, Mr. Morgan has served as a senior officer with Archstone, which was a national public apartment REIT, and as the CFO of Francisco Partners, a technology focused private equity fund. Since 2024, Mr. Morgan has also served as Executive Vice President, Chief Financial Officer and Treasurer and Director of RVI. Mr. Morgan holds Bachelor of Science and Master of Business Administration degrees from Stanford University.

John M. Cattonar, age 44, has served as Executive Vice President and Chief Investment Officer of SITE Centers since 2021. Mr. Cattonar has been a member of SITE Centers’ Board of Directors since 2024. Mr. Cattonar has also served as Executive Vice President and Chief Investment Officer of Curbline Properties since September 2024. Previously, Mr. Cattonar served as Senior Vice President of Investments of SITE Centers from 2017 to 2021. Prior to joining SITE Centers, Mr. Cattonar served as Vice President of Asset Management for Equity One from 2015 to 2017 and at Seritage Realty Trust from 2012 to 2015. Mr. Cattonar earned a Master of Science in Real Estate Development from Columbia University and holds a Bachelor of Arts in Economics from the University of North Carolina at Chapel Hill.

Aaron M. Kitlowski, age 53, has served as Executive Vice President, General Counsel and Corporate Secretary of SITE Centers since 2017. Mr. Kitlowski has also served as Executive Vice President and Corporate Secretary of RVI since 2018. Prior to joining SITE Centers, he served as General Counsel and Corporate Secretary at Equity One for six years. Before Equity One, Mr. Kitlowski served as Chief Counsel of CIT Group Inc. for six years and as an Associate at Simpson Thacher & Bartlett for seven years. Mr. Kitlowski earned a Juris Doctorate from Duke University School of Law and a Bachelor of Arts from Duke University.

Corporate Headquarters

The Company is an Ohio corporation incorporated in 1992. The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is www.sitecenters.com. The Company uses the Investors Relations section of its website as a channel for routine distribution of important information, including press releases and financial information. The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases and SEC filings. The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, is not incorporated by reference into, and shall not be deemed part of, this Form 10-K unless expressly noted.

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

Risks Related to the Company’s Strategy

•
The Company may have difficulty selling its remaining real estate investments at attractive prices or at all.
•
The Company may have difficulty realizing value from its interest in the DTP joint venture.
•
Pursuing the Company’s strategy may cause the Company to be subject to U.S. federal income tax.
•
The Company expects to pay significant costs in connection with the wind-up of its business.
•
The Company expects to establish a reserve fund with proceeds from asset sales in order to satisfy expenses and claims.
•
Rising interest rates could adversely impact the Company’s strategy.
•
The Company’s real estate assets may be subject to impairment charges.
•
The Company cannot assure investors of the timing or amount of future distributions to shareholders.

•
The Company’s Board of Directors may change the Company’s strategy without shareholder approval.

Risks Related to the Company’s Business Operations and Properties

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
•
The Company has limited control over properties owned through the DTP joint venture.
•
The Company’s current and former real estate investments may entail environmental contamination that could adversely affect its results of operations.
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
•
Crime or civil unrest in the markets in which the Company’s properties are located may affect its business and profitability.
•
A disruption, failure or breach of the Company’s networks or systems, including as a result of cyber-attacks, could harm its business.
•
The transition of the Company’s property management or financial system could affect its operations.

Risks Relating to the Company’s Organization and Capital Structure

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
•
If an active trading market for the Company’s common shares is not sustained because the Company’s common shares are de-listed from the NYSE or otherwise, shareholders’ ability to sell shares when desired and the prices obtained will be adversely affected.
•
The Company may adopt a plan of liquidation, which may have adverse tax consequences and adversely affect shareholders’ ability to exit their investment in the Company.
•
The Company may issue additional securities without shareholder approval.

Risks Related to the Company’s Taxation as a REIT

•
If the Company fails to qualify as a REIT or otherwise surrenders its status as a REIT in any taxable year, it will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability, which may have a significant adverse consequence to the value of the Company’s shares.
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

•
The Company may be unable to retain or attract key management personnel.
•
The Company is subject to litigation that could adversely affect its results of operations.

The risks summarized above are discussed in greater detail below.

Risks Related to the Company’s Strategy

The Company May Have Difficulty Selling Its Remaining Real Estate Investments at Attractive Prices or at All

The Company plans to market its remaining properties for sale and use related proceeds to pay operating expenses, manage liquidity levels, provide for anticipated wind-up costs and make distributions to shareholders. Real estate investments are relatively illiquid and, as a result, there can be no assurance that the Company will be able to sell its remaining properties on favorable terms or at all. Moreover, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers and financing, the perceived quality and dependability of rent payments from tenants and a number of other factors, both local and national. Furthermore, future sale prices may differ materially from the Company’s book values for those assets, and when the Company sells any of its assets, it may recognize a loss on such sale.

Certain of the Company’s remaining properties are located in urban locations or have unique characteristics that make them more challenging to sell or may cause them to sell at prices substantially below historical values or investors’ expectations. For example, sale prospects for Shoppes at Paradise Pointe (Fort Walton Beach, Florida) may be impacted by the Florida Department of Transportation’s reported plans to commence eminent domain proceedings with respect to a portion of the property, sale prospects for The Pike Outlets (Long Beach, California) may be impacted by its ground lease structure and other property-specific complexities, sale prospects for The Maxwell (Chicago, Illinois) and the retail condominium units that comprise The Blocks (Portland, Oregon) may be impacted by challenging local conditions and vacancy, and timing and the amount of proceeds from the sale of the Company’s corporate headquarters (Beachwood, Ohio) may be impacted by Curbline’s right to use office space until October 1, 2027 and contractual option to lease space thereafter. The Company expects that the market for certain of these properties may be less liquid than the market for many of the properties it has recently sold. Accordingly, values obtained for properties previously sold by the Company may not be representative of values obtained in connection with the disposition of the Company’s remaining assets.

To the extent the Company provides any estimates with respect to the value of the Company’s remaining assets, the amount of expenses to be incurred by the Company in connection with winding up its business or the timing and amount of distributions it will make, such estimates are based on multiple assumptions, one or more of which may prove incorrect, and the actual prices realized from the sale of the Company’s assets, the amount of wind-up expenses and the timing and amount of actual distributions may vary materially from the Company’s estimates. The Company cannot assure shareholders of the actual amount they will receive in distributions from the Company’s disposition strategy or when they will be paid. Additionally, the Board of Directors has discretion as to the timing of distributions of sale proceeds.

The Company May Have Difficulty Realizing Value From Its Interest in the DTP Joint Venture

The Company currently owns a 20% interest in the DTP joint venture with Chinese institutional investors. As of

February 26, 2026, the DTP joint venture owned ten shopping centers aggregating 3.4 million square feet of GLA located throughout the United States. The terms of the DTP joint venture agreement contain restrictions on when and how the Company can monetize the value of its interest in the joint venture and generally requires the partner’s consent in order for the Company to sell its interest in the joint venture or the underlying properties owned by the joint venture. If the Company is unable to obtain its partner’s consent and cooperation, it may have difficulty realizing value from its joint venture investment in a timely manner or it may be forced to attempt to exercise certain dispute resolution or exit provisions in the joint venture agreement (mainly a “buy-sell” provision and/or the right to force the sale of the stock of the joint venture’s REIT subsidiary which owns the joint venture’s properties) that may have the effect of limiting the number of buyers or the amount of proceeds realized for its joint venture investment. These contractual exit provisions also require the cooperation of the joint venture partner to effectuate. Therefore, if the joint venture partner is uncooperative, the Company’s ability to use these exit provisions to monetize the value of its investment in the DTP joint venture may be delayed or it could result in business conflicts or litigation. The exercise of the buy-sell provision would also require the Company to retain and use proceeds from other asset sales or otherwise obtain third party financing in order to fund the acquisition of the partner’s interest. Any of these situations could adversely impact the value the Company realizes for its investment in the DTP joint venture and the timing and amount of distributions to Company shareholders. Any resolution of the DTP joint venture or sale of joint venture properties may require repayment of the joint venture’s mortgage loan (approximately $380.6 million principal amount as of December 31, 2025) and payment of a related make-whole premium.

Pursuing the Company’s Strategy May Cause the Company to be Subject to U.S. Federal Income Tax

As a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. Prohibited transactions are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from ordinary retailing activities such as sales to customers of condominium units or subdivided lots in a development project. The Code provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether an asset is property held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. While we expect asset sales made pursuant to the Company’s strategy to qualify for the safe harbor or otherwise not be subject to the 100% tax on gains from prohibited transactions, there can be no assurance that sales will qualify for the safe harbor or that the Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties we sold for purposes of applying the prohibited transactions tax. It is also possible that the Company may surrender its REIT status or transfer certain of its properties to a TRS in order to mitigate the application of the prohibited transactions tax. Gain from the disposition of properties owned through a TRS is not subject to the 100% prohibited transactions tax, but such gain would be subject to tax at the TRS level (the current U.S. federal income tax rate applicable to corporations is 21%).

The Company Expects to Pay Significant Costs in Connection with the Wind-up of its Business

If the Company is successful in selling its remaining properties and monetizing the value of its remaining joint venture investment, it expects to incur significant expenses in connection with the winding up of its business. Such expenses likely include, but are not limited to, the fee applicable to any early termination of the Shared Services Agreement, employee severance costs, discretionary bonuses upon completion of the sales process, costs to terminate office leases, licenses and other operating contracts, professional fees (including fees of accountants and law firms), compliance costs with ongoing reporting requirements of the Exchange Act (until such time as the Company qualifies for relief therefrom), insurance premiums and potential deductibles (including with respect to a “tail” insurance policy for directors and officers), vendor expenses, costs to resolve and streamline the Company’s subsidiaries and corporate structure and any claims arising under sale agreements for completed dispositions. The ultimate level and timing of these expenses are subject to a number of factors, many of which are outside of the Company’s control, and will directly impact the amount of distributions paid to Company shareholders.

The Company Expects to Establish a Reserve Fund with Proceeds From Asset Sales in Order to Satisfy Expenses and Claims

The Company may seek to file articles of dissolution with the Secretary of State of the State of Ohio following the sale of all of the Company’s remaining properties and joint venture investment or at such time as it transfers its remaining assets, subject to its liabilities, into a liquidating entity. Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company).

The Company does not expect to have access to third-party sources of capital during the course of the wind-up period in order to satisfy liabilities. Therefore, the Company would likely establish a reserve fund with a portion of the proceeds from sales of its remaining properties in order to satisfy and discharge any unknown or contingent claims, debts, expenses (including the wind-up expenses discussed above) and obligations which might arise before or during the five-year wind-up period subsequent to the filing of the articles of dissolution. As a result, it is likely that the Company will not distribute all proceeds from the sales of its final properties until these known and contingent expenses and claims are satisfied or fail to materialize, which could be several years following the date of any final sale.

Rising Interest Rates Could Adversely Impact the Company’s Strategy

Increasing interest rates or capital availability constraints may impact the transaction market, including asset values and the availability of acquisition financing. Any of the foregoing risks could have a material adverse effect on the market value of the Company’s properties, its ability to sell its remaining properties and the values realized thereon.

The Company’s Real Estate Assets May Be Subject to Impairment Charges

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets and other investments may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of projected cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition, estimated hold periods and other factors. If the Company pursues the potential sale of an asset, the asset’s undiscounted future cash flows are estimated based on the most likely course of action at the balance sheet date, including current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take significant impairment charges in the future, especially in light of its strategy to pursue the sale of its remaining assets. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company Cannot Assure Investors of the Timing or Amount of Future Distributions to Shareholders

Any distributions the Company makes to its shareholders will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s liquidity, which will be affected by various factors, including income and sale proceeds from its remaining properties, the collection of amounts owed to the Company by tenants and third parties, the Company’s projected operating and wind-up expenses and the amount of claims made against the Company during the winding up of its operations. As a result, no assurance can be given regarding the level or timing of any distributions the Company may make in the future.

The Company’s Board of Directors May Change the Company’s Strategy Without Shareholder Approval

The Company’s Board of Directors may change the Company’s strategy with respect to capitalization, investment, distributions, operations and/or disposition of properties. The Board of Directors may establish new strategies as deemed appropriate, including if the Company is unable to sell its remaining properties and monetize the value of its investment in its remaining joint venture. Although the Board of Directors presently has no intention to revise the Company’s strategy and policies, it may do so at any time without a vote by the shareholders. The results of decisions made by the Board of Directors could adversely affect the Company’s financial condition, including its ability to distribute cash to shareholders or qualify as a REIT.

Risks Related to the Company’s Business Operations and Properties

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Including Broad Economic Climate and Local Conditions, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results

The economic performance and value of the Company’s remaining real estate holdings can be affected by many factors, including the following:

•
Changes in the national, regional, local and international economic climate;
•
Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area and population, demographic and employment trends;
•
Unique, property-specific considerations such as vacancy, ground lease structures and eminent domain proceedings;
•
The attractiveness of the properties to tenants;
•
The increase in consumer purchases through the internet;

•
The Company’s ability to provide adequate management services and to maintain its properties;
•
Increased operating costs if these costs cannot be passed through to tenants and
•
The expense of renovating, repairing and re-letting spaces.

Because the Company’s properties consist of retail shopping centers, the Company’s performance and value of the Company’s real estate holdings are linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space historically has been, and may continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases and the excess amount of retail space in a number of markets. The Company’s performance and the value of its properties are affected by its tenants’ results of operations, which are impacted by macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by the Company’s tenants materially increases, including as a result of inflationary pressures or increases in tariffs or taxes resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company’s tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space and the prices that buyers are willing to pay for the Company’s properties. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants and investors.

In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers and other shopping centers in attracting and retaining retailers. As of December 31, 2025, leases at the Company’s properties (including the proportionate share of unconsolidated properties) were scheduled to expire on a total of approximately 14.9% of leased GLA during 2026. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. In these situations, the Company’s financial condition, operating results and cash flows and the market value of its properties could be adversely impacted.

An Increase in E-Commerce Market Share May Have an Adverse Impact on the Company’s Tenants and Business

E-commerce has been broadly embraced by the public and growth in e-commerce is likely to continue in the future. Some of the Company’s tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led a number of omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, and increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how continuing growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels, operating results and the value of its properties could be materially and adversely affected.

The Company Leases a Substantial Portion of Its Square Footage to Large National Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for, Its Space by Such Tenants

As of December 31, 2025, the annualized base rental revenues of the Company’s tenants that exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenues, including the Company’s proportionate share of joint venture aggregate annualized shopping center base rental revenues, are as follows:

Tenant	% of Annualized Base Rental Revenues
The Kroger Co.	9.7%
Burlington Stores, Inc.	4.5%
Fitness International, LLC	4.2%
Cinemark Holdings, Inc.	3.6%
AMC Entertainment Holdings, Inc.	2.9%
Nordstrom, Inc.	2.0%
Five Below, Inc.	2.0%
RSG Group USA, Inc.	2.0%
The Gap, Inc.	1.8%
DICK'S Sporting Goods, Inc.	1.7%
Publix Super Markets, Inc.	1.6%

The retail shopping sector has been affected by economic conditions, increases in consumer internet purchases and the competitive nature of the retail business and the competition for market share. In some cases, these shifts have resulted in weaker retailers losing market share and declaring bankruptcy, closing stores and/or taking advantage of early termination provisions in their leases. In addition, movie theater operators have experienced inconsistent performance since the COVID-19 pandemic and prospects for releasing any theater vacancies arising in the Company’s portfolio, as well as the properties, may be limited absent the investment of significant capital to repurpose the space. As of December 31, 2025, annualized base rental revenues from movie theater operators comprised 6.5% of the Company’s aggregate annualized shopping center base rental revenues (at the Company’s share).

The Company’s Dependence on Rental Income May Adversely Affect Its Results of Operations

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s results of operations and the value of its properties could be negatively affected if a number of its tenants, or any of its major tenants, were to do the following:

•
Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;
•
Delay lease commencements;
•
Decline to extend or renew leases upon expiration;
•
Fail to make rental payments when due or
•
Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping center to terminate their leases or reduce the amount of rent they pay under the terms of their leases. The Company cannot be certain that any tenant whose lease expires will renew that lease or that the Company will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability, its ability to make distributions to shareholders, and the attractiveness of the Company’s properties to potential buyers thereof. In the event the Company is able to re-lease spaces vacated by major bankrupt, distressed or non-renewing tenants, the downtime and capital expenditures required in the re-leasing process may adversely affect the Company’s results of operations.

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

Inflationary Pressures Could Adversely Impact the Company’s Tenants and Operating Results

Inflationary pressures pose risks to the Company’s business, tenants and the U.S. economy. Inflationary pressures and rising interest rates could result in reductions in retailer profitability and consumer discretionary spending which could impact tenant demand for new and existing store locations and the Company’s ability to maintain or grow rents. Regardless of inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. Inflation may result in increases in certain shopping center operating expenses including common area maintenance and other operating expenses. Although most of the Company’s leases require tenants to pay their share of these property operating expenses, some tenants may be unable to absorb large expense increases caused by inflation and such increased expenses may limit tenants’ ability to pay higher base rents upon renewal, or renew leases at all. Inflation may also impact other aspects of the Company’s operating costs, including insurance, employee retention costs and the cost to complete build-outs of recently leased vacancies.

The Company Has Limited Control Over Properties Owned Through the DTP Joint Venture

The Company’s investment in the DTP joint venture involves risks not otherwise present with investments in shopping centers that are wholly-owned by the Company, including the possibility that the Company’s partner might at any time have different interests or goals than the Company and that its partner may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s objective to monetize its investment in the joint venture and its policy with respect to maintaining the Company’s qualification as a REIT. Other risks include impasse on decisions, such as the decision to sell or finance a property or leasing decisions with anchor tenants, because neither the Company’s partner nor the Company have full control over the partnership or joint venture. In addition, the Company is obligated to maintain the REIT status of the DTP joint venture’s REIT subsidiary and the Company’s failure to do so could result in substantial liability to its partner. These factors could limit the return that the Company receives from the DTP investment, cause its cash flows to be lower than its estimates or lead to business conflicts or litigation.

The Company’s Current and Former Real Estate Investments May Entail Environmental Contamination That Could Adversely Affect Its Results of Operations

The ownership of properties may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the cost to remove or remediate certain hazardous substances released by third parties, including tenants, on or in its current or previously owned properties. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders. The presence of contamination or the failure to successfully complete its remediation may adversely affect the Company’s ability to lease or sell its remaining properties.

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

The Company’s Properties Could Be Subject to Climate Change, Damage from Natural Disasters, Public Health Crises and Weather-Related Factors; An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

The Company’s properties are generally open-air shopping centers. Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects. Furthermore, certain of the Company’s remaining properties (including properties owned by the DTP joint venture) are located in coastal areas that are subject to natural disasters, including the Southeast and California. Such properties could therefore be affected by hurricanes, tropical storms, earthquakes and wildfires. The potential impacts of climate change on the Company’s operations are highly uncertain but could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. Furthermore, a public health crisis or other catastrophic event could adversely affect economies, financial markets and consumer behaviors and lead to an economic downturn, which could harm the Company’s business, financial condition and operating results. The potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.

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

Crime or Civil Unrest in the Markets in Which the Company’s Properties Are Located May Affect Its Business and Profitability

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that are susceptible to property and violent crime, including terrorist attacks, mass shootings and civil unrest. Increased incidence of property crime, such as shoplifting or damage caused by civil unrest, could reduce tenant profitability or demand for space and, as a result, decrease the rents the Company is able to collect from affected properties or lead to increased vacancy. Furthermore, any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), or civil unrest could alter shopping habits, deter customers from visiting the Company’s shopping centers or result in damage to its properties. The Company may also incur increased expenses as a result of its efforts to provide enhanced security measures at its properties to contend with criminal or other threats. Any of the foregoing circumstances could have a negative effect on the Company’s business, the operations of its tenants, the value of its properties and the number of investors interested in acquiring them.

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business

The Company relies extensively on computer systems to manage its business, including to provide services to Curbline Properties and the DTP joint venture. While the Company maintains some of its own critical information technology systems, it also depends extensively on third parties to provide important information technology services relating to several key business functions, such as payroll, human resources, electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including phishing attacks, ransomware and other sophisticated cyber-attacks, including those that leverage artificial intelligence. Although the Company and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful. Should they occur, these threats could compromise the confidential information of the Company’s tenants, employees, third-party vendors and other counterparties (including Curbline Properties and the DTP joint venture); disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems; and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses, claims or fines that may arise. For additional information see Item 1. “Business—Information Technology and Cybersecurity” in Part I of this Annual Report on Form 10-K.

The Transition of the Company’s Property Management or Financial Systems Could Affect Its Operations

The Company recently completed its transition to a new commercial property management and financial system. Implementation of the new system was a major undertaking and entailed the migration of a significant amount of historical data to, and integration of key processes with, the new system. As the size of the Company’s workforce and portfolio continue to decrease as a result of property sales, the Company may further evaluate its approach to the day-to-day management of its remaining properties and its accounting and reporting systems, particularly following the conclusion of the Shared Services Agreement. Should the recently implemented system not perform in a satisfactory manner, or any future transition to external property management and/or new reporting and accounting systems not be completed successfully, it could disrupt and adversely affect the Company’s operations, including the ability to timely bill and collect tenant payments, the ability to satisfy contractual obligations to Curbline Properties and the DTP joint venture and the ability to report accurate and timely financial results, any of which could adversely impact the Company’s business, reputation, financial condition and the price of the Company’s common shares.

Risks Related to the Company’s Organization and Capital Structure

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

The Company Does Not Maintain a Revolving Credit Facility Which Could Adversely Affect Its Ability to Fund Its Business

In preparation for the spin-off of Curbline Properties, the Company repaid all of its unsecured indebtedness and terminated its revolving credit facility in August 2024. As a result, the Company does not maintain a line of credit that can be used to fund working capital needs. Although the Company seeks to conservatively manage its cash position in order to provide sufficient liquidity to operate its business and satisfy expenses projected to be incurred during the anticipated winding up of its operations, the Company may not be able to timely obtain financing on its unencumbered assets or otherwise satisfy unexpected liabilities if they were to arise, which could have a material adverse effect on the Company’s business, operations and financial condition.

Risks Related to the Company’s Relationship with Curbline Properties

The Company’s Relationship with Curbline Properties May Create, or Appear to Create, Conflicts of Interest

The Company’s agreements with Curbline Properties could lead to, or appear to cause, conflicts of interest. For example, pursuant to the Shared Services Agreement, Curbline Properties provides the Company with leadership, management and transaction services, and the Company provides Curbline Properties with the services of such employees and the use or benefit of such Company assets, offices and other resources as are necessary or useful to operate Curbline Properties’ business. As a result, Company employees provide significant services to Curbline Properties, and Curbline Properties provides the Company with the services of certain leadership and management personnel. As such, conflicts of interest may arise in connection with the performance of the services provided by the Company or Curbline Properties and the allocation of priority, time and attention to providing such services. In particular, the Company’s Chief Executive Officer and Chief Investment Officer are employed and compensated by, and also serve as the chief executive officer and chief investment officer of, Curbline Properties, and their services are provided to the Company under the terms of the Shared Services Agreement. These individuals also serve as directors of the Company and own equity in Curbline Properties which could create, or appear to create, conflicts of interest when these officers and the Company are faced with decisions (including with respect to the Shared Services Agreement) that could have different implications for the Company and Curbline Properties.

Conflicts of interest could likewise arise in connection with the exercise of rights (including termination rights) by, and resolution of any dispute between, the Company and Curbline Properties with respect to the terms of the agreements governing their separation and ongoing relationship. Conflicts of interest may also arise from the lease of vacant space or renewal of existing leases at the Company’s properties, which may be located near and compete with properties owned by Curbline Properties. Conflicts may also arise with respect to the employment of Company personnel, as Curbline Properties is not prohibited from soliciting the employment of Company employees.

The Agreements with Curbline Properties Were Not Negotiated on an Arm’s-Length Basis and May Not Be on the Same Terms as if They Had Been Negotiated With an Unaffiliated Third Party

The Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement and other agreements governing Curbline Properties’ separation from the Company in October 2024 and the Company’s ongoing relationship with Curbline Properties were negotiated between related parties and do not reflect the terms that would have been negotiated at arm’s length with an unaffiliated third party. For example, the allocation of assets, liabilities, expenses, rights, durations, indemnification and other obligations between the Company and Curbline Properties under these agreements would likely have been different if they had been agreed to by unaffiliated parties. It is unlikely that an unaffiliated third party would be willing or able to perform certain of these agreements or provide similar services on the same terms or at all.

The Company Is Required to Provide Services and Certain Benefits to Curbline Properties for the Duration of the Shared Services Agreement, Even If it is Economically Inefficient to do so

Pursuant to the terms of the Shared Services Agreement, until October 1, 2027 or such earlier time as the Shared Services Agreement is terminated in accordance with its terms, the Company is generally obligated to provide Curbline Properties with the services of such Company’s employees and the use or benefit of such of the Company’s assets, offices and other resources as may be necessary or useful for Curbline Properties to establish and operate various business functions in a manner consistent with a REIT similarly situated to Curbline Properties. As a result of these obligations, even as sales of Company assets cause a significant decrease in the size of the Company’s portfolio and income, the Company will have limited ability to proportionately reduce the size of its organization and general and administrative expense during the term of the Shared Services Agreement. While Curbline Properties is required to pay certain fees to the Company pursuant to the terms of the Shared Services Agreement, these fees do not fully offset the cost of the services and benefits the Company is required to provide to Curbline Properties during the term of the agreement. As a result, the costs incurred by the Company to satisfy its obligations to Curbline Properties during the term of the Shared Services Agreement are expected to continue to have an increasingly disproportionate and adverse impact on the Company’s results of operations and its ability to use cash flow from operations and disposition proceeds to make distributions to shareholders.

Risks Related to the Company’s Common Shares

Changes in Market Conditions Could Adversely Affect the Market Price of the Company’s Publicly Traded Securities

As with other publicly traded securities, the market price of the Company’s publicly traded securities depends on various factors and market conditions, which may change from time to time. Among the factors and market conditions that may affect the market price of the Company’s publicly traded securities are the following:

•
The market’s perception of the Company’s strategy, the value of its remaining assets and the amount and timing of its future cash distributions;
•
An increase in market interest rates, which could adversely impact the value of the Company’s properties;
•
The extent of institutional investor interest in the Company and the properties it owns;
•
The attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies or sovereign governments), bank deposits or other investments;
•
The Company’s financial condition and performance and
•
General economic and financial market conditions.

If an Active Trading Market for the Company’s Common Shares Is Not Sustained Because the Company’s Common Shares Are De-listed from the NYSE or Otherwise, Shareholders’ Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected

The Company’s common shares are currently listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “SITC.” However, there can be no assurance that the Company’s common shares will continue to be listed on the NYSE or that an active trading market for the Company’s common shares will be maintained, especially as the Company executes on its strategy to sell its remaining properties and make distributions to shareholders, which is expected to negatively impact the price of the Company’s common shares, its market capitalization and its ability to satisfy the NYSE’s minimum listing requirements. The Company expects to voluntarily de-list its common shares from the NYSE as it approaches price-per-share and market capitalization levels that would trigger automatic de-listing. The NYSE also has certain discretionary authority to de-list the Company’s common shares. Accordingly, no assurance can be given as to the ability of the Company’s shareholders to sell their common shares or the price that shareholders may obtain for their common shares, particularly after the Company’s common shares cease to be listed on the NYSE.

The Company May Adopt a Plan of Liquidation, Which May Have Adverse Tax Consequences and Adversely Affect Shareholders’ Ability to Exit Their Investment in the Company

The Company may elect to adopt a formal plan of liquidation in the future to sell its remaining assets and to liquidate and dissolve the Company. The REIT provisions of the Code generally require that the Company distribute at least 90% of its REIT taxable income each year (determined without regard to the dividends paid deduction and excluding net capital gain) as a dividend to its shareholders. Liquidating distributions made pursuant to any plan of liquidation are expected to qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. In the event a plan of liquidation is adopted, conditions may arise that might prevent the Company from being able to liquidate within such 24-month period. For instance, it may not be possible to sell all of the Company’s remaining properties during such period. In such event, rather than retain the unsold properties and risk losing its status as a REIT, the Company could elect, for tax purposes, to transfer its remaining assets and liabilities to a liquidating trust or convert to a limited liability company in order to meet the 24-month requirement. Any shareholders who have not sold their common shares prior to such a transfer or conversion would receive non-transferable beneficial interests in the liquidating trust or non-transferrable beneficial membership interests in the limited liability company equivalent to their ownership interests in the Company, as represented by the Company’s common shares that they held prior to the transfer or conversion.

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

Risks Related to the Company’s Taxation as a REIT

If the Company Fails to Qualify as a REIT or Otherwise Surrenders its Status as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability, Which May Have a Significant Adverse Consequence to the Value of the Company’s Shares

The Company currently seeks to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. In addition, the amount of non-qualifying assets and income the Company can own and earn while still maintaining its REIT status has decreased in recent years due to the reduction in the size of the Company’s operations resulting from asset sales and the spin-off of Curbline and is expected to further decrease in the future. Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain and cannot be assured. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the IRS might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. Alternatively, the Company may elect to surrender its REIT status in connection with the anticipated wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

If the Company ceases to qualify as a REIT in any tax year, the following will result:

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

Compliance with REIT Requirements May Negatively Affect the Company’s Operating Decisions

To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the

Company distributes to its shareholders and the ownership of its shares. The Company may also be required to make distributions to its shareholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditure obligations.

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders. To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% non-deductible excise tax if the actual amount paid to its shareholders in a calendar year is less than the minimum amount specified under U.S. federal tax laws. From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flows available for distribution to its shareholders. If the Company does not have other funds available in these situations, it could be required to borrow funds or find other sources of funds in order to meet the REIT distribution requirements and avoid corporate income tax and the 4% excise tax.

The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the value of the Company’s properties, its then current debt levels, the market price of its common shares and current and potential future earnings. The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to dispose of assets at inopportune times and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

The Company May Be Forced to Borrow Funds to Maintain Its REIT Status, and the Unavailability of Such Capital on Favorable Terms at the Desired Times, or at All, May Cause the Company to Dispose of Assets at Inopportune Times, Which Could Materially and Adversely Affect the Company

To qualify as a REIT, the Company generally must distribute to shareholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds to meet the REIT distribution requirements. The Company may not be able to borrow funds on favorable terms or at all, and the Company’s ability to borrow may be restricted by the terms of the instruments governing the Company’s existing indebtedness (if any). The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the value of the Company’s properties, its current debt levels, the market price of its common shares and current and potential future earnings. The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to dispose of assets at inopportune times and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%. Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates. However, U.S. shareholders that are individuals, trusts or estates generally may deduct up to 20% of the ordinary dividends (e.g., REIT dividends that are not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6%, assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of the Company’s common shares.

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

General Risks Relating to Investments in the Company’s Securities

The Company May Be Unable to Retain or Attract Key Management Personnel

The Company may be unable to retain or attract talented executives particularly in consideration of its disposition strategy and the anticipated winding up of its operations. Pursuant to the terms of the Shared Services Agreement, Curbline Properties currently provides the Company with a Chief Executive Officer and Chief Investment Officer and therefore these officers are not employed by, or exclusively dedicated to, the Company. At any time, Curbline Properties may provide different individuals to serve as our Chief Executive Officer and Chief Investment Officer than the individuals currently serving in those roles. Upon the termination of the Shared Services Agreement, the Company does not expect the individuals currently provided to the Company to continue to serve as our Chief Executive Officer and Chief Investment Officer. In the event of the loss of key management personnel, including in connection with the termination of the Shared Services Agreement, the Company may not be able to find replacements with comparable skill, ability and industry expertise. The Company’s operating results and financial condition, the execution of the Company’s disposition strategy and the market price of the Company’s common shares could be materially and adversely affected until suitable replacements are identified and retained, if at all.

The Company Is Subject to Litigation That Could Adversely Affect Its Results of Operations

The Company is a defendant from time to time in lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations. Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares. For a further discussion of litigation risks, see “Legal Matters” in Note 7, “Commitments and Contingencies,” to the Company’s consolidated financial statements.

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

The Company’s internal audit team annually assesses and reviews the risks posed to the security of the Company’s networks, including a review of system and process assurance for information technology and application controls, and takes into account certain frameworks and policies. The Company’s internal audit team also reviews the Company’s fraud assessment and confirms IT management’s oversight of its cybersecurity policies. This oversight has been integrated into the Company’s enterprise risk management system. For example, the Company’s management team reviews the findings, if any, of the internal audit team’s assessments, analyzes the identified risks, and takes action based on the Company’s overall risk profile. In order to assess the risks posed to the Company’s information systems by third-party service providers and vendors, the information technology department, coordinating with the Company's internal audit services team, evaluates new software and network application vendors’ contracts, internal policies, certifications, and System and Organization Controls (“SOC”) reports during the procurement of solutions and services.

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

Under the leadership of the Company’s Chief Technology Officer, the Company’s information technology department is primarily responsible for assessing and managing material risks to the Company’s information systems, including from cybersecurity threats. The Company’s Chief Technology Officer has over 30 years’ experience working in information technology and managing information technology systems and holds several specialized security certifications, including the Certified Information Security Manager certification from the Information Systems Audit and Control Association. In addition, certain members of the Company’s information technology department have obtained specialized security certifications, including accreditation as Certified Information Systems Security Professionals, and have prior work experience in various roles involving technology and security. The Company has established an internal Security and Privacy Governance Committee, comprised of the Chief Technology Officer and other senior members of management that meets periodically. This committee receives updates from the Company’s information technology department with respect to the implementation of various systems and security measures, the Company’s cybersecurity training and awareness program, enhancements or modifications to the security program, and the impacts of such changes to the Company’s information security risk environment. The Company has adopted a Cybersecurity Incident Response Plan, which requires communication of cybersecurity incidents to varying levels and personnel within the organization depending on the severity of the threat impact and encompasses tactics related to cybersecurity, systems and facilities availability, and information privacy.

The Board of Directors has specifically delegated oversight of the Company’s cybersecurity risks and related practices to the Audit Committee of the Board of Directors (the “Audit Committee”) through the committee’s charter. At least annually, senior members of the Company’s information technology team (including the Chief Technology Officer) and internal audit services team brief the Audit Committee on information and cybersecurity matters, including results from risk assessments, the Company’s policies and its internal control function. The Audit Committee reviews such information alongside other company risks as part our overall risk assessment process.

The Company has experienced issues from cybersecurity threats, including issues related to malware, email phishing, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other malicious events. To the best of the Company’s knowledge, these threats have not materially affected the Company, nor have they materially obstructed the availability of its information systems and data on which it relies. Although no assurances can be given, the Company does not believe that such threats are reasonably likely to materially affect the Company in the future. The Company expects to modify certain of the processes and protections described above in the future, including in connection with the termination of the Shared Services Agreement and the continued decrease in size of its portfolio and operations. See Item 1A. Risk Factors under the caption “Risks Related to the Company’s Business Operations and Properties—A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business.”

Item 2. PROPERTIES

At December 31, 2025, the Portfolio Properties included 19 shopping centers (including 11 centers owned through two unconsolidated joint ventures). At December 31, 2025, the Portfolio Properties aggregated 5.0 million square feet of Company-owned GLA located in 13 states.

At December 31, 2025, on a pro rata basis, the average annualized base rent per square foot was $22.61. The average annualized base rent of the Company’s eight wholly-owned shopping centers was $25.99 per square foot, and the average annualized base rent for the 11 shopping centers owned through unconsolidated joint ventures was $16.84 per square foot at 100%. The Company’s average annualized base rent per square foot does not consider tenant expense reimbursements.

A significant number of the Company’s shopping centers are anchored by national tenant anchors and are comprised of tenants that typically cater to the consumer’s desire for value, service and convenience and offer day-to-day necessities rather than luxury items. The properties often include discounters, grocery stores, pet supply stores, fitness centers, quick-service restaurants and beauty supply retailers as additional anchors or tenants.

Information as to the Company’s largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2025, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary – Company Fundamentals” of this Annual Report on Form 10-K. For additional details related to property indebtedness for the Company’s wholly-owned assets, see “Real Estate and Accumulated Depreciation” (Schedule III) herein. At December 31, 2025, the Company owned an investment in properties through unconsolidated joint ventures, which properties served as collateral for joint venture mortgage debt aggregating approximately $440.7 million (of which the Company’s proportionate share is $106.0 million) and is not reflected in the Company’s consolidated financial statements. The Company’s properties range in size from approximately 49,000 square feet to approximately 389,000 square feet of Company-owned GLA. On a pro rata basis, the Company’s properties were 85.9% occupied as of December 31, 2025.

In January 2026, the Company sold its interest in the RVIP IIIB joint venture (Deer Park Town Center in Deer Park, Illinois).

Corporate Headquarters

In addition to its shopping center portfolio listed below, as of December 31, 2025, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet, yielding approximately 227,000 square feet of GLA, of which the Company occupies approximately 60,000 square feet of GLA and approximately 167,000 square feet of GLA is leased or available to be leased to third parties.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2035 at the Company’s eight wholly-owned shopping centers (excluding ground leases) as of December 31, 2025, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2026	24	174	$4,000	$23.02	15.9%	19.5%
2027	12	150	3,573	23.89	13.7%	17.4%
2028	17	60	1,475	24.55	5.5%	7.2%
2029	13	115	2,809	24.32	10.5%	13.7%
2030	14	100	1,632	16.38	9.1%	7.9%
2031	4	36	539	14.90	3.3%	2.6%
2032	2	9	350	37.96	0.8%	1.7%
2033	5	68	1,321	19.29	6.2%	6.4%
2034	4	16	418	26.75	1.5%	2.0%
2035	4	52	925	17.86	4.7%	4.5%
Total	99	780	$17,042	$21.85	71.2%	82.9%

The following table shows the impact of tenant lease expirations through 2035 at the Company’s 11 shopping centers owned through unconsolidated joint ventures (excluding ground leases and at 100%) as of December 31, 2025, assuming that none of the tenants exercise any of their renewal options:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2026	41	297	$5,337	$18.00	8.4%	10.0%
2027	37	543	8,736	16.10	15.3%	16.3%
2028	49	518	8,552	16.50	14.6%	16.0%
2029	39	462	6,822	14.76	13.0%	12.7%
2030	38	408	6,696	16.41	11.5%	12.5%
2031	20	374	5,578	14.92	10.5%	10.4%
2032	15	128	2,165	16.98	3.6%	4.0%
2033	15	136	3,089	22.66	3.8%	5.8%
2034	12	142	3,462	24.40	4.0%	6.4%
2035	14	143	2,445	17.05	4.0%	4.6%
Total	280	3,151	$52,882	$16.78	88.7%	98.7%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

SITE Centers Corp.

Shopping Center Property List at December 31, 2025

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arizona
1	Phoenix, AZ	Ahwatukee Foothills Towne Center(2)	2013	1998	691	$11,337	$20.30	AMC Theatres, Best Buy, Burlington, Golf Galaxy, HomeGoods, Lina Home Furnishings, Marshalls, Michaels, Ross Dress for Less, Sprouts Farmers Market

	California
2	Long Beach, CA	The Pike Outlets(3)	2015	DEV	389	$6,888	$25.38	Cinemark, Gold's Gym, H & M, Nike, Restoration Hardware

	Colorado
3	Parker, CO	FlatAcres MarketCenter(3)	2003	2003	136	$2,083	$18.67	24 Hour Fitness, Michaels, Ross Dress for Less

	Connecticut
4	Plainville, CT	Connecticut Commons(2)	2013	2005	561	$7,856	$14.31	Aldi, AMC Theatres, Dick's Sporting Goods, DSW, Kohl's, Lowe's, Marshalls, PetSmart

	Florida
5	Fort Walton Beach, FL	Shoppes at Paradise Pointe	2000	2007	73	$751	$12.79	Publix

	Georgia
6	Marietta, GA	Towne Center Prado(2)	2002	1995	287	$3,175	$12.39	Going Going Gone, Publix, Ross Dress for Less

	Illinois
7	Chicago, IL	3030 North Broadway	2016	2017	132	$4,697	$35.65	Mariano's
8	Chicago, IL	The Maxwell	2014	2014	240	$3,515	$25.69	Burlington, Nordstrom Rack
9	Deer Park, IL	Deer Park Town Center(4)	2004	2000	358	$8,765	$37.38	Century Theatre, Crate & Barrel, Gap
10	Tinley Park, IL	Brookside Marketplace(2)	2013	2012	317	$4,994	$15.94	Best Buy, Dick's Sporting Goods, HomeGoods, Michaels, PetSmart, Ross Dress for Less, T.J. Maxx

	Missouri
11	Independence, MO	Independence Commons(2)	1999	1995	386	$5,626	$15.55	AMC Theatres, Best Buy, Bob's Discount Furniture, Kohl's, Marshalls, Ross Dress for Less

	New Jersey
12	Union, NJ	Route 22 Retail Center(2)	1997	2007	112	$1,399	$14.64	Dick's Sporting Goods

	North Carolina
13	Chapel Hill, NC	Meadowmont Crossing (3)	2002	2007	92	$1,106	$29.55	—
14	Chapel Hill, NC	Meadowmont Market	2002	2007	49	$697	$15.52	Harris Teeter
15	Raleigh, NC	Poyner Place(2)	2012	2012	252	$4,361	$17.42	Cost Plus World Market, Marshalls, Michaels, Ross Dress for Less, Urban Air Trampoline & Adventure Park
16	Wilmington, NC	University Centre(2)	2001	1993	418	$4,543	$12.05	Bob's Discount Furniture, Crunch Fitness, Lowe's, Old Navy, Ollie's Bargain Outlet, Ross Dress for Less

SITE Centers Corp.

Shopping Center Property List at December 31, 2025

	Location	Center	Year Developed/ Redeveloped	Year Acquired	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Oregon
17	Portland, OR	The Blocks	2001	2019	97	$2,202	$37.52	—

	South Carolina
18	Charleston, SC	Ashley Crossing(2)	2011	2003	208	$2,148	$11.72	Food Lion, Kohl's, Marshalls

	Virginia
19	Midlothian, VA	Commonwealth Center(2)	2002	2007	166	$2,534	$16.44	Michaels, Painted Tree Marketplace, The Fresh Market

(1)
Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2025.
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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are listed on the NYSE under the ticker symbol “SITC.” As of February 20, 2026, there were 2,974 record holders. This figure excludes non-registered holders that held their shares in “street name” through various brokerage firms, and therefore does not represent the actual number of beneficial owners of the Company’s common shares.

The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors. The Company does not currently expect to make regular quarterly dividend payments in the future. The Company expects that the frequency and timing of future dividends will be influenced by operations and sales of its remaining assets, though the Company plans to closely monitor and conservatively manage its cash position in order to maintain sufficient cash reserves to satisfy and discharge expenses projected to be incurred, and any unknown or contingency claims or obligations which might arise, during the subsequent wind-up of its operations. The Company also expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy/sell provision.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
October 1-31, 2025	—	—	—	$—
November 1-30, 2025	—	—	—	—
December 1-31, 2025	—	—	—	—
Total	—	—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a new common share repurchase program. Under the terms of the new program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares and has no expiration date. As of December 31, 2025, the Company had repurchased an aggregate of 0.5 million of its common shares under this program in open market purchases at an aggregate cost of $26.6 million, or $53.76 per share. Treasury shares not reserved for compensation plans were cancelled in August 2024.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, redeveloping and managing shopping centers. As of December 31, 2025, the Company’s portfolio consisted of 19 shopping centers (including 11 shopping centers owned through two unconsolidated joint ventures). At December 31, 2025, the Company owned 5.0 million square feet of gross leasable area (“GLA”) through all its properties (wholly-owned and joint venture). At December 31, 2025, the aggregate occupancy of the Company’s operating shopping center portfolio was 85.9% on a pro rata basis, and the average annualized base rent per occupied square foot was $22.61 on a pro rata basis. In addition, at December 31, 2025, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet, yielding approximately 227,000 square feet of GLA, of which the Company occupies approximately 60,000 square feet of GLA and approximately 167,000 square feet of GLA is leased or available to be leased to third parties. In January 2026, the Company sold its interest in the RVIP IIIB joint venture (Deer Park Town Center in Deer Park, Illinois).

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

On October 1, 2024, the Company, Curbline and Curbline Properties LP (the “Operating Partnership”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), which provided for the principal transactions necessary to complete the spin-off, including the allocation among the Company, Curbline and the Operating Partnership of the Company’s assets, liabilities and obligations attributable to periods both prior to and following the spin-off. In particular, the Separation and Distribution Agreement provided, among other things, that certain assets relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including equity interests of certain Company subsidiaries that held assets and liabilities related to Curbline, interests in real property, certain tangible personal property, cash and cash equivalents held in Curbline accounts (including the transfer to Curbline of unrestricted cash of $800.0 million upon consummation of the spin-off) and other assets primarily used or held primarily for use in Curbline’s business. The Separation and Distribution Agreement also provided that certain liabilities relating to Curbline’s business were to be transferred to the Operating Partnership or the applicable Curbline subsidiary, including liabilities relating to or arising out of the operation of Curbline’s business after the effective time of the spin-off and liabilities expressly allocated to Curbline or one of its subsidiaries by the Separation and Distribution Agreement or certain other agreements entered into in connection with the spin-off.

Additionally, the Separation and Distribution Agreement contains provisions that obligate the Company to complete certain redevelopment projects at properties that are owned by Curbline. As of December 31, 2025, these redevelopment projects were estimated to cost $21.3 million to complete.

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

The Shared Services Agreement also requires the Company to provide the Operating Partnership and its affiliates the services of its employees and the use or benefit of such other of the Company’s assets and resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership and its affiliates in a manner as would be established and operated for a REIT similarly situated to Curbline. The Operating Partnership has the authority to supervise the employees of the Company and its affiliates and direct and control the day-to-day activities of such employees while such employees are providing services to the Operating Partnership or its affiliates under the Shared Services Agreement.

The Operating Partnership pays the Company a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments each month in arrears no later than the tenth calendar day of each month based upon Curbline’s Gross Revenue for the prior month. There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on October 1, 2026).

The Company is also obligated to provide Curbline Properties and its affiliates with space at the Company’s offices located in Beachwood, Ohio, New York, New York and Boca Raton, Florida at no additional cost until October 1, 2027 or such earlier date as the Shared Services Agreement is terminated as a result of a change in control of Curbline Properties or a material breach by Curbline Properties and its affiliates under the Shared Services Agreement (a “Sanctioned Termination Event”). Curbline Properties and its affiliates also have an option exercisable on or prior to October 1, 2027 (or such earlier date as the Shared Services Agreement is terminated pursuant to a Sanctioned Termination Event) to enter into a lease agreement for office space at the Company’s corporate headquarters location in Beachwood, Ohio for an initial five-year term at annual base rent of $8.00 per square foot with the right to extend the lease for up to four successive terms of five years each (with 10% increases in annual base rent for each extension).

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

SITE Centers Strategy

The Company intends to pursue the marketing and sale of its remaining wholly-owned properties and to monetize the value of its investment in the DTP joint venture. The timing of asset sales may be impacted by general economic conditions, local conditions in the markets in which our remaining properties are situated and other property-specific considerations. The Company’s ability and timing to monetize the value of its investment in the DTP joint venture may be impacted by the degree of cooperation of the joint venture partner and the limited rights afforded the Company under the joint venture agreement (including the requirement that the Company obtain the joint venture partner’s consent to the sale of individual joint venture properties and distribution of resulting proceeds). See Item 1A. Risk Factors under the captions “Risks Relating to the Company’s Strategy–The Company May Have Difficulty Selling Its Remaining Real Estate Investments at Attractive Prices or at All” and “–The Company May Have Difficulty Realizing Value from Its Interest in the DTP Joint Venture.”

The Company expects to use proceeds from additional asset sales to pay operating expenses, manage overall liquidity levels, make distributions to shareholders and establish a reserve fund to satisfy projected expenses and known and unknown claims that might arise during the anticipated wind-up of its business. The Company expects to incur significant expenses in connection with the eventual wind-up of its business, including but not limited to the fee applicable to any early termination of the Shared Services Agreement, employee severance costs, discretionary bonuses upon completion of the sales process, costs to terminate office leases, licenses and other operating contracts, professional fees (including fees of accountants and law firms), costs to comply with ongoing reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) (until such time as the Company qualifies for relief therefrom), insurance premiums and potential deductibles (including with respect to a “tail” insurance policy for directors and officers), vendor expenses, costs to resolve and streamline the Company’s subsidiaries and corporate structure and any claims arising under sale agreements for completed dispositions.

The Company is currently in various stages of marketing several wholly-owned assets for sale, though no assurances can be given that such efforts will result in additional asset sales. As of February 26, 2026, the Company had entered into agreements to sell two properties for which the buyers’ general due diligence periods had expired. These transactions are expected to close in the first quarter of 2026. In each case, closing remains subject to customary conditions, including, but not limited to, delivery of estoppel letters from tenants, the accuracy of the Company’s representations in all material respects and the absence of material casualty or condemnation events. The majority of the Company’s other wholly-owned retail properties are in various stages of contract negotiations or in the process of being marketed for sale.

The Company expects that rental income and net income will continue to decrease in future periods as compared to corresponding prior year periods as a result of significant disposition activity and declining property revenues. However, the Company’s general and administrative expenses will remain elevated prior to the termination of the Shared Services Agreement as a result of the contractual obligations and services owing to Curbline thereunder.

Transaction and Investment Highlights

Transaction and investment highlights during 2025, include the following:

•
Sold 14 wholly-owned shopping centers for an aggregate sales price of $752.5 million, of which a portion of was used to repay approximately $241.3 million of mortgage debt as well as a make-whole premium of approximately $7.0 million in connection with the repayment of the mortgage loan on Nassau Park Pavilion (Princeton, New Jersey);
•
Repaid the remaining $64.0 million balance in December 2025 on the cross-collateralized mortgage facility provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company Mortgage Facility in August 2024 (the “Mortgage Facility”) and
•
Paid special cash dividends of $1.50, $3.25, $1.00 and $1.00 per common share on July 15, 2025, August 29, 2025, November 14, 2025 and December 30, 2025, respectively.

Operational Accomplishments

Operating highlights for 2025 included:

•
Signed new leases and renewals for approximately 0.5 million square feet of GLA on a pro rata basis;
•
For the comparable leases executed and renewed, achieved blended lease spreads of 1.8% at the Company’s pro rata share;
•
Total portfolio average annualized base rent per occupied square foot on a pro rata basis increased to $22.61 at December 31, 2025, as compared to $19.64 at December 31, 2024, due to transactional activity and the remaining mix of properties and
•
Aggregate occupancy of the Company’s operating shopping center portfolio was 85.9% at December 31, 2025 on a pro rata basis compared to 90.6% at December 31, 2024. The year-over-year decrease primarily was related to the disposition of properties during the year, the remaining mix of properties and increased vacancy at the Maxwell (Chicago, Illinois).

The comparability of year-over-year operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities and the reduced size of the Company’s portfolio.

Retail Environment

The Company continued to enter into new leases and lease renewals in 2025 with a combination of national and local retailers. Although certain retailers announced bankruptcies and/or store closures in 2025, other retailers, specifically those in the value and convenience category, continued to expand their store fleets. As a result, the Company believes that its prospects to backfill spaces vacated by bankrupt or non-renewing tenants are generally good, however, in recent years, the Company has often elected not to pursue replacement tenants for vacant space as potential buyers have often expressed a preference for acquiring properties with lease-up opportunities. The Company currently has seven movie theaters in its portfolio. Opportunities to re-tenant any vacant theater spaces that may arise may be more limited and would likely require significant capital expenditures.

Company Fundamentals

The following table lists the Company’s tenants that exceed 1.5% of the Company’s aggregate annualized shopping center base rental revenue and the respective Company-owned shopping center GLA as of December 31, 2025, for the following (1) the wholly-owned properties and the Company’s proportionate share of unconsolidated joint venture properties combined, (2) the wholly-owned properties and (3) the unconsolidated joint ventures presented at 100%:

			At 100%
	At SITE Centers’ Share		Wholly-Owned Properties		Joint Venture Properties
Tenant	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA	% of Shopping Center Base Rental Revenues	% of Company- Owned Shopping Center GLA
The Kroger Co.(A)	9.7%	6.2%	15.9%	10.8%	0.0%	0.0%
Burlington Stores, Inc.	4.5%	3.5%	6.9%	5.4%	0.8%	1.1%
Fitness International, LLC(B)	4.2%	2.2%	6.8%	3.9%	0.0%	0.0%
Cinemark Holding, Inc.	3.6%	5.0%	5.9%	6.6%	0.0%	1.3%
AMC Entertainment Holdings, Inc.	2.9%	2.3%	0.0%	0.0%	9.1%	6.2%
Nordstrom, Inc.	2.0%	1.8%	3.3%	3.2%	0.0%	0.0%
Five Below, Inc.	2.0%	1.9%	2.6%	2.5%	1.5%	1.2%
RSG Group USA, Inc.	2.0%	1.5%	3.3%	2.6%	0.0%	0.0%
The Gap, Inc.(C)	1.8%	2.0%	0.5%	0.7%	3.4%	3.0%
DICK'S Sporting Goods, Inc.,(D)	1.7%	2.4%	0.0%	0.0%	5.4%	6.5%
Publix Super Markets, Inc.	1.6%	2.8%	2.2%	3.8%	0.8%	1.5%

(A)
Includes Harris Teeter and Mariano’s
(B)
Includes LA Fitness and Xsport Fitness
(C)
Includes Gap; Old Navy and Banana Republic
(D)
Includes Dick’s Sporting Goods, Going Going Gone and Golf Galaxy

The Company leased approximately 1.0 million square feet (0.5 million square feet at the Company’s share) of GLA in 2025 in its wholly-owned and joint venture portfolios, composed of 17 new leases and 64 renewals, for a total of 81 leases executed in 2025. At December 31, 2025, the Company had 65 leases expiring in 2026 (excluding ground leases) with an average base rent per square foot of $22.14 on a pro rata basis. For the comparable leases executed in 2025, at the Company’s interest, the Company generated cash leasing spreads of (17.6)% for three new leases and 2.5% for 64 renewals, or 1.8% on a blended basis. Cash leasing spreads are a key metric in real estate, representing the percentage increase of the tenant’s annual base rent in the first year of the newly executed or renewal lease, over the annual base rent applicable to the final year of the previous lease term, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity and exclude properties in redevelopment. The Company’s cash leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates.

For new leases executed during 2025, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $6.26 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.85 per rentable square foot in 2024. The Company generally does not expend a significant amount of capital on lease renewals.

Summary—2025 Financial Results

The following provides an overview of the Company’s key financial metrics (see “Non-GAAP Financial Measures” described later in this section) (in thousands except per share amounts):

	For the Year Ended
	December 31,
	2025	2024
Net income attributable to common shareholders	$177,861	$516,031
FFO attributable to common shareholders	$19,429	$79,443
Operating FFO attributable to common shareholders	$25,151	$166,724
Earnings per share – Diluted	$3.36	$9.77

For the year ended December 31, 2025, the decrease in net income attributable to common shareholders, as compared to the prior year, was primarily the result of lower gain on disposition of real estate recognized in 2025, the net impact of property sales, lower interest income and an increase in impairment charges, partially offset by no preferred dividend expense and lower general and administrative costs, debt extinguishment costs and interest expense. The decrease in Funds from Operations (“FFO”) attributable to common shareholders was primarily the result of the impact of net property dispositions and lower interest income, partially offset by no preferred dividend expense and lower general and administrative costs, interest expense and debt extinguishment costs. The decrease in Operating FFO attributable to common shareholders generally was due to the impact of net property dispositions and lower interest income, partially offset by lower general and administrative costs and interest expense.

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

Real Estate and Long-Lived Assets

Impairment Assessment and Measurement of Fair Value

An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates, future market rental rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur.

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

Impairment indicators related to significant decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. For certain assets, this may require us to reevaluate the hold period required to recover the asset’s carrying value based on updated undiscounted cash flow estimates and involves reconsideration of our hold period based of our ability and intent to hold the asset. The determination of anticipated undiscounted cash flows in these situations is inherently more subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans and intended holding periods.

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

The valuation of real estate assets for impairment is determined using widely accepted valuation techniques including the indicative bid, the income capitalization approach or the discounted cash flow analysis. In general, the Company utilizes a valuation technique that is based on the characteristics of the specific asset when measuring fair value of an investment. However, a single valuation technique is generally used for the Company’s property type. Fair value measurements based upon an indicative bid are developed by third-party sources (including offers and comparable sales values) and are subject to the Company’s corroboration for reasonableness. The significant assumptions used in the discounted cash flow technique are discount rates and terminal capitalization rates. The significant assumption used in the income capitalization approach is market capitalization rates. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

RESULTS OF OPERATIONS

The spin-off of Curbline Properties in October 2024 represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected in the financial results as discontinued operations for the year ended December 31, 2024. For the comparison of the Company’s 2025 performance to 2024 presented below, consolidated shopping center properties owned as of January 1, 2024 are referred to herein as the “Comparable Portfolio Properties.” The discussion of the Company’s 2024 performance compared to 2023 performance is set forth in “Results of Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Revenues from Operations (in thousands)

	2025	2024	$ Change
Rental income(A)	$103,590	$269,286	$(165,696)
Fee and other income(B)	20,059	8,181	11,878
Total revenues	$123,649	$277,467	$(153,818)
(A)
The following table summarizes the key components of rental income (in thousands):

Contractual Lease Payments	2025	2024	$ Change
Base and percentage rental income(1)	$75,062	$193,561	$(118,499)
Recoveries from tenants(2)	26,683	70,360	(43,677)
Uncollectible revenue(3)	475	702	(227)
Lease termination fees, ancillary and other rental income	1,370	4,663	(3,293)
Total contractual lease payments	$103,590	$269,286	$(165,696)
(1)
The changes in base and percentage rental income were due to the following (in millions):

Increase (Decrease)
Acquisition of shopping centers	$0.8
Comparable Portfolio Properties	(0.6)
Disposition of shopping centers	(116.3)
Straight-line rents	(2.4)
Total	$(118.5)

The decrease in Comparable Portfolio Properties is due to lower occupancy, partially offset by an increase in annualized base rent per occupied square foot.

At December 31, 2025 and 2024, the Company owned eight and 22 wholly-owned properties as of each balance sheet date that had an aggregate occupancy rate of 83.7% and 90.6% and an average annualized base rent per occupied square foot of $25.99 and $19.81, respectively. The decrease in occupancy rate and increase in average annualized base rent per occupied square foot was due to a combination of transactional activity and the mix of properties sold and overall decreases in occupancy.

(2)
Recoveries from tenants were approximately 65.8% and 80.4% of operating expenses and real estate taxes for the years ended December 31, 2025 and 2024, respectively. The decrease in the recovery percentage was due to a combination of transactional activity, the mix of properties sold, overall decreases in occupancy rate and the weighting of the remaining properties that have certain tenant recovery exclusions.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.
(B)
For the year ended December 31, 2025, Fee and Other Income included $8.4 million of other property revenues in conjunction with the resolution of the condemnation proceedings with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe. Otherwise, Fee and Other Income was primarily earned from the Company’s unconsolidated joint ventures and Curbline Properties. The components of Fee and Other Income are presented in Note 1, “Summary of Significant Accounting Policies—Fee and Other Income,” to the Company’s consolidated financial statements included herein. Decreases in the number of assets under management will impact the amount of revenue recorded in future periods. The Company or its joint venture partner may also elect to terminate the DTP joint venture in connection with the Company’s strategy to monetize the value of its investment. See “— Sources and Uses of Capital” included elsewhere herein.

Expenses from Operations (in thousands)

	2025	2024	$ Change
Operating and maintenance(A)	$24,644	$47,247	$(22,603)
Real estate taxes(A)	15,909	40,292	(24,383)
Impairment charges(B)	114,070	66,600	47,470
General and administrative(C)	39,843	55,205	(15,362)
Depreciation and amortization(A)	44,809	101,344	(56,535)
	$239,275	$310,688	$(71,413)
(A)
The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Acquisition of shopping centers	$0.5	$0.1	$0.3
Comparable Portfolio Properties	0.3	0.6	(3.3)
Disposition of shopping centers	(23.4)	(25.1)	(53.5)
	$(22.6)	$(24.4)	$(56.5)

The decrease in depreciation for the Comparable Portfolio Properties was primarily due to the impact of certain tenant improvements and intangibles having been fully depreciated in 2024.

(B)
There were $114.1 million and $66.6 million of impairment charges recorded for the years ended December 31, 2025 and 2024, respectively, triggered by changes in hold period assumptions. Impairment charges are presented in Note 10, “Impairment Charges,” to the Company’s consolidated financial statements included herein.
(C)
The decrease in general and administrative expenses was primarily due to the transition of employment of several former employees to Curbline Properties and its affiliates on October 1, 2024. The Company continues to expense certain internal leasing salaries, legal salaries and related expenses associated with leasing and re-leasing of existing space.

Other Income and Expenses (in thousands)

	2025	2024	$ Change
Interest expense(A)	$(15,310)	$(59,463)	$44,153
Interest income(B)	3,772	31,620	(27,848)
Debt extinguishment costs(C)	(10,315)	(42,822)	32,507
Gain on debt retirement(D)	—	1,037	(1,037)
Loss on equity derivative instruments(E)	—	(4,412)	4,412
Transaction costs and other expense(F)	(3,877)	(2,184)	(1,693)
	$(25,730)	$(76,224)	$50,494
(A)
The weighted-average debt outstanding and related weighted-average interest rate are as follows:

	For the Year Ended December 31,
	2025	2024
Weighted-average debt outstanding (in billions)	$0.2	$1.0
Weighted-average interest rate	5.4%	5.3%

As of December 31, 2025 the Company had no outstanding indebtedness. As of December 31, 2024, the Company’s consolidated indebtedness consisted of the Mortgage Facility and a mortgage loan encumbering Nassau Park Pavilion with an aggregate outstanding balance of $306.8 million, a weighted-average interest rate (based on contractual rates excluding amortization of debt issuance costs) of 6.9% and a weighted-average maturity (prior to exercise of applicable extension options) of 2.4 years. Interest costs capitalized in conjunction with redevelopment projects were $0.1 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

(B)
Related to excess cash as a result of sale proceeds maintained in money market accounts.

(C)
In 2025, consisted of write-offs of loan costs and payments of debt extinguishment costs due to the release of sold properties from the Mortgage Facility ($3.3 million) and the mortgage loan encumbering Nassau Park Pavilion as well as a make whole premium payment ($7.0 million). In 2024, primarily related to the write-offs of loan costs and commitment fees and payment of debt extinguishment costs due to the termination of a mortgage financing commitment ($21.2 million), a revolving credit facility ($3.9 million), redemption of certain senior unsecured notes ($6.7 million), pay-off of a term loan ($0.9 million) and the release of properties from the Mortgage Facility ($10.1 million).
(D)
Related to the prior year repurchase of senior unsecured notes due in 2025, 2026 and 2027 for total cash consideration, including expenses, of $87.1 million and fair value discount write-off.
(E)
In 2024, derivative mark-to-market impact related to the partial hedge on the potential interest rate impact to yield maintenance premiums on outstanding senior unsecured notes. The hedge was terminated in conjunction with the redemption of certain senior unsecured notes and the Company received a cash payment of $1.3 million in 2024.
(F)
Primarily consists of transaction costs for abandoned deals and the adjustment to reflect the fair value of services provided to Curbline Properties relative to the fees and fair value of services received from Curbline under the Shared Services Agreement. The increase is due to the Shared Services Agreement being in place for a full year in 2025.

Other Items (in thousands)

	2025	2024	$ Change
Equity in net (loss) income of joint ventures(A)	$(781)	$82	$(863)
Gain on sale and change in control of interests, net(B)	—	2,669	(2,669)
Gain on disposition of real estate, net(C)	319,772	633,219	(313,447)
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	226	(761)	987
Income from discontinued operations(D)	—	6,060	(6,060)
(A)
At December 31, 2025 and 2024, the Company had an economic investment in two unconsolidated joint ventures which owned 11 shopping center properties. The termination of joint ventures and joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 2, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2024, the Company acquired its partner’s 80% interest in one asset previously owned by DDRM Properties Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $35.4 million and stepped up its 20% interest due to change in control.
(C)
The Company sold 14 and 40 wholly-owned shopping centers (excluding certain convenience parcels that were retained and later included in the spin-off of Curbline Properties on October 1, 2024) in 2025 and 2024, respectively. In addition, one land parcel was also sold in 2024. See “— Sources and Uses of Capital” included elsewhere herein.
(D)
2024 results are through the spin-off date and include $30.7 million in transactions costs related to the spin-off of Curbline Properties.

Net Income (in thousands)

	2025	2024	$ Change
Net income attributable to SITE Centers	$177,861	$531,824	$(353,963)

The decrease in net income in 2025 attributable to SITE Centers, as compared to the prior-year period, was primarily attributable to the lower gain on disposition of real estate recognized in 2025, the net impact of property sales, lower interest income and an increase in impairment charges, partially offset by no preferred dividend expense and lower general and administrative costs, debt extinguishment costs and interest expense.

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

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains/losses that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include write-off of preferred share original issuance costs, condemnation revenue, gains/losses on the early extinguishment of debt, certain transaction fee income, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

Reconciliation Presentation

FFO and Operating FFO attributable to common shareholders were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change
FFO attributable to common shareholders	$19,429	$79,443	$(60,014)
Operating FFO attributable to common shareholders	25,151	166,724	(141,573)

The decrease in FFO attributable to common shareholders for the year ended December 31, 2025, as compared to the prior-year period, was primarily attributable to the impact of net property dispositions and lower interest income, partially offset by no preferred dividend expense and lower general and administrative costs, interest expense and debt extinguishment costs. The decrease in Operating FFO attributable to common shareholders generally was due to the impact of net property dispositions and lower interest income, partially offset by lower general and administrative costs and interest expense.

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

	For the Year Ended December 31,
	2025	2024
Net income attributable to common shareholders	$177,861	$516,031
Depreciation and amortization of real estate investments	40,622	97,186
Equity in net loss (income) of joint ventures	781	(82)
Joint ventures’ FFO(A)	5,867	6,040
Discontinued operations’ depreciation and amortization of real estate investments	—	29,556
Impairment of real estate	114,070	66,600
Gain on sale and change in control of interests	—	(2,669)
Gain on disposition of real estate, net	(319,772)	(633,219)
FFO attributable to common shareholders	19,429	79,443
Separation and other charges	2,922	1,709
Discontinued operations’ transaction and debt extinguishment costs	—	30,851
Transaction, debt extinguishment and other (at SITE’s share)	11,179	44,154
Write-off of preferred share original issuance costs	—	6,155
Derivative mark-to-market	—	4,412
Condemnation revenue	(8,379)	—
Non-operating items, net	5,722	87,281
Operating FFO attributable to common shareholders	$25,151	$166,724

(A)
At both December 31, 2025 and 2024, the Company had an economic investment in unconsolidated joint ventures which owned 11 shopping center properties. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Net (loss) income attributable to unconsolidated joint ventures	$(1,956)	$5,611
Depreciation and amortization of real estate investments	25,506	26,948
Gain on disposition of real estate, net	(369)	(10,354)
FFO	$23,181	$22,205
FFO at SITE Centers’ ownership interests	$5,867	$6,040
Operating FFO at SITE Centers’ ownership interests	$5,867	$6,229

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, redevelopment activities and capital expenditures. The Company’s primary capital sources include cash on hand, cash flow from operations and proceeds from ongoing asset sales. The Company does not maintain a revolving credit facility and therefore plans to closely monitor and conservatively manage its liquidity and cash position as it pursues the sale of its remaining properties and returns capital to shareholders. The Company expects to maintain sufficient cash reserves with proceeds from asset sales in order to satisfy and discharge expenses projected to be incurred, and any unknown or contingency claims or obligations which might arise, during the subsequent wind-up of its operations. The Company also expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy/sell provision.

At December 31, 2025, the Company had an unrestricted cash balance of $119.0 million. As of December 31, 2025, the Company anticipates that it has approximately $21.3 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement.

The Company had no consolidated indebtedness outstanding at December 31, 2025, as compared to $306.8 million at December 31, 2024. In addition, as of December 31, 2025, the Company’s unconsolidated joint ventures had $440.7 million of indebtedness ($106.0 million at SITE’s share).

The Company believes it has sufficient liquidity to operate its business at this time.

2025 Financing Activities

In August 2024, the Company and certain of its subsidiaries closed and funded the $530.0 million Mortgage Facility provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company. The Company used proceeds from the closing together with cash on hand from asset sales to repay all of its outstanding senior unsecured indebtedness and to capitalize Curbline. The Mortgage Facility was originally secured by 23 properties, many of which were sold during 2025, and required mortgage paydowns which were made with proceeds from the sales. In December 2025, the Company fully repaid all remaining amounts outstanding under the Mortgage Facility. While the Mortgage Facility was outstanding during 2025, the Company was in compliance with all covenants set forth in the loan agreement.

In addition, the loan secured by Nassau Park Pavilion was repaid in full when the property was sold in November 2025.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – As of December 31, 2025

The outstanding indebtedness of the Company’s unconsolidated joint ventures at December 31, 2025, which would have matured in the subsequent 14-month period (i.e., through February 28, 2027), was $60.1 million or $29.9 million at the Company’s share. In January 2026, the Company sold its interest in the RVIP IIIB joint venture to its partner and no longer maintains any direct or indirect obligations with respect to this unconsolidated indebtedness.

No assurance can be provided that outstanding indebtedness of the Company’s remaining joint venture will be refinanced or repaid as currently anticipated. Any future deterioration in property-level revenues may cause the joint venture to be unable to refinance maturing obligations or satisfy applicable covenants, financial tests or debt service requirements or loan maturity extension conditions in the future, thereby allowing the mortgage lender to assume control of property cash flows, limit distributions of cash to joint venture members, declare a default, increase the interest rate or accelerate the loan’s maturity. In addition, rising interest rates or challenged transaction markets may adversely impact the ability of the Company’s remaining joint venture to sell assets at attractive prices in order to repay indebtedness.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Cash flow provided by operating activities	$19,613	$112,044
Cash flow provided by investing activities	705,395	1,843,903
Cash flow used for financing activities	(669,859)	(2,457,312)

Changes in cash flow for the year ended December 31, 2025, compared to the prior year are as follows:

Operating Activities: Cash provided by operating activities decreased by $92.4 million primarily due to lower operating income as a result of disposition activity and a decrease in interest income, partially offset by lower transaction costs related to the spin-off of Curbline Properties and lower general and administrative and interest expense.

Investing Activities: Cash from investing activities decreased by $1,138.5 million primarily due to the following:

•
Decrease in real estate assets acquired, developed and improved of $270.7 million;
•
Decrease in proceeds from disposition of real estate and joint ventures of $1,408.6 million and
•
Decrease in distributions and repayment of advances from unconsolidated joint venture of $1.6 million.

Financing Activities: Cash used for financing activities decreased by $1,787.5 million primarily due to the following:

•
Decreases in repayment of the Company’s term loan, the Mortgage Facility and mortgage debt of $242.1 million;
•
Decrease in payments of debt issuance costs and Curbline loan costs of $16.9 million;
•
Increase in dividends paid in 2025 of $227.7 million due to special dividends;
•
Decrease in proceeds from the Mortgage Facility of $530.0 million;
•
Decrease in the repayment of certain of the Company’s senior unsecured notes of $1,305.9 million;
•
Redemption of Class A Preferred Shares in 2024 of $175.0 million and
•
Contribution of unrestricted cash to Curbline in 2024 of $800.0 million.

Dividend Distribution

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared special cash dividends of $355.7 million ($6.75 per share) in 2025, as compared to $64.4 million of cash dividends declared in 2024 (in addition to the value of the distribution of Curbline Properties common stock). Because actual distributions were greater than 100% of taxable income, the Company does not expect to incur federal income taxes in 2025.

The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors. The Company does not currently expect to make regular quarterly dividend payments in the future. The Company expects that the frequency and timing of future dividends will be influenced by operations and sales of its remaining assets, though the Company plans to closely monitor and conservatively manage its cash position in order to maintain sufficient cash reserves to satisfy and discharge expenses projected to be incurred, and any unknown or contingency claims or obligations which might arise, during the subsequent wind-up of its operations. The Company also expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy/sell provision.

The Company currently operates in a manner that allows it to qualify as a REIT and generally not be subject to U.S. federal income tax. U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company may elect to surrender its REIT status in connection with the sale of its remaining assets and the anticipated wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of December 31, 2025, the Company had repurchased an aggregate of 0.5 million of its common shares under this program at an aggregate cost of $26.6 million, or $53.76 per share.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity in order to fund its operating expenses, capital expenditures and expenses and liabilities to be incurred during the wind-up of its operations. The Company’s primary capital sources include cash on hand, cash flow from operations and proceeds from sales of its remaining wholly-owned properties and monetization of its investment in the DTP joint venture. The Company does not maintain a revolving credit facility and therefore plans to closely monitor and conservatively manage its cash position and expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy/sell provision.

Future Sales of Wholly-Owned Properties

The Company intends to pursue the marketing and sale of its remaining wholly-owned properties. The timing of asset sales may be impacted by general economic conditions, local conditions in the markets in which our remaining properties are situated and other property-specific considerations. As of February 26, 2026, the Company had entered into agreements to sell two properties for which the buyers’ general due diligence periods had expired. These transactions are expected to close in the first quarter of 2026. In each case, closing remains subject to customary conditions, including, but not limited to, delivery of estoppel letters from tenants, the accuracy of the Company’s representations in all material respects and the absence of material casualty or condemnation events. The majority of the Company’s other wholly-owned retail properties are in various stages of contract negotiation or in the process of being marketed for sale.

DTP Joint Venture

Since 2018, the Company and certain Chinese institutional investors (collectively, the “Co-Investor” and, together with the Company, the “Limited Partners”) have owned 20% and 80% limited partnership interests, respectively, in Dividend Trust Portfolio JV LP (the “DTP Joint Venture” or the “joint venture”). The joint venture owns all of the outstanding common shares of Dividend Trust REIT Subsidiary, a Maryland REIT (the “REIT Subsidiary”), which as of December 31, 2025, owned ten shopping centers located in the United States, aggregating approximately 3.4 million square feet of GLA. The Company serves as the general partner of the joint venture and is responsible for its day-to-day management subject to the requirement to obtain the Co-Investor’s approval for certain major decisions, including but not limited to property acquisitions and dispositions, new financings, debt repayments, annual budgets, entering into or amending major leases, distributions and calls for additional capital contributions. The joint venture agreement provides the Co-Investor with the ability to remove the Company as general partner and certain indemnification rights in the event the Company breaches certain of its obligations under the joint venture agreement, including the obligation to maintain the qualification of the REIT Subsidiary.

The term of the joint venture expires on April 10, 2029, subject to automatic extension in the event the joint venture’s mortgage loan has not been repaid in full prior to that date, or voluntarily extension by the mutual agreement of both Limited Partners. Available cash from operations is generally distributed to the Limited Partners quarterly based on their limited partner interests, subject to a preferred return to the general partner in the event the Co-Investor has achieved a certain after-tax rate of return. Fees payable by the joint venture to the general partner consist of a corporate services fee and a property management fee aggregating $4.5 million per year, subject to ratable reduction in the event of any property sales (based on the percentage of joint venture net operating income derived from the sold properties). Subject to limited exceptions, no partner may sell or transfer its interest in the joint venture without the consent of the other partners.

Either Limited Partner may cause the sale of the REIT Subsidiary (but not of any individual joint venture properties) subject to first providing the other Limited Partner the right to purchase the REIT Subsidiary at a price proposed by the initiating Limited Partner. In the event the non-initiating Limited Partner does not elect to purchase the REIT Subsidiary at the proposed price, the initiating Limited Partner may engage a broker to market and sell the REIT Subsidiary within 180 days at a cash price of not less than 97% of the price originally proposed by the initiating Limited Partner. Either Limited Partner may also initiate a buy-sell mechanism pursuant to which it provides the non-initiating Limited Partner the option to purchase the initiating Limited Partner’s interest in the joint venture or sell the non-initiating Limited Partner’s interest based on a value for the joint venture set by the initiating Limited Partner.

As of December 31, 2025, the joint venture’s properties were encumbered by a mortgage loan in the aggregate principal amount of approximately $380.6 million which matures on January 11, 2029. The fixed blended interest rate applicable to the loan’s individual tranches is 6.38% per annum, subject to an increase of 5.0% per annum following the occurrence of any default. The loan is structured as an interest-only loan throughout its duration. The principal amount of the loan may be prepaid in whole or in part at any time subject to the joint venture’s payment of a spread maintenance premium equal to the greater of 1% of the amount prepaid and the present value of the monthly interest payments that would have been payable on the prepaid amount through July 2028 assuming an interest rate per annum equal to the difference between the loan’s contractual interest rate and the then applicable yield maintenance treasury rate. So long as no default then exists and subject to other customary release provisions (including delivery of “REMIC” tax and legal opinions and satisfaction of certain rating agency and debt yield requirements), the joint venture may cause the lender to release individual properties from the loan’s collateral pool by prepaying 125% of the initial loan amount allocated to the released properties plus the applicable spread maintenance premium. All rents received from joint venture properties are deposited into a cash management account to which the joint venture has full access absent certain trigger events (including defaults, failure to satisfy certain debt yield requirements and key tenant bankruptcy events).

2025 Transactions Activity

Acquisitions

During 2025, the Company acquired one land parcel from Curbline in Chapel Hill, North Carolina for a gross purchase price of $1.8 million in order to facilitate the future disposition of Meadowmont Market located adjacent thereto.

Dispositions

During 2025, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
June 2025	The Promenade at Brentwood	Brentwood, MO	338	$71,600
June 2025	Chapel Hills West	Colorado Springs, CO	225	23,650
July 2025	Sandy Plain Village	Roswell, GA	174	25,000
August 2025	Deer Valley Towne Center	Phoenix, AZ	152	33,725
August 2025	Winter Garden Village	Winter Garden, FL	629	165,000
September 2025	Edgewater Towne Center	Edgewater, NJ	76	53,500
November 2025	Parker Pavilions	Parker, CO	51	8,425
November 2025	Nassau Park Pavilion	Princeton, NJ	759	137,550
November 2025	Three property portfolio(A)	various	754	126,000
November 2025	Paradise Village Gateway	Phoenix, AZ	211	28,500
December 2025	Downtown Short Pump	Richmond, VA	126	31,500
December 2025	Perimeter Pointe	Atlanta, GA	360	48,000
			3,855	$752,450
(A)
Includes Southmont Plaza (Easton, PA), East Hanover Plaza (East Hanover, NJ) and Stow Community Center (Stow, OH).

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

Redevelopment Projects

At December 31, 2025, the Company had approximately $2.6 million in construction in progress in various active re-tenanting projects. At December 31, 2025, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $21.3 million.

CAPITALIZATION

At December 31, 2025, the Company’s capitalization consisted of $336.8 million of market equity (calculated as common shares outstanding multiplied by $6.42, the closing price of the Company’s common shares on the New York Stock Exchange (the “NYSE”) at December 31, 2025).

We expect that the NYSE would commence the de-listing of the Company’s common shares from the exchange if (i) the average closing price of the Company’s common shares were to fall below $1.00 per share over a 30-consecutive-day trading period, (ii) the Company’s average market capitalization were to fall below $15 million over a 30‑consecutive-day trading period or (iii) the Company were to lose or terminate its REIT qualification (unless the resulting entity qualifies for an original listing as a corporation). The NYSE also has certain discretionary authority to de-list the Company’s common shares on an involuntary basis. The Company expects to voluntarily de-list its common shares from the NYSE as future distributions cause its stock price to approach levels that would trigger involuntary de-listing. If the Company’s common shares are de-listed, shareholders may have difficulty trading their common shares on the secondary market. De-listing would also eliminate the requirement that the Company’s Board of Directors be composed of a majority of independent directors.

In connection with the spin-off of Curbline, the Company used proceeds from the Mortgage Facility together with proceeds from asset sales to repay all of the Company’s outstanding unsecured indebtedness and therefore no longer maintains a revolving line of credit or an investment grade rating. The Company may not be able to obtain financing on favorable terms, or at all, and therefore conservatively manages its cash balances and proceeds from asset sales in order to maintain the capital needed to fund its operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Other Guaranties

In conjunction with the redevelopment and re-tenanting of various shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.6 million for its properties (excluding Curbline redevelopment noted below) as of December 31, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows or asset sales. These contracts typically can be changed or terminated without penalty.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of December 31, 2025, such redevelopment projects were estimated to cost $21.3 million to complete.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.1 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2025, the Company had letters of credit outstanding of $5.0 million. The Company has not recorded any obligations associated with these letters of credit, the majority of which serve as collateral to secure the Company’s obligation to third-party insurers with respect to limited reinsurance provided by the Company’s captive insurance company.

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

The Company benefits from a diversified tenant base, where only four tenants’ annualized base rent equals or exceeds 3% of the Company’s annualized base rent plus the Company’s proportionate share of unconsolidated joint venture annualized base rent. Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically, these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

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

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements relating to future capital expenditures, financing sources, dispositions, the resolution of joint ventures, distributions to shareholders, and the Company’s wind-up strategy and costs and expenses relating thereto. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A. Risk Factors).

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•
The Company may fail to dispose of its remaining properties on favorable terms or at all, especially in areas experiencing deteriorating economic conditions. Real estate investments can be illiquid and buyers may experience increased costs of financing or difficulties obtaining financing;
•
The Company may have difficulty realizing value from its DTP joint venture on account of its limited control over the joint venture and contractual restrictions set forth in the joint venture agreement;
•
Changes in interest rates, a downturn in the economy or disruptions in the financial markets could adversely affect the market price of the Company’s common shares, the valuation of its portfolio, its ability to sell properties and the prices realized therefor, as well as its performance and cash flow;

•
The Company may be unable to accurately project costs and expenses relating to its disposition and wind-up strategy and may encounter exposure to unexpected claims, liabilities or costs in connection therewith;
•
The Company may encounter loss of key personnel or disruptions in its property management or accounting functions in connection with the decreasing size of its operations;
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
•
The Company may require greater time and financial resources to complete redevelopment projects (including construction obligations owing to Curbline Properties under the Shared Services Agreement) as a result of various factors, many of which are beyond the Company’s control, resulting in increased construction costs;
•
The Company does not maintain a revolving credit facility or investment grade rating and may encounter difficulties in obtaining financing on reasonable terms, or at all, to operate its business;
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
•
The Company may be unable to satisfy or comply with complex regulations related to its status as a REIT, including as a result of recent disposition activity and changes to the Company’s asset portfolio;
•
The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;
•
Any de-listing of the Company’s common shares from the NYSE could adversely impact shareholders’ ability to sell shares when desired and the price obtained therefor;
•
The Company’s decision to dispose of real estate assets could result in material impairment losses and adversely affect the Company’s financial results;
•
The outcome of pending or future litigation, including litigation with tenants or joint venture partners, may adversely affect the Company’s results of operations and financial condition;
•
Property damage, expenses related thereto and other business and economic consequences (including the potential loss of revenue) resulting from extreme weather conditions or natural disasters in locations where the Company owns properties may adversely affect the Company’s results of operations, its financial condition and its ability to dispose of impacted properties;
•
Sufficiency and timing of any insurance recovery payments related to damages and lost revenues from extreme weather conditions or natural disasters may adversely affect the Company’s results of operations and financial condition;
•
The Company may incur liability for injuries to persons, property or the environment occurring on or near its properties and such losses may be uninsured or exceed policy coverage;
•
The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises;
•
The Company could be subject to potential liabilities, increased costs, reputation harm and other adverse effects on the Company’s business due to stakeholders’, including regulators’, views regarding the Company’s environmental, social and governance initiatives and disclosures or lack thereof, and the impact of factors outside of the Company’s control on such initiatives and disclosures;

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
•
The Company may be negatively impacted by any change in the Company’s relationship with Curbline Properties and the Company may be unable to retain qualified leadership and adequately manage its business in the event the Shared Services Agreement is terminated;
•
Potential conflicts of interest with Curbline Properties and
•
The Company and its vendors could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, including those that leverage artificial intelligence, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines or penalties.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At December 31, 2025, the Company had no outstanding consolidated debt. At December 31, 2024, the Company’s debt, excluding unconsolidated joint venture debt and the impact of the reclassification from accumulated other comprehensive income to interest expense related to the terminated interest rate swap, is summarized as follows:

	December 31, 2024
	Amount (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Percentage of Total
Fixed-Rate Debt	$98.5	3.8	6.7%	32.7%
Variable-Rate Debt	$202.9	1.7	7.1%	67.3%

The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	December 31, 2025				December 31, 2024
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$369.3	$73.9	3.0	6.4%	$365.4	$73.1	4.0	6.4%
Variable-Rate Debt	$59.9	$29.8	0.9	5.0%	$61.0	$30.3	0.9	5.0%

An estimate of the effect of a 100 basis-point increase at December 31, 2025 and 2024, is summarized as follows (in millions):

	December 31, 2025			December 31, 2024
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company’s fixed-rate debt	$—	$—	$—	$98.5	$102.3	$99.1
Company’s proportionate share of joint venture fixed-rate debt	$73.9	$75.7	$73.7	$73.1	$73.5	$71.1

The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2025, the Company had no other material exposure to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein and is incorporated in this Item 9A by reference thereto.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Five Directors—Director Nominees for Election at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (the “2026 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10‑K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors,” “Executive Compensation Tables and Related Disclosure,” “Compensation Discussion and Analysis” and “Proposal Four: Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers—Compensation Committee Report” and “—Compensation Committee Interlocks and Insider Participation” contained in the 2026 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2026 Proxy Statement. The following table sets forth the number of securities issued and outstanding under the Company’s existing stock compensation plans, as of December 31, 2025, as well as the weighted-average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)		(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	290,053	(2)	$28.83	(3)	2,672,394	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	290,053		$28.83		2,672,394

(1)
Includes the Company’s 2012 Equity and Incentive Compensation Plan and 2019 Equity and Incentive Compensation Plan.
(2)
Includes 50,168 stock options outstanding and 239,885 restricted stock units that are expected to be settled in shares upon vesting.
(3)
Restricted stock units are not taken into account in the weighted-average exercise price as such awards have no exercise price.
(4)
All of these shares may be issued with respect to award vehicles other than just stock options or share appreciation rights or other rights to acquire shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Five Directors—Independent Directors” and “Corporate Governance and Other Matters—Related-Party Transactions” sections of the Company’s 2026 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Five: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s 2026 Proxy Statement.

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

b) Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated October 1, 2024, by and between SITE Centers Corp. and Curbline Properties Corp. and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
3.1	Fourth Amended and Restated Articles of Incorporation, as amended	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
3.2	Amended and Restated Code of Regulations	Quarterly Report on Form 10-Q (Filed with the SEC on November 2, 2018)
4.1	Specimen Certificate for Common Shares	Annual Report on Form 10-K (Filed with the SEC on February 28, 2012)
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on February 28, 2025)
10.1	Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019)
10.2	Adoption Agreement Elective Deferred Compensation Plan (May 9, 2019 Restatement)*	Quarterly Report on Form 10-Q (Filed with the SEC on August 5, 2019)
10.3	Amendment One to the SITE Centers Corp. Elective Deferred Compensation Plan, effective September 1, 2024*	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
10.4	2019 Equity and Incentive Compensation Plan*	Registration Statement filed on Form S-8 (Filed with the SEC on May 9, 2019)
10.5	2019 Equity and Incentive Compensation Plan (October 1, 2024 Amendment and Restatement)*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2025)
10.6	Form of 2019 Plan Restricted Share Units Award Memorandum (governing grants made in 2021, 2022, 2023 and 2024)*	Quarterly Report on Form 10-Q (Filed with the SEC October 30, 2020)
10.7	Form of 2019 Plan Performance-Based Restricted Share Units Award Memorandum (governing grants made in 2021, 2022, 2023 and 2024)*	Quarterly Report on Form 10-Q (Filed with the SEC on April 29, 2021)
10.8	Form of Director Restricted Share Units Award Agreement*	Annual Report on Form 10-K (Filed with the

SEC on February 28, 2025)
10.9	Notice of Adjustment of Outstanding SITE Centers Corp. Equity Awards (CURB Spin-off – SITC Employees), effective as of October 1, 2024	Annual Report on Form 10-K (Filed with the SEC on February 28, 2025)
10.10	Assigned Employment Agreement, dated as of September 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and David R. Lukes*	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
10.11	Assigned Employment Agreement, dated as of September 1, 2024, by and between SITE Centers Corp., Curbline Properties Corp., Curbline TRS LLC, and John Cattonar*	Quarterly Report on Form 10-Q (Filed with the SEC on October 30, 2024)
10.12	Employment Agreement, dated August 28, 2024, by and between SITE Centers Corp. and Gerald Morgan*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2025)
10.13	First Amendment to Employment Agreement dated as of December 4, 2025, by and between SITE Centers Corp. and Gerald Morgan*	Submitted electronically herewith
10.14	Employment Agreement, dated April 8, 2024, by and between SITE Centers Corp. and Aaron Kitlowski*	Annual Report on Form 10-K (Filed with the SEC on February 28, 2025)
10.15	First Amendment to Employment Agreement dated as of December 4, 2025 by and between SITE Centers Corp. and Aaron Kitlowski*	Submitted electronically herewith
10.16	Form of Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on November 13, 2017)
10.17	Shared Services Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
10.18	Tax Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
10.19	Employee Matters Agreement, dated as of October 1, 2024, by and among SITE Centers Corp., Curbline Properties Corp., and Curbline Properties LP	Current Report on Form 8-K (Filed with the SEC on October 2, 2024)
19.1	Policy on Insider Trading	Annual Report on Form 10-K (Filed with the SEC on February 28, 2025)
21.1	List of Subsidiaries	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Submitted electronically herewith
97.1	Clawback Policy Effective October 2, 2023	Annual Report on Form 10-K (Filed with the SEC on February 23, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.	Submitted electronically herewith

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SITE Centers Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SITE Centers Corp. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Certain Real Estate Assets

As described in Notes 1 and 10 to the consolidated financial statements, as of December 31, 2025, the Company’s carrying value of total real estate assets, net was $225.7 million. Management reviews individual real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its estimated fair value. The valuation techniques and significant unobservable inputs used by management to determine the estimated fair values for real estate assets are (i) the indicative bid, which uses offers and comparable sale values; (ii) the discounted cash flow, which uses the discount rate and the terminal capitalization rate; and (iii) the income capitalization approach, which uses the market capitalization rate. For the year ended December 31, 2025, the Company recorded impairment charges totaling $114.1 million, of which a significant portion related to certain real estate assets for which the estimated fair value was determined using either the discounted cash flow technique or the income capitalization approach (“certain real estate assets”).

The principal considerations for our determination that performing procedures relating to the impairment assessments of certain real estate assets is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of certain real estate assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant unobservable inputs related to (a) the discount rate and the terminal capitalization rate used in the discounted cash flow technique, and (b) the market capitalization rates used in the income capitalization approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of certain real estate assets, including controls over the development of the estimated fair values of certain real estate assets. These procedures also included, among others, (i) testing management’s process for developing the estimated fair values of certain real estate assets; (ii) evaluating the appropriateness of the income capitalization approach used by management; (iii) testing the completeness and accuracy of certain data used in the discounted cash flow technique and the income capitalization approach; and (iv) evaluating the reasonableness of the significant unobservable input used by management related to the market capitalization rates used in the income capitalization approach. Evaluating the reasonableness of the market capitalization rates involved considering external market and industry data and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow technique used by management and (ii) the reasonableness of the significant unobservable inputs used by management related to the discount rate and the terminal capitalization rate.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2026

We have served as the Company’s auditor since 1992.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2025	2024
Assets
Land	$47,182	$204,722
Buildings	338,527	964,845
Fixtures and tenant improvements	170,247	254,152
	555,956	1,423,719
Less: Accumulated depreciation	(332,774)	(654,389)
	223,182	769,330
Construction in progress and land	2,554	2,682
Total real estate assets, net	225,736	772,012
Investments in and advances to joint ventures, net	27,676	30,431
Cash and cash equivalents	119,034	54,595
Restricted cash	3,781	13,071
Accounts receivable	13,015	25,437
Amounts receivable from Curbline	902	1,771
Other assets, net	28,593	36,285
	$418,737	$933,602
Liabilities and Equity
Indebtedness	$—	$301,373
Amounts payable to Curbline	22,107	33,762
Accounts payable and other liabilities	61,865	81,723
Total liabilities	83,972	416,858
Commitments and contingencies (Note 7)
SITE Centers Equity
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,467,187 shares issued at both December 31, 2025 and December 31, 2024	5,247	5,247
Additional paid-in capital	3,981,084	3,981,597
Accumulated distributions in excess of net income	(3,651,338)	(3,473,458)
Deferred compensation obligation	—	8,041
Accumulated other comprehensive income	—	5,472
Less: Common shares in treasury at cost: 4,847 and 282,061 shares at December 31, 2025 and December 31, 2024, respectively	(228)	(10,155)
Total equity	334,765	516,744
	$418,737	$933,602

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenues from operations:
Rental income	$103,590	$269,286	$444,062
Fee and other income	20,059	8,181	8,553
	123,649	277,467	452,615
Rental operation expenses:
Operating and maintenance	24,644	47,247	67,473
Real estate taxes	15,909	40,292	65,501
Impairment charges	114,070	66,600	—
General and administrative	39,843	55,205	61,700
Depreciation and amortization	44,809	101,344	180,611
	239,275	310,688	375,285
Other income (expense):
Interest expense	(15,310)	(59,463)	(80,482)
Interest income	3,772	31,620	4,348
Debt extinguishment costs	(10,315)	(42,822)	(50)
Gain on debt retirement	—	1,037	—
(Loss) gain on equity derivative instruments	—	(4,412)	2,103
Transaction costs and other expense	(3,877)	(2,184)	(836)
	(25,730)	(76,224)	(74,917)
(Loss) income before earnings from discontinued operations, equity method investments and other items	(141,356)	(109,445)	2,413
Equity in net (loss) income of joint ventures	(781)	82	6,577
Gain on sale and change in control of interests, net	—	2,669	3,749
Gain on disposition of real estate, net	319,772	633,219	218,655
Income before tax benefit (expense)	177,635	526,525	231,394
Tax benefit (expense) of taxable REIT subsidiaries and state franchise and income taxes	226	(761)	(2,045)
Income from continuing operations	177,861	525,764	229,349
Income from discontinued operations	—	6,060	36,372
Net income	$177,861	$531,824	$265,721
Income attributable to non-controlling interests, net	—	—	(18)
Net income attributable to SITE Centers	$177,861	$531,824	$265,703
Write-off of preferred share original issuance costs	—	(6,155)	—
Preferred dividends	—	(9,638)	(11,156)
Net income attributable to common shareholders	$177,861	$516,031	$254,547

Per share data:
Basic:
Income from continuing operations	$3.36	$9.69	$4.16
Income from discontinued operations	—	0.12	0.69
Total	$3.36	$9.81	$4.85
Diluted:
Income from continuing operations	$3.36	$9.65	$4.16
Income from discontinued operations	—	0.12	0.69
Total	$3.36	$9.77	$4.85

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$177,861	$531,824	$265,721
Change in cash flow hedges, net of amount reclassed to earnings	(5,472)	(649)	(2,917)
Total other comprehensive loss	(5,472)	(649)	(2,917)
Comprehensive income	$172,389	$531,175	$262,804
Total comprehensive income attributable to non-controlling interests	—	—	(18)
Total comprehensive income attributable to SITE Centers	$172,389	$531,175	$262,786

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	SITE Centers Equity
		Common Shares
	Preferred Shares	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock at Cost	Non- Controlling Interests	Total
Balance, December 31, 2022	$175,000	53,593	$5,359	$5,990,294	$(4,046,370)	$5,025	$9,038	$(51,518)	$5,794	$2,092,622
Issuance of common shares related to stock plans	—	—	—	26	—	—	—	—	—	26
Repurchase of common shares	—	—	—	—	—	—	—	(26,611)	—	(26,611)
Stock-based compensation, net	—	—	—	(3,397)	—	142	—	5,779	—	2,524
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(18)	(18)
Repurchase of OP Units	—	—	—	4,059	—	—	—	—	(5,794)	(1,735)
Dividends declared- common shares	—	—	—	—	(142,913)	—	—	—	—	(142,913)
Dividends declared- preferred shares	—	—	—	—	(11,156)	—	—	—	—	(11,156)
Comprehensive income	—	—	—	—	265,703	—	(2,917)	—	18	262,804
Balance, December 31, 2023	175,000	53,593	5,359	5,990,982	(3,934,736)	5,167	6,121	(72,350)	—	2,175,543
Cancellation of treasury stock	—	(1,200)	(120)	(63,900)	—	—	—	64,020	—	—
Issuance of common shares related to stock plans	—	74	8	2,243	—	—	—	—	—	2,251
Stock-based compensation, net	—	—	—	(1,108)	—	2,874	—	(1,825)	—	(59)
Dividends declared- common shares	—	—	—	—	(54,753)	—	—	—	—	(54,753)
Dividends declared- preferred shares	—	—	—	—	(9,638)	—	—	—	—	(9,638)
Curbline spin-off	—	—	—	(1,952,749)	—	—	—	—	—	(1,952,749)
Redemption of preferred shares	(175,000)	—	—	6,129	(6,155)	—	—	—	—	(175,026)
Comprehensive income	—	—	—	—	531,824	—	(649)	—	—	531,175
Balance, December 31, 2024	—	52,467	5,247	3,981,597	(3,473,458)	8,041	5,472	(10,155)	—	516,744
Stock-based compensation, net	—	—	—	(513)	—	(45)	—	1,931	—	1,373
Termination of deferred compensation plan	—	—	—	—	—	(7,996)	—	7,996	—	—
Dividends declared- common shares	—	—	—	—	(355,741)	—	—	—	—	(355,741)
Comprehensive income	—	—	—	—	177,861	—	(5,472)	—	—	172,389
Balance, December 31, 2025	$—	52,467	$5,247	$3,981,084	$(3,651,338)	$—	$—	$(228)	$—	$334,765

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$177,861	$531,824	$265,721
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	44,809	130,901	212,460
Stock-based compensation	1,392	6,835	7,633
Amortization and write-off of debt issuance costs, commitment fees, and fair market value of debt adjustments	12,651	47,457	4,465
Gain on debt extinguishment	—	(1,037)	—
Loss (gain) on derivative instruments	—	4,412	(2,103)
Equity in net loss (income) of joint ventures	781	(82)	(6,577)
Operating cash distributions from joint ventures	77	—	264
Gain on sale and change in control of interests, net	—	(2,669)	(3,749)
Gain on disposition of real estate, net	(319,772)	(633,219)	(219,026)
Impairment charges	114,070	66,600	—
Loss on abandoned tenant lease costs	911	—	—
Assumption of building due to ground lease termination	—	(2,678)	—
Net change in accounts receivable	7,964	6,005	(7,467)
Net change in accounts payable and accrued expenses	(12,529)	(21,583)	(3,039)
Net change in other operating assets and liabilities	(8,602)	(20,722)	(10,049)
Total adjustments	(158,248)	(419,780)	(27,188)
Net cash flow provided by operating activities	19,613	112,044	238,533
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	(1,798)	(226,079)	(163,423)
Real estate developed and improvements to operating real estate	(12,347)	(58,793)	(109,381)
Proceeds from disposition of real estate	717,659	2,126,248	821,689
Proceeds from disposition of joint venture interests	—	—	3,405
Equity contributions to joint ventures	(17)	(1,003)	(145)
Distributions from unconsolidated joint ventures	1,898	2,800	10,817
Repayment of joint venture advances	—	730	318
Payment of swaption agreement fees	—	—	(3,381)
Net cash flow provided by investing activities	705,395	1,843,903	559,899
Cash flow from financing activities:
Redemption of Series A Preferred shares	—	(175,026)	—
Proceeds from mortgage debt	—	530,000	100,000
Payment of loan commitment fees	—	(7,712)	(13,485)
Payment of debt issuance costs	(6)	(11,899)	(1,665)
Payment of Curbline loan costs	—	(5,034)	—
Repayment of senior notes	—	(1,305,920)	(152,823)
Repayment of mortgage debt and term loan	(306,762)	(548,889)	(28,523)
Payment of debt extinguishment costs	(7,256)	(8,099)	—
Proceeds from terminations of derivatives	—	8,098	—
Repurchase of common shares	—	—	(26,611)
Repurchase of common shares in conjunction with equity award plans and dividend reinvestment plan	(94)	(4,767)	(5,218)
Repurchase of operating partnership units	—	—	(1,735)
Distributions to redeemable operating partnership units	—	—	(37)
Contribution of assets to Curbline	—	(800,000)	—
Dividends paid	(355,741)	(128,064)	(120,518)
Net cash flow used for financing activities	(669,859)	(2,457,312)	(250,615)

Net increase (decrease) in cash, cash equivalents and restricted cash	55,149	(501,365)	547,817
Cash, cash equivalents and restricted cash, beginning of year	67,666	569,031	21,214
Cash, cash equivalents and restricted cash, end of year	$122,815	$67,666	$569,031

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Nature of Business

SITE Centers Corp. and its related consolidated subsidiaries (collectively, the “Company” or “SITE Centers”) and unconsolidated joint ventures are primarily engaged in the business of owning, leasing, redeveloping and managing shopping centers. Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries. The Company’s tenant base includes a mixture of national and regional retail chains and local tenants. Consequently, the Company’s credit risk is primarily concentrated in the retail industry. At December 31, 2025, the Company owned 19 shopping centers (including 11 shopping centers owned through two unconsolidated joint ventures) totaling 5.0 million square feet of Gross Leasable Area (“GLA”) through all its properties (wholly-owned and joint venture).

On October 1, 2024, the Company completed the spin-off of 79 convenience retail properties consisting of approximately 2.7 million square feet of GLA into a separate, publicly-traded company named Curbline Properties Corp. (“Curbline” or “Curbline Properties”). In connection with the spin-off, on October 1, 2024, the Company, Curbline and Curbline Properties LP (the “Operating Partnership”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, the Company transferred its portfolio of convenience retail properties, $800.0 million of unrestricted cash and certain other assets, liabilities and obligations to Curbline and effectuated a pro rata special distribution of all of the outstanding shares of Curbline common stock to common shareholders of the Company as of September 23, 2024, the record date. On the spin-off date, holders of the Company’s common shares received two shares of common stock of Curbline for every one common share of the Company held on the record date. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties were considered as held for sale as of October 1, 2024 and are reflected as discontinued operations in the consolidated financial statements for all periods presented prior to October 1, 2024.

As of October 1, 2024, the Curbline portfolio consisted of 79 convenience properties, including properties that were carved out of existing shopping centers owned by SITE Centers. The Company’s process of allocating the land value to these properties was to conclude, on the acquisition date, the fair value per square foot of convenience land with the residual value allocated to the existing shopping center which was validated with market comparisons. The Company’s process of allocating the building value at these convenience properties, as compared to the shopping centers, was based on annualized base rent as of the date of acquisition or based on specific identification of costs for ground up developments as of the date placed in service. The Company’s process of allocating mortgage indebtedness and interest expense for these properties was based on the percentage of total assets at acquisition date or refinancing.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Contribution of net assets to Curbline Properties	$—	$1,152.7	$—
Assumption of buildings due to ground lease terminations	—	2.7	—
Dividends declared, but not paid	—	—	63.8
Accounts payable related to construction in progress	1.4	0.7	7.0
Accrued liabilities for sold properties	—	—	5.4
Repurchase of operating partnership units	—	—	4.1

Real Estate

Real estate assets, which include construction in progress and undeveloped land, are stated at cost less accumulated depreciation. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 31.5 years
Building improvements and fixtures	Useful lives, ranging from 2 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The Company periodically assesses the useful lives of its depreciable real estate assets and accounts for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized.

Construction in Progress and Land includes undeveloped land, as well as construction in progress related to shopping center developments and expansions. The Company capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $1.8 million, $3.0 million and $3.2 million in 2025, 2024 and 2023, respectively.

Acquisitions of Real Estate

In 2025, the Company acquired one land parcel from Curbline in Chapel Hills, North Carolina for an aggregate purchase price of $1.8 million in order to facilitate the future disposition of Meadowmont Market located adjacent thereto. In 2024, the Company acquired a land parcel and 16 shopping centers for an aggregate purchase price of $237.9 million in Arizona, California, Colorado, Florida, Georgia, Illinois, North Carolina, Ohio, Tennessee and Texas. All acquisitions during the year ended December 31, 2024, except two shopping centers and the land parcel, were included in the Curbline spin-off and are included in discontinued operations (Note 11).

Included in the Company’s consolidated statements of operations is $1.3 million in total revenues from the date of acquisition through December 31, 2024 for the two shopping centers and land parcel acquired during 2024.

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

Real Estate Impairment Assessment

An asset with impairment indicators is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If an asset’s carrying value is not recoverable, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates, future market rental rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. The Company reviews its individual real estate assets, including undeveloped land and construction in progress, and intangibles for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant, prolonged decreases in projected cash flows; however, other impairment indicators could occur.

If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. Undiscounted cash flows relating to assets considered for potential sale include estimated net operating income through potential sale dates and estimates of the assets’ current fair value based on the best available information, which may include a direct capitalization of such net operating income, letters of intent, broker opinions of value or purchase and sale agreements under negotiation.

Impairment indicators related to significant decreases in cash flows may be caused by declines in occupancy, projected losses on potential future sales, market factors, significant changes in projected development costs or completion dates and sustainability of development projects. For certain assets, this may require us to reevaluate the hold period required to recover the asset’s carrying value based on updated undiscounted cash flow estimates and involves reconsideration of our hold period based on our ability and intent to hold the asset. The determination of anticipated undiscounted cash flows in these situations is inherently more subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans and intended holding periods.

The valuation of real estate assets for impairment is determined using widely accepted valuation techniques including the indicative bid, the income capitalization approach or the discounted cash flow analysis. In general, the Company utilizes a valuation technique that is based on the characteristics of the specific asset when measuring fair value of an investment. However, a single valuation technique is generally used for the Company’s property type. Fair value measurements based upon an indicative bid are developed by third-party sources (including offers and comparable sales values) and are subject to the Company’s corroboration for reasonableness. The significant assumptions used in the discounted cash flow technique are discount rates and terminal capitalization rates. The significant assumption used in the income capitalization approach is market capitalization rates. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

The Company recorded aggregate impairment charges of $114.1 million and $66.6 million related to consolidated real estate investments, during the years ended December 31, 2025 and 2024, respectively (Note 10).

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

For the years ended December 31, 2025, 2024 and 2023, the Company received gross proceeds of $752.5 million, $2,245.1 million and $854.5 million, respectively, from the sale of 14 wholly-owned shopping centers, 40 wholly-owned shopping centers and one land parcel and 17 wholly-owned shopping centers, respectively, resulting in gain on dispositions of $319.8 million, $633.2 million and $218.7 million, respectively.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2025 and 2024.

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

Interest paid during the years ended December 31, 2025, 2024 and 2023 aggregated $15.2 million, $60.3 million and $76.3 million, respectively, of which $0.1 million, $0.6 million and $1.2 million, respectively, was capitalized.

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

Restricted Cash

For the year ended December 31, 2025, restricted cash represents amounts on deposit, primarily for rent escrows and capital improvement escrows as required pursuant to asset sale agreements. For the year ended December 31, 2024, restricted cash represented amounts on deposit, primarily for debt service payments, real estate taxes, capital improvements, rent escrows and operating reserves as required pursuant to the respective loan agreements or asset sale agreements. For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

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

Accounts receivable, excluding straight-line rents receivable, do not include estimated amounts not probable of being collected (including contract disputes) of $0.8 million at each of December 31, 2025 and 2024. Accounts receivable are generally expected to be collected within one year. At December 31, 2025 and 2024, straight-line rents receivable (including fixed common area maintenance, or “CAM”), net of a provision for uncollectible amounts of $0.4 million and $0.5 million, respectively, aggregated $3.5 million and $7.9 million, respectively.

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

Deferred Charges

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility were classified as an asset on the consolidated balance sheets until the facility was terminated as these costs were, at the outset, not associated with an outstanding borrowing. The aggregate costs are amortized over the terms of the related debt agreements. Such amortization was reflected in Interest Expense in the Company’s consolidated statements of operations.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity. Reissuance of the Company’s treasury shares at an amount below cost is recorded as a charge to paid-in capital due to the Company’s cumulative distributions being in excess of net income. As part of the reverse stock split in August 2024, 1.2 million treasury shares were cancelled having a cost basis of $64.0 million resulting in a corresponding decrease in additional paid in capital, outstanding shares and par value.

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
•
Ancillary and other property-related rental payments, primarily composed of leasing vacant space to temporary tenants and parking income, which are recognized in the period earned.

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

Revenues from Contracts with Customers

The Company’s revenues from contracts with customers generally relate to asset and property management fees, leasing commissions and development fees. These revenues are derived from the Company’s management agreements with Curbline and with unconsolidated joint ventures, and in the case of unconsolidated joint ventures, are recognized to the extent attributable to the unaffiliated ownership in the unconsolidated joint venture to which it relates. Termination rights under these contracts vary by contract but generally include termination for cause by either party, or due to sale of the property.

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

Property Leasing

For the years ended December 31, 2024 and 2023, the Company provided strategic advice and execution to third parties, including certain joint ventures, in connection with the leasing of retail space. Pursuant to the respective joint venture agreements, the Company may be compensated for services in the form of a commission. The commission was paid upon the occurrence of certain contractual events that may be contingent. For example, a portion of the commission may be paid upon execution of the lease by the tenant, with the remaining paid upon occurrence of another future contingent event (e.g., payment of first month’s rent or tenant move-in). The Company typically satisfied its performance obligation at a point in time when control is transferred, generally at the time of the first contractual event where there is a present right to payment. The Company looks to history, experience with a customer and deal-specific considerations to support its judgment that the second contingency will be met. Therefore, the Company typically accelerated the recognition of revenue associated with the second contingent event (if any) to the point in time when control of its service is transferred.

Fees from Curbline

On October 1, 2024, the Company, Curbline and the Operating Partnership entered into a Shared Services Agreement (the “Shared Services Agreement”) for certain business services to be provided by the Company to the Operating Partnership and by the Operating Partnership to the Company. The Operating Partnership will pay the Company a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments each month in arrears, no later than the tenth calendar day of each month based upon Curbline’s Gross Revenue for the prior month. There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on October 1, 2026). Additional information regarding the Shared Services Agreement is included in Note 12.

Fee and Other Income

Revenue from contracts with customers and other property-related income is recognized in the period earned as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Revenue from contracts:
Asset and property management fees from joint ventures	$4,900	$5,150	$5,692
Leasing commissions and development fees	—	167	429
Condemnation proceeds	8,419	—	—
Shared services fee from Curbline	4,884	723	—
Other	100	100	150
Total revenue from contracts with customers	18,303	6,140	6,271
Other property income	1,756	2,041	2,282
Total fee and other income	$20,059	$8,181	$8,553

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

Equity-Based Plans

Compensation cost relating to stock-based payment transactions classified as equity is recognized in the financial statements based upon the grant date fair value and forfeitures are recognized in the period in which they occur. Stock-based compensation cost recognized by the Company was $1.4 million, $6.3 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state and local tax jurisdictions, as well as certain jurisdictions outside the United States, in which it operates, where applicable. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense. For the three years ended December 31, 2025, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are generally the year 2022 and forward.

The Company adopted Accounting Standards Update (“ASU”) 2023-09, which enhanced income tax disclosure requirements in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, in 2025. The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

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

Segments

The Company adopted ASU 2023-07, which enhances segment disclosure requirements for entities required to report segment information in accordance with Financial Accounting Standards Board (“FASB”) ASC 280, Segment Reporting. The Company has a single operating segment. The Company’s shopping centers have common characteristics and are managed on a consolidated basis. The Company does not differentiate among properties on a geographical basis, or any other basis for purposes of allocating resources or capital. The Company’s Chief Operating Decision Maker (“CODM”) may review operational and financial data on an ad-hoc basis at a property level.

The Company’s CODM is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income as reported on the Company’s consolidated statements of operations. In addition, the CODM uses net operating income (“NOI”) as a supplemental measure to evaluate and assess the performance of the Company’s operating portfolio. NOI is defined as property revenues less property-related expenses and excludes depreciation and amortization expense, joint venture equity and fee income, interest income and expenses and corporate level transactions. The CODM uses net income and NOI to monitor budget versus actual results in assessing the performance of the Company’s properties to guide decisions regarding property sales and payment of dividends. The CODM reviews significant expenses associated with the Company’s single reportable operating segment which are presented in the Company’s consolidated statements of operations. The measure of segment assets is reported in the Company’s consolidated balance sheets as total consolidated assets.

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

2.
Investments in and Advances to Joint Ventures

The Company’s equity method joint ventures, which are included in Investments in and Advances to Joint Ventures in the Company’s consolidated balance sheets at December 31, 2025, are as follows:

Unconsolidated Real Estate Ventures	Partner	Effective Ownership Percentage	Operating Properties
Dividend Trust Portfolio JV LP	Chinese Institutional Investors	20.00%	10
RVIP IIIB, Deer Park, IL	Prudential	25.75%	1

Condensed combined financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	December 31,
	2025	2024
Condensed Combined Balance Sheets
Land	$159,567	$159,567
Buildings	497,973	494,062
Fixtures and tenant improvements	70,903	64,022
	728,443	717,651
Less: Accumulated depreciation	(190,020)	(169,726)
	538,423	547,925
Construction in progress and land	15	352
Real estate, net	538,438	548,277
Cash and restricted cash	28,254	25,750
Receivables, net	10,497	9,660
Other assets, net	8,837	12,519
	$586,026	$596,206

Mortgage debt	$429,196	$426,462
Notes and accrued interest payable to the Company	1,846	1,894
Other liabilities	31,577	32,533
	462,619	460,889
Accumulated equity	123,407	135,317
	$586,026	$596,206

Company’s share of accumulated equity	$23,306	$26,016
Basis differentials	2,524	2,521
Notes and accrued interest payable to the Company	1,846	1,894
Investments in and advances to joint ventures, net	$27,676	$30,431

	For the Year Ended December 31,
	2025	2024	2023
Condensed Combined Statements of Operations
Revenues from operations	$81,155	$81,967	$92,479
Expenses from operations:
Operating expenses	20,033	21,312	23,903
Depreciation and amortization	25,506	26,948	32,578
Interest expense	32,356	31,811	25,601
Other (income) expense, net	5,585	6,639	10,467
	83,480	86,710	92,549
Loss before gain on disposition of real estate	(2,325)	(4,743)	(70)
Gain on disposition of real estate, net	369	10,354	21,316
Net (loss) income attributable to unconsolidated joint ventures	$(1,956)	$5,611	$21,246
Company’s share of equity in net (loss) income of joint ventures	$(718)	$1,465	$4,581
Basis differential adjustments(A)	(63)	(1,383)	1,996
Equity in net (loss) income of joint ventures	$(781)	$82	$6,577

(A)
The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials, the recognition of deferred gains and differences in gain (loss) on sale of certain assets recognized due to the basis differentials.

Revenues earned by the Company related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Revenue from contracts:
Asset and property management fees	$4.9	$5.1	$5.7
Leasing commissions and development fees	—	0.2	0.4
	4.9	5.3	6.1
Other	0.3	0.2	0.7
	$5.2	$5.5	$6.8

The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint venture or to initiate a sale of the properties after a certain number of years or if either party is in default of the joint venture agreements. The Company is not obligated to purchase the interests of its outside joint venture partners under these provisions.

Disposition of Joint Venture Assets

No joint venture assets were sold during 2025. In addition to the transactions below, the Company’s joint ventures sold one and five shopping centers for an aggregate sales price of $36.5 million and $112.2 million, respectively, of which the Company’s share of the gain on sale was $0.3 million and $6.7 million for the years ended December 31, 2024 and 2023, respectively.

Disposition of Joint Venture Interests

In 2024, the Company acquired its joint venture partner’s 80% equity interest in one asset owned by the DDRM Joint Venture (Meadowmont Village, Chapel Hill, North Carolina) for $44.2 million (including the convenience shopping centers included in the Curbline Properties spin-off) and stepped up the previous 20% interest due to change in control. The transaction resulted in Gain on Change in Control of Interests of $2.7 million (Note 1). There are no remaining assets in this joint venture.

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

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$16,472	$(12,209)	$4,263
Above-market leases	510	(290)	220
Lease origination costs	2,091	(1,748)	343
Tenant relationships	11,339	(8,658)	2,681
Total intangible assets, net	30,412	(22,905)	7,507
Operating lease ROU assets(A)			14,700
Other assets:
Prepaid expenses			3,837
Other assets			737
Deposits			1,812
Total other assets, net			$28,593
	Liability	Accumulated Amortization	Net
Below-market leases(B)	$6,613	$(1,943)	$4,670
(A)
Operating lease ROU assets are discussed further in Note 4.
(B)
Includes $1.2 million related to a below-market lease option for the Company’s Beachwood headquarters included in the Separation and Distribution Agreement with Curbline Properties.

	December 31, 2024
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$53,964	$(45,641)	$8,323
Above-market leases	3,855	(3,492)	363
Lease origination costs	5,732	(4,884)	848
Tenant relationships	23,894	(20,487)	3,407
Total intangible assets, net	87,445	(74,504)	12,941
Operating lease ROU assets			15,818
Other assets:
Prepaid expenses			4,283
Other assets			1,192
Deposits			2,051
Total other assets, net			$36,285
	Liability	Accumulated Amortization	Net
Below-market leases	$16,034	$(6,728)	$9,306

Amortization expense related to the Company’s intangibles was as follows (in millions):

Year	Income	Expense
2025	$0.5	$2.6
2024	1.4	7.7
2023	11.7	14.6

Estimated net future amortization associated with the Company’s intangibles is as follows (in millions):

Year	Income	Expense
2026	$0.2	$1.5
2027	0.2	0.8
2028	0.2	0.7
2029	0.2	0.7
2030	0.2	0.6

4.
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

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheets as follows (in thousands):

		December 31,
	Classification	2025	2024
Operating Lease ROU Assets	Other Assets, Net	$14,700	$15,818
Operating Lease Liabilities	Accounts Payable and Other Liabilities	34,330	35,532

Operating lease expenses, including straight-line expense, included in Operating and Maintenance expense for the Company’s ground leases and General and Administrative expense for its office leases are as follows (in thousands):

	December 31,
Classification	2025	2024	2023
Operating and Maintenance	$1,943	$1,923	$2,209
General and Administrative(A)	2,947	2,290	2,303
Total lease costs	$4,890	$4,213	$4,512
(A)
Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2025	2024
Weighted-Average Remaining Lease Term	35.4 years	35.1 years
Weighted-Average Discount Rate	7.6%	7.5%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$3,754	$3,704

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2026	$3,758
2027	3,753
2028	3,821
2029	3,156
2030	2,233
Thereafter	96,319
Total lease payments	113,040
Less imputed interest	(78,710)
Total	$34,330

Lessor

Space in the Company’s shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 15 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The Shared Services Agreement includes Curbline’s right to use the Company’s office space in New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The sublease income received under the Shared Services Agreement (Note 12) is included in Rental Income on the Company’s consolidated statements of operations.

The disaggregation of the Company’s lease income, which is included in Rental Income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in ASC 842, for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rental income:
Fixed lease income(A)	$75,271	$193,890	$319,791
Variable lease income(B)	27,329	73,313	113,588
Above-market and below-market leases amortization, net	515	1,381	11,693
Adjustments for potentially uncollectible revenues and disputed amounts(C)	475	702	(1,010)
Total rental income	$103,590	$269,286	$444,062
(A)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.
(C)
The amounts represent adjustments associated with potentially uncollectible revenues associated with tenants on the cash basis of accounting and disputed amounts.

The scheduled future minimum rental income from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2026	$24,668
2027	20,834
2028	17,294
2029	14,535
2030	11,797
Thereafter	55,629
Total	$144,757

5.
Indebtedness

For the year ended December 31, 2025, the Company had no indebtedness. For the year ended December 31, 2024, the Company had mortgages outstanding with a fixed rate of 6.7% and a carrying value of $98.5 million (Nassau Park Pavilion) and a variable rate of 7.1% and a carrying value of $202.9 million (Mortgage Facility).

Nassau Park Pavilion Mortgage

During 2025, in conjunction with the sale of Nassau Park Pavilion, the fixed rate mortgage loan was paid off and the Company recorded Debt extinguishment costs (including a make-whole premium) of $8.0 million.

Mortgage Facility

On August 7, 2024, the Company closed and funded a $530.0 million mortgage loan (the “Mortgage Facility”) provided by affiliates of Atlas SP Partners, L.P. and Athene Annuity and Life Company, which was secured by 23 properties at closing. Throughout the term of the Mortgage Facility, the Company was in compliance with the financial covenants of the agreement.

As of December 31, 2025, the Mortgage Facility had been repaid in full. As of December 31, 2024, the outstanding principal balance of the Mortgage Facility was $206.9 million and 13 properties continued to serve as collateral for the Mortgage Facility. The Company recorded Debt extinguishment costs of $2.3 million and $10.1 million in the years ended December 31, 2025 and 2024, respectively, in conjunction with the repayment of the Mortgage Facility in December 2025 and the release of nine and 10 properties from the Mortgage Facility in connection with dispositions occurring during 2025 and 2024, respectively.

Total gross facility and administrative fees paid by the Company for its revolving credit facilities and term loans in 2024 and 2023 aggregated $1.3 million and $2.1 million, respectively.

Senior Notes

In August 2024, the Company used cash on hand and proceeds from the Mortgage Facility to repay all of its outstanding senior unsecured indebtedness, including redeeming its senior unsecured notes due in 2025, 2026 and 2027 (collectively, the “Senior

Notes”), and recorded Debt extinguishment costs of $6.7 million which included a make-whole amount of $4.1 million related to the redemption of its Senior Notes due in 2027. The make-whole premium was partially offset by $1.3 million of cash received upon the termination of the swaption which was recorded in (Loss) gain on derivative instruments (Note 6).

During 2024, the Company repurchased $88.3 million aggregate principal amount of its outstanding Senior Notes at a discount to par. In connection with these purchases, the Company recorded a net Gain on debt retirement of $1.0 million.

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

Revolving Credit Facility

In conjunction with the termination of its revolving credit facility in August of 2024, the Company recorded $3.9 million in Debt extinguishment costs in the year ended December 31, 2024.

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

The fair market value for mortgage indebtedness was estimated using a discounted cash flow technique that incorporated future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value. The Company’s mortgage debt outstanding at December 31, 2024 was classified as Level 3 in the fair value hierarchy. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. At December 31, 2024, the carrying amount and fair value of mortgage indebtedness were $301.4 million and $309.2 million, respectively.

Cash Flow Hedges of Interest Rate Risk

The Company may use swaps and caps as part of its interest rate risk management strategy. As of December 31, 2025, the Company has not entered into any swaps or caps. Prior swaps were designated as cash flow hedges involving the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Prior to the termination and repayment of amounts outstanding under the Term Loan Agreement (Note 5) on August 15, 2024, the Company had one effective swap with a notional amount of $200.0 million, expiring in June 2027, which converted the variable-rate SOFR component of the interest rate applicable to its term loan to a fixed rate of 2.75%. In August of 2024, in conjunction with the repayment of the Term Loan Agreement, the swap was terminated and re-designated to convert the variable-rate SOFR component of the interest rate applicable to $200.0 million of the loan outstanding under the new Mortgage Facility to a fixed rate of 2.75%. At the time of termination, the Company received a cash payment of $6.8 million and the fair value of the derivative remaining in Accumulated Other Comprehensive Income was $6.4 million. This amount was subsequently reclassified into interest expense in the period that the hedged forecasted transaction was probable of affecting earnings (Note 9). All components of the swap were included in the assessment of hedge effectiveness.

Derivative – Unsecured Notes

In 2023, the Company entered into swaption agreements with a notional amount aggregating $450.0 million to partially hedge the impact of changes in benchmark interest rates on potential yield maintenance premiums applicable to the redemption of its Senior

Notes due in 2027. The swaptions did not qualify for hedge accounting. As a result, these derivative instruments were recorded in the Company’s consolidated balance sheets at fair market value, with changes in value recorded through earnings as of each balance sheet date until exercise or expiration. In August 2024, the swaption agreements were terminated and the Company received a cash payment of $1.3 million. The Company reported a non-cash loss of $5.5 million and a non-cash gain of $2.1 million related to the valuation adjustments associated with these instruments for the years ended December 31, 2024 and 2023, respectively, which are recorded in (Loss) gain on derivative instruments on the Company’s consolidated statement of operations.

7.
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

Commitments and Guaranties

In conjunction with the redevelopment of various shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.6 million for its properties (excluding Curbline redevelopment obligations noted below) as of December 31, 2025. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows, or assets sales. These contracts typically can be changed or terminated without penalty.

In connection with the sale of two properties in 2024, the Company guaranteed additional construction costs to complete re-tenanting work at the properties and deferred maintenance, all of which were recorded as a liability. As of December 31, 2024, the Company had a liability of $7.2 million which was recorded in accounts payable and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2025, the Company had completed the project.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. At the time of the spin-off, such redevelopment projects were estimated to cost $33.7 million to complete. At December 31, 2025, the remaining estimated cost to complete the redevelopment projects was $21.3 million.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At December 31, 2025, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.1 million related to the maintenance of its properties and general and administrative expenses.

At December 31, 2025, the Company had letters of credit outstanding of $5.0 million. The Company has not recorded any obligation associated with these letters of credit, the majority of which serve as collateral to secure the Company’s obligation to third-party insurers with respect to limited reinsurance provided by the Company’s captive insurance company.

8.
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
•
2,000,000 Cumulative Voting Preferred Shares, without par value

Common Share Dividends

	For the Year Ended December 31,
	2025	2024	2023
Common share cash dividends declared per share	$6.75	$1.04	$2.72
Curbline Properties spin-off stock dividend per share	—	44.58	—

The Company’s aggregate cash dividends declared and paid in 2025 represent special cash distributions of $6.75 per common share attributable to significant disposition activity in 2025. The Company’s aggregate cash dividends declared and paid in 2024 represent $0.52 per common share for each of the first and second quarters prior to the completion of the spin-off of Curbline. The aggregate cash dividends declared and paid in 2023 of $2.72 per common share included a special cash dividend of $0.64 per common share attributable to significant dispositions activity consummated in 2023, which was paid on January 12, 2024.

On the spin-off date of October 1, 2024, holders of the Company’s common shares received two shares of common stock of Curbline for every one common share of the Company held on the record date of September 23, 2024. Each Curbline share was valued at $22.29, representing a total stock dividend of $44.58 per common share.

Common Shares in Treasury

The Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to purchase up to a maximum value of $100.0 million of its common shares. The Company did not repurchase any of its common shares during the years ended December 31, 2025 and 2024. As part of the reverse stock split in August 2024, 1.2 million treasury shares with a cost basis of $64.0 million were cancelled resulting in a corresponding decrease in additional paid in capital, outstanding shares and par value.

Non-Controlling Interests

In 2023, the Company redeemed all of its outstanding operating partnership units (“OP Units”) for cash at an aggregate cost of $1.7 million. The gain on the transaction was reflected as Additional Paid-in Capital in the Company’s consolidated statements of equity.

9.
Other Comprehensive Income

The changes in Accumulated Other Comprehensive Income by component are as follows (in thousands):

Gains and Losses on Cash Flow Hedges
Balance, December 31, 2022(A)	$9,038
Change in cash flow hedges	416
Amounts reclassified from accumulated other comprehensive income to interest expense(B)	(3,333)
Net current-period other comprehensive loss	(2,917)
Balance, December 31, 2023(A)	6,121
Change in cash flow hedges	3,315
Amounts reclassified from accumulated other comprehensive income to interest expense(B)	(3,964)
Net current-period other comprehensive loss	(649)
Balance, December 31, 2024(A)	5,472
Change in cash flow hedges	—
Amounts reclassified from accumulated other comprehensive income to interest expense(B)	(5,472)
Balance, December 31, 2025	$—
(A)
Includes derivative financial instruments entered into by the Company (Note 6) and an unconsolidated joint venture.
(B)
Classified in Interest Expense in the Company’s consolidated statements of operations.

10.
Impairment Charges

The Company recorded impairment charges based on the difference between the carrying value of certain properties and their estimated fair market values totaling $114.1 million and $66.6 million for the years ended December 31, 2025 and 2024, respectively. The 2025 impairment charges recorded were triggered by a change in the hold period assumptions. The 2024 impairment charges recorded were triggered by a change in the hold period assumptions and these properties were subsequently sold in 2024.

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
December 31, 2025
Long-lived assets held and used	$—	$—	$161.1	$161.1	$114.1
December 31, 2024
Long-lived assets held and used	$—	$—	$138.2	$138.2	$66.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value (in millions, except per square foot):

	Quantitative Information About Level 3 Fair Value Measurements
		Valuation
Description	Fair Value	Technique	Unobservable Inputs	Range
December 31, 2025
Impairment of consolidated assets	$61.8	Indicative Bid	Indicative Bid(A)	N/A
	32.4	Discounted Cash Flow	Discount Rate	14.9%
			Terminal Capitalization Rate	8.5%
	66.9	Income Capitalization Approach	Market Capitalization Rate(B)	8.5%—12.5%
December 31, 2024
Impairment of consolidated assets	22.2	Indicative Bid	Indicative Bid(A)	N/A
	116.0	Income Capitalization Approach	Market Capitalization Rate	7.0%—7.7%
			Cost per square foot	$44

(A) Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B) The weighted average rate is 9.8%.

11. Discontinued Operations

On October 1, 2024, the Company completed the spin-off of 79 convenience properties to Curbline, a separate publicly-traded company. The spin-off of the convenience properties represented a strategic shift in the Company’s business and, as such, the Curbline properties are reflected as discontinued operations for the years ended December 31, 2024 and 2023. The operating results related to the Curbline properties were as follows (in thousands):

	For the Year Ended December 31,
	2024(A)	2023
Revenue from operations:
Rental income	$85,386	$93,004
Other income	572	656
	85,958	93,660

Rental operation expenses:
Operating and maintenance	9,532	10,653
Real estate taxes	9,307	11,261
General and administrative	208	—
Depreciation and amortization	29,556	31,849
	48,603	53,763
Other income (expense):
Interest expense	(416)	(1,520)
Transaction costs and other expense	(30,879)	(2,376)
Gain on disposition of real estate	—	371
	(31,295)	(3,525)
Net income attributable to discontinued operations	$6,060	$36,372

(A) Through September 30, 2024.

The following table summarizes non-cash flow data related to discontinued operations (in millions):

	For the Year Ended December 31,
	2024	2023
Accounts payable related to construction in progress	$—	$1.5
Assumption of buildings due to ground lease terminations	2.7	—
Recognition of below market ground leases	13.7	—

For the years ended December 31, 2024 and 2023, capital expenditures included in discontinued operations were $234.7 million and $187.6 million, respectively.

12. Transactions with Curbline Properties

On October 1, 2024, the Company completed the spin-off of Curbline Properties. To govern certain ongoing relationships between the Company, the Operating Partnership and Curbline Properties after the distribution, and to provide for the allocation among the Company, the Operating Partnership and Curbline Properties of the Company's assets, liabilities and obligations attributable to periods both prior to and following the separation of Curbline Properties and the Operating Partnership from SITE Centers, the Company, Curbline Properties and the Operating Partnership entered into agreements pursuant to which each provides certain services and has certain rights following the spin-off date, and Curbline Properties, the Operating Partnership and SITE Centers indemnify each other against certain liabilities arising from their respective businesses. The Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement and other agreements governing ongoing relationships were negotiated between related parties and their terms, including fees and other amounts payable, may not be the same as if they had been negotiated at arm’s length with an unaffiliated third party.

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

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of December 31, 2025 and 2024, such redevelopment projects were estimated to cost $21.3 million and $32.9 million, respectively, to complete which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

Tax Matters Agreement

The Company entered into a tax matters agreement, or the Tax Matters Agreement, with Curbline Properties and the Operating Partnership that governs the respective rights, responsibilities and obligations of the Company, Curbline Properties and the Operating Partnership with respect to various tax matters. Pursuant to the Tax Matters Agreement, (i) the Company (a) represented that, commencing with its taxable year ending in December 31, 1993 through its taxable year ending on December 31, 2023, the Company was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and (b) covenanted to qualify as a REIT under the Code for its taxable year ending December 31, 2024 (unless the Company obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the U.S. Internal Revenue Service, or “IRS”, to the effect that the Company’ failure to maintain its REIT status will not cause Curbline Properties to fail to qualify as a REIT) and (ii) Curbline Properties covenanted to (a) be organized and operated so that it will qualify as a REIT for its initial taxable year ending December 31, 2024 and (b) elected to be taxed as a REIT commencing with its initial taxable year ending December 31, 2024.

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

The Shared Services Agreement also requires the Company to provide the Operating Partnership and its affiliates the services of its employees and the use or benefit of such other of the Company’s assets and resources as may be necessary or useful to establish and operate various business functions of the Operating Partnership and its affiliates in a manner as would be established and operated for a REIT similarly situated to Curbline Properties. The Operating Partnership has the authority to supervise the employees of the Company and its affiliates and direct and control the day-to-day activities of such employees while such employees are providing services to the Operating Partnership or its affiliates under the Shared Services Agreement. The agreement also provides Curbline Properties the right to use and occupy space at the Company’s offices located in Beachwood, Ohio, New York, New York and Boca Raton, Florida at no additional cost until October 1, 2027 and an option to lease a portion of the Company’s Beachwood headquarters which is exercisable on or prior to October 1, 2027 (in both cases subject to any earlier termination of the Shared Services Agreement on specific grounds set forth in the agreement). The fair value of the services provided to Curbline Properties, which was in excess of the fees received by and the fair value of the services received by the Company, is reflected as $3.0 million and $0.5 million of additional fee income within Fee and Other Income and $3.0 million and $0.5 million as expense within Transaction Costs and Other Expense, in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

The Operating Partnership pays the Company a fee in the aggregate amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement) during the term of the Shared Services Agreement to be paid in monthly installments in arrears no later than the tenth calendar day of each month based upon Curbline Properties’ Gross Revenue for the prior month. There is no separate fee paid by the Company in connection with the provision of services by the Operating Partnership or its affiliates under the Shared Services Agreement. Unless terminated earlier, the term of the Shared Services Agreement will expire on October 1, 2027. In the event of certain early terminations of the Shared Services Agreement, the Company will be obligated to pay a termination fee to the Operating Partnership equal to $2.5 million multiplied by the number of whole or partial fiscal quarters remaining in the Shared Services Agreement’s three-year term (or $12.0 million in the event the Company terminates the agreement for convenience on October 1, 2026).

Summary

For the years ended December 31, 2025 and 2024, the Company recorded in Fee and Other Income on the Company’s consolidated statements of operations $3.4 million and $0.6 million, respectively, which represents 2% of Curbline’s Gross Revenue and $3.0 million and $0.5 million, respectively, for the incremental fair value of services provided to Curbline offset by an embedded lease charge of $1.5 million and $0.4 million, respectively. Amounts payable to Curbline and amounts receivable from Curbline as of December 31, 2025 and 2024, under the agreements described above, aggregated $22.1 million and $33.8 million (including obligations to complete redevelopments) and $0.9 million and $1.8 million, respectively.

13.
Stock-Based Compensation Plans and Employee Benefits

Stock-Based Compensation

The Company’s equity-based award plans provide for grants to Company employees and directors of incentive and non-qualified options to purchase common shares, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the plans, 2.7 million common shares were available for grant of future awards as of December 31, 2025.

Restricted Share Units

The Board of Directors approved grants to officers of the Company of restricted common share units (“RSUs”) of 160,735 in 2024 and 258,222 in 2023. No grants were issued in 2025. These grants generally vest over a three- to five-year period. RSUs generally receive cash payments which are equivalent to the cash dividends paid on the Company’s common shares. These grants have a weighted-average fair value at the date of grant ranging from $13.26 to $17.20 per share, which was equal to the market value of the Company’s common shares at the date of grant, as adjusted.

Prior to the spin-off of Curbline, the Company issued common shares to its non-employee directors under the Company’s previous director compensation program. The grant value was equal to the market value of the Company’s common shares at the date of grant and the shares were fully vested upon grant. In October 2024, the Company issued 52,326 RSUs to non-employee directors under a new director compensation program that are subject to a three-year vesting requirement. These grants have a value at the date of grant $17.24 per share. As of December 31, 2025, total unrecognized compensation for these non-employee directors grants was $0.5 million, which is expected to be recognized over a period of 1.8 years.

Performance-Based Restricted Share Units

In connection with the spin-off of Curbline Properties, performance under each outstanding performance-based RSU (“PRSU”) award was determined as of the close of trading on September 30, 2024, and resulting time-based RSUs were awarded to holders based on the greater of actual performance to that date under the PRSU award and 150% of the target number of PRSUs.

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

Summary of Unvested Share Awards

The following table reflects the activity for the unvested awards pursuant to all employee restricted stock grants:

	Awards (Thousands)	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	231	$12.16
Granted	—	—
Vested	(21)	16.85
Cancelled	(5)	13.51
Unvested at December 31, 2025	205	$14.72

As of December 31, 2025, total unrecognized compensation for the employee restricted awards granted under the plans as summarized above was $1.0 million, which is expected to be recognized over a weighted-average 1.0-year term.

Deferred Compensation Plans

The Company participates in a 401(k) defined contribution plan sponsored by Curbline covering substantially all of the officers and employees of the Company in accordance with the provisions of the Code. Also, for certain officers, the Company maintains the Elective Deferred Compensation Plan, a non-qualified plan, which permits the deferral of cash base salaries, commissions and annual performance-based cash bonuses. This plan was fully funded at December 31, 2025. In addition, directors of the Company were permitted to defer all or a portion of their fees pursuant to the Directors’ Deferred Compensation Plan, a non-qualified plan. In 2024, in preparation for the spin-off of Curbline Properties, the Directors’ Deferred Compensation Plan was terminated and, pursuant to its terms, the remaining account balances were distributed to participants in the first half of 2025.

14.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	For the Year Ended December 31,
	2025	2024	2023
Numerators – Basic and Diluted
Continuing Operations:
Net income	$177,861	$525,764	$229,349
Income attributable to non-controlling interests	—	—	(18)
Preferred dividends (including original issuance costs)	—	(15,793)	(11,156)
Earnings attributable to unvested shares and OP Units	(1,702)	(2,292)	(606)
Net income attributable to common shareholders after allocation to participating securities	176,159	507,679	217,569
Discontinued Operations:
Income from discontinued operations	—	6,060	36,372
Total	$176,159	$513,739	$253,941

Denominators – Number of Shares
Basic – Average shares outstanding	52,446	52,393	52,365
Assumed conversion of dilutive securities: PRSUs	—	191	40
Diluted – Average shares outstanding	52,446	52,584	52,405

Earnings Per Share:
Basic
From continuing operations	$3.36	$9.69	$4.16
From discontinued operations	—	0.12	0.69
Total	$3.36	$9.81	$4.85
Diluted
From continuing operations	$3.36	$9.65	$4.16
From discontinued operations	—	0.12	0.69
Total	$3.36	$9.77	$4.85

Basic average shares outstanding do not include restricted shares totaling 0.2 million, 0.2 million and 0.3 million at years ended December 31, 2025, 2024 and 2023, respectively, that were not vested (Note 13). Dividends are paid on the outstanding restricted shares, which make these shares participating securities.

The following potentially dilutive securities were considered in the calculation of EPS:

•
PRSUs issued to certain executives in prior years were considered in the computation of diluted EPS for the years ended December 31, 2024 and 2023. There were no PRSUs outstanding in 2025.
•
Options to purchase common shares that were outstanding were not considered in the computation of diluted EPS, as the options were anti-dilutive for all years presented.
15.
Income Taxes

The Company elected to be treated as a REIT under the Code, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income (excluding net capital gains) to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status, though the Company may elect to surrender its

REIT status in connection with its disposition strategy in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualifications do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for each of the three years ended December 31, 2025, 2024 and 2023, no U.S. federal income or excise taxes were incurred.

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

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company historically utilized a TRS to the extent certain fee and other miscellaneous non-real estate-related income could not be earned by the REIT. In January 2025, the Company eliminated its TRS. The Company may implement a new TRS in future years to the extent needed to facilitate compliance with REIT requirements.

For the years ended December 31, 2025, 2024 and 2023, the Company made net state and local tax payments of $0.1 million, $1.0 million and $1.8 million, respectively.

The following represents the activity of the Company’s TRS prior to its elimination (in thousands):

	For the Year Ended December 31,
	2024	2023
Book income (loss) before income taxes	$19,644	$6,450
Current	$—	$—
Deferred	—	—
Total income tax expense	$—	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to its TRS activity prior to its elimination were as follows (in thousands):

	For the Year Ended December 31,
TRS	2024	2023
Statutory Rate	21%	21%
Statutory rate applied to pre-tax income (loss)	$4,125	$1,355
Deferred tax impact of contributions of assets	—	—
Deferred tax impact of tax rate change	80	339
Valuation allowance (decrease) increase based on impact of tax rate change	(80)	(339)
Valuation allowance (decrease) increase – other deferred	(5,416)	(1,337)
Expiration of capital loss carryforward	—	—
Other	1,291	$(18)
Total expense	$—	$—
Effective tax rate	0.00%	0.00%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Deferred tax assets(A)	$—	$29,801
Deferred tax liabilities	—	—
Valuation allowance	—	(29,801)
Net deferred tax asset	$—	$—
(A)
At December 31, 2025, there are no deferred tax assets, liabilities, or valuation allowance as the Company eliminated the use of the TRS in January 2025. At December 31, 2024, primarily attributable to $18.3 million of net operating losses, $10.5 million of book/tax differences in joint venture investments.

Reconciliation of GAAP net income attributable to SITE Centers to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
GAAP net income attributable to SITE Centers	$177,861	$531,824	$265,703
Book/tax differences	(379)	175,622	(57,471)
Taxable income before adjustments	177,482	707,446	208,232
Less: Net operating loss carryforward	—	—	(54,466)
Less: Capital gains	—	—	—
Taxable income subject to the 90% dividend requirement	$177,482	$707,446	$153,766

Cash dividends declared applicable to tax years ended December 31, 2025, 2024 and 2023 were in excess of taxable income. The Company satisfied it REIT distribution requirement by distributing $6.75, $46.14 and $2.72 per share of cash and common stock for the years ended December 31, 2025, 2024 and 2023, respectively, and $1.38 and $1.59 per depository share of preferred stock for the years ended December 31, 2024, and 2023, respectively. The common stock distributions for the year ended December 31, 2025 were comprised of special cash distributions of $6.75 per share of common stock. The common stock distributions for the year ended December 31, 2024 were comprised of regular cash distributions of $0.52 per share of common stock for three quarters and the Curbline spin-off stock distribution of $44.58 per share of common stock. The common stock distributions for the year ended December 31, 2023 were comprised of regular quarterly cash distributions of $0.52 per share of common stock and a special cash distribution of $0.64 per share of common stock. The taxability of such distribution for the three years ended December 31, 2025 is as follows:

	For the Year Ended December 31,
Common Shares	2025	2024	2023
Distributions paid per share	$6.75	$46.14	$2.72
Ordinary income	—%	—%	29%
Return of capital	50%	71%	—%
Capital gains	50%	29%	71%

Preferred Shares		2024	2023
Distributions paid per share		$1.38	$1.59
Ordinary income		—%	29%
Return of capital		—%	—%
Capital gains		100%	71%

16.
Subsequent Events

In January 2026, the Company sold its partnership interests in the RVIP IIIB joint venture that owns Deer Park Town Center (Deer Park, Illinois) to the Company’s existing joint venture partner for approximately $20.8 million, prior to closing costs.

SCHEDULE II

SITE Centers Corp.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2025
Allowance for uncollectible accounts(A)	$1,585	$(346)	$(214)	$1,453
Valuation allowance for deferred tax assets(B)	$29,801	$—	$29,801	$—
Year ended December 31, 2024
Allowance for uncollectible accounts(A)	$2,168	$1,277	$1,860	$1,585
Valuation allowance for deferred tax assets(B)	$35,917	$—	$6,116	$29,801
Year ended December 31, 2023
Allowance for uncollectible accounts(A)	$3,340	$(430)	$742	$2,168
Valuation allowance for deferred tax assets	$37,593	$—	$1,676	$35,917
(A)
Includes allowances on straight-line rents.
(B)
Amounts charged to expense are discussed further in Note 15.

SCHEDULE III

SITE Centers Corp.

Real Estate and Accumulated Depreciation

December 31, 2025

(In thousands)

							Total Cost,
	Initial Cost		Total Cost(1)				Net of		Date of
		Buildings &		Buildings &		Accumulated	Accumulated		Construction (C)
Location	Land	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation	Encumbrances	Acquisition (A)
Long Beach, CA	—	147,918	—	194,789	194,789	134,701	60,088	—	2005 (C)
Parker, CO	398	21,512	398	26,331	26,729	10,390	16,339	—	2003 (A)
Fort Walton Beach, FL	3,643	5,612	3,462	5,578	9,040	1,387	7,653	—	2021 (A)
Chicago, IL	22,642	82,754	9,122	55,233	64,355	32,589	31,766	—	2014 (A)
Chicago, IL	23,588	45,632	16,388	38,331	54,719	15,538	39,181	—	2017 (A)
Chapel Hill, NC	5,641	3,727	7,431	3,727	11,158	302	10,856	—	2024 (A)
Chapel Hill, NC	4,500	2,892	4,500	3,080	7,580	280	7,300	—	2024 (A)
Portland, OR	10,122	37,457	4,222	21,352	25,574	8,036	17,538	—	2019 (A)
Portfolio Balance (SITE)(3)	2,559	162,007	2,559	162,007	164,566	129,551	35,015	—
	$73,093	$509,511	$48,082	$510,428	$558,510	$332,774	$225,736	$—

(1)
The aggregate cost for federal income tax purposes was approximately $0.6 billion at December 31, 2025.
(2)
Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 31.5 years
Building improvements and fixtures	Useful lives, ranging from 2 to 20 years
Tenant improvements	Shorter of economic life or lease terms
(3)
Includes the Company’s Beachwood headquarters and related fixtures and equipment as well as $0.9 million of undeveloped land and $1.7 million of construction in progress at December 31, 2025.

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,426,401	$3,820,352	$4,598,591
Acquisitions	1,798	17,790	—
Developments, improvements and expansions	13,030	39,397	84,972
Adjustments of property carrying values (impairments)	(114,070)	(66,600)	—
Disposals(A)	(768,649)	(2,384,538)	(863,211)
Balance at end of year	$558,510	$1,426,401	$3,820,352

(A)
Includes the write-off of fully amortized tenant improvements.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$654,389	$1,434,209	$1,539,338
Depreciation for year	42,210	93,674	166,061
Disposals	(363,825)	(873,494)	(271,190)
Balance at end of year	$332,774	$654,389	$1,434,209

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITE Centers Corp.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2026.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Gerald Morgan	Executive Vice President, Chief Financial Officer & Treasurer
Gerald Morgan	(Principal Financial Officer)

/s/ Jeffrey A. Scott	Senior Vice President & Chief Accounting Officer
Jeffrey A. Scott	(Principal Accounting Officer)

/s/ Gary N. Boston	Director
Gary N. Boston

/s/ John M. Cattonar	Director
John M. Cattonar

/s/ Cynthia Foster Curry	Director
Cynthia Foster Curry

/s/ Dawn M. Sweeney	Director
Dawn M. Sweeney