Form 10-Q
period 2026-03-31
SITE Centers Corp.
filed 2026-05-07
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026 the registrant had 52,474,874 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2026

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Land	$25,096	$47,182
Buildings	276,513	338,527
Fixtures and tenant improvements	125,507	170,247
	427,116	555,956
Less: Accumulated depreciation	(279,634)	(332,774)
	147,482	223,182
Construction in progress and land	516	2,554
Total real estate assets, net	147,998	225,736
Investments in and advances to joint ventures	26,837	27,676
Cash and cash equivalents	193,453	119,034
Restricted cash	4,622	3,781
Accounts receivable	10,934	13,015
Amounts receivable from Curbline	351	902
Other assets, net	17,725	28,593
	$401,920	$418,737
Liabilities and Equity
Amounts payable to Curbline	16,139	22,107
Accounts payable and other liabilities	49,831	61,865
Total liabilities	65,970	83,972
Commitments and contingencies
SITE Centers Equity
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,480,384 and 52,467,187 shares issued at March 31, 2026 and December 31, 2025, respectively	5,248	5,247
Additional paid-in capital	3,981,137	3,981,084
Accumulated distributions in excess of net income	(3,650,400)	(3,651,338)
Less: Common shares in treasury at cost: 5,510 and 4,847 shares at March 31, 2026 and December 31, 2025, respectively	(35)	(228)
Total equity	335,950	334,765
	$401,920	$418,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2026	2025
Revenues from operations:
Rental income	$9,241	$31,450
Fee and other income	3,775	11,173
	13,016	42,623
Rental operation expenses:
Operating and maintenance	3,293	7,132
Real estate taxes	1,642	4,721
Impairment charges	17,450	—
General and administrative	8,899	9,395
Depreciation and amortization	5,017	13,252
	36,301	34,500
Other income (expense):
Interest expense	—	(5,462)
Interest income	1,191	361
Other income (expense),net	(994)	(856)
	197	(5,957)
(Loss) income before earnings from equity method investments and other items	(23,088)	2,166
Equity in net (loss) income of joint ventures	(152)	39
Gain on sale of joint venture interests	19,989	—
Gain on disposition of real estate, net	4,007	1,029
Income before tax benefit (expense)	756	3,234
Tax benefit (expense) of taxable REIT subsidiary and state franchise and income taxes	182	(149)
Net income	$938	$3,085

Per share data:
Basic:	$0.02	$0.06
Diluted:	$0.02	$0.06

Net income	$938	$3,085
Amount reclassed to earnings - cash flow hedges	—	(579)
Comprehensive income	$938	$2,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2025	$5,247	$3,981,084	$(3,651,338)	$—	$—	$(228)	$334,765
Stock-based compensation, net	1	53	—	—	—	193	247
Comprehensive income	—	—	938	—	—	—	938
Balance, March 31, 2026	$5,248	$3,981,137	$(3,650,400)	$—	$—	$(35)	$335,950

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2024	$5,247	$3,981,597	$(3,473,458)	$8,041	$5,472	$(10,155)	$516,744
Stock-based compensation, net	—	(701)	—	(45)	—	1,113	367
Comprehensive income (loss)	—	—	3,085	—	(579)	—	2,506
Balance, March 31, 2025	$5,247	$3,980,896	$(3,470,373)	$7,996	$4,893	$(9,042)	$519,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months
	Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income	$938	$3,085
Adjustments to reconcile net income to net cash flow (used for) provided by operating activities:
Depreciation and amortization	5,017	13,252
Stock-based compensation	282	384
Amortization and write-off of debt issuance costs, commitment fees and fair market value of debt adjustments	—	695
Equity in net loss (income) of joint ventures	152	(39)
Gain on sale and change in control of interests	(19,989)	—
Gain on disposition of real estate, net	(4,007)	(1,029)
Impairment charges	17,450	—
Net change in accounts receivable	2,381	(2,685)
Net change in accounts payable and accrued expenses	(6,559)	(3,646)
Net change in other operating assets and liabilities	28	(4,294)
Total adjustments	(5,245)	2,638
Net cash flow (used for) provided by operating activities	(4,307)	5,723
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(2,862)	(3,247)
Proceeds from disposition of real estate	61,753	—
Proceeds from disposition of joint venture	20,713	—
Equity contributions to joint ventures	(2)	(3)
Net cash flow provided by (used for) investing activities	79,602	(3,250)
Cash flow from financing activities:
Repayment of mortgage debt	—	(419)
Payment of debt issuance costs	—	(6)
Repurchase of common shares in conjunction with equity award plans	(35)	(93)
Net cash flow used for financing activities	(35)	(518)

Net increase in cash, cash equivalents and restricted cash	75,260	1,955
Cash, cash equivalents and restricted cash, beginning of period	122,815	67,666
Cash, cash equivalents and restricted cash, end of period	$198,075	$69,621

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in the real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of the joint ventures is included in consolidated net income.

Disposition of Real Estate

For the three months ended March 31, 2026, the Company received gross proceeds of $74.5 million from the sale of two wholly-owned shopping centers resulting in a gain of $4.0 million. In addition, the Company sold its partnership interests in the RVIP IIIB joint venture that owned Deer Park Town Center to the Company’s joint venture partner for approximately $20.8 million prior to closing costs, resulting in a gain of $20.0 million.

For the three months ended March 31, 2025, the Company did not sell any wholly-owned real estate; however, the Company recorded $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe. Of this amount, cash of $3.8 million was received during the period ended March 31, 2025, with the remaining amount of cash received in April 2025.

Reclassifications

Certain prior period amounts reported have been reclassified to conform with current year presentation.

Fair Value Measurement

The carrying amounts reported in the Company’s consolidated balance sheets for Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Other Liabilities approximated fair value because of their short-term maturities.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

Three Months
Ended March 31,
2026	2025

Accounts payable related to construction in progress	$0.1	$0.2

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

Recently Issued Accounting Standards

Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, which requires additional disaggregated disclosure about certain income statement expense line items. ASU 2024-03 is effective for annual reporting years beginning after December 15, 2026 and interim periods within the fiscal years beginning after December 15, 2027. Other than additional disclosure, the adoption of this ASU is not expected to have a material impact on the Company’s financial position and/or results of operations.

2.
Investments in and Advances to Joint Ventures

At March 31, 2026 and December 31, 2025, the Company had ownership interests in unconsolidated joint ventures that had investments in ten and 11 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint ventures is as follows (in thousands):

	March 31, 2026	December 31, 2025
Condensed Combined Balance Sheets
Land	$148,969	$159,567
Buildings	418,409	497,973
Fixtures and tenant improvements	44,561	70,903
	611,939	728,443
Less: Accumulated depreciation	(120,278)	(190,020)
	491,661	538,423
Construction in progress and land	19	15
Real estate, net	491,680	538,438
Cash and restricted cash	18,327	28,254
Receivables, net	7,681	10,497
Other assets, net	8,855	8,837
	$526,543	$586,026

Mortgage debt	$370,190	$429,196
Amounts payable to SITE Centers	1,599	1,846
Other liabilities	25,785	31,577
	397,574	462,619
Accumulated equity	128,969	123,407
	$526,543	$586,026

Company's share of accumulated equity	$25,794	$23,306
Basis differentials	(556)	2,524
Amounts payable to the Company	1,599	1,846
Investments in and advances to joint ventures	$26,837	$27,676

	Three Months
	Ended March 31,
	2026	2025
Condensed Combined Statements of Operations
Revenues from operations	$17,253	$20,925
Expenses from operations:
Operating expenses	4,349	5,182
Depreciation and amortization	5,145	6,044
Interest expense	7,172	8,008
Other expense, net	1,228	1,388
	17,894	20,622
(Loss) income before loss on disposition of real estate	(641)	303
Loss on disposition of real estate, net	—	(4)
(Loss) income attributable to unconsolidated joint ventures	$(641)	$299
Company's share of equity in net (loss) income of joint ventures	$(136)	$55
Basis differential adjustments(A)	(16)	(16)
Equity in net (loss) income of joint ventures	$(152)	$39
(A)
The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials.

Revenues earned by the Company for providing asset management, property management and leasing and development services to all of the Company’s unconsolidated joint ventures were $1.1 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	March 31, 2026
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$9,586	$(7,912)	$1,674
Above-market leases	220	(153)	67
Lease origination costs	1,230	(1,098)	132
Tenant relationships	4,029	(4,029)	-
Total intangible assets, net	15,065	(13,192)	1,873
Operating lease ROU assets			10,284
Other assets:
Prepaid expenses			3,210
Other assets			753
Deposits			1,605
Total other assets, net			$17,725
	Liability	Accumulated Amortization	Net
Below-market leases(A)	$4,157	$(672)	$3,485
(A)
Includes $1.2 million related to a below-market lease option for the Company’s Beachwood headquarters included in the Separation and Distribution Agreement with Curbline Properties (Note 5).

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$16,472	$(12,209)	$4,263
Above-market leases	510	(290)	220
Lease origination costs	2,091	(1,748)	343
Tenant relationships	11,339	(8,658)	2,681
Total intangible assets, net	30,412	(22,905)	7,507
Operating lease ROU assets			14,700
Other assets:
Prepaid expenses			3,837
Other assets			737
Deposits			1,812
Total other assets, net			$28,593
	Liability	Accumulated Amortization	Net
Below-market leases	$6,613	$(1,943)	$4,670

Amortization for the three months ended March 31, 2026 and 2025 related to the Company’s intangibles was as follows (in thousands):

Period	Income	Expense
2026	$84	$332
2025	140	833

4.
Leases

The disaggregation of the Company’s lease income, which is included in Rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in FASB Accounting Standards Codification 842, for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months
	Ended March 31,
	2026	2025
Rental income:
Fixed lease income(A)	$6,693	$22,964
Variable lease income(B)	2,428	8,454
Above-market and below-market leases amortization, net	84	140
Adjustments for potentially uncollectible revenues and disputed amounts(C)	36	(108)
Total rental income	$9,241	$31,450
(A)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.
(C)
The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.
5.
Transactions with Curbline Properties

On October 1, 2024, the Company completed the spin-off of Curbline Properties Corp. (“Curbline Properties” or “Curbline”). To govern certain ongoing relationships between the Company, Curbline Properties LP (the “Operating Partnership”) and Curbline Properties after the spin-off, and to provide for the allocation among the Company, the Operating Partnership and Curbline Properties of the Company’s assets, liabilities and obligations attributable to periods both prior to and following the separation of Curbline Properties and the Operating Partnership from SITE Centers, the Company, Curbline Properties and the Operating Partnership entered into agreements pursuant to which each provides certain services and has certain rights following the spin-off, and Curbline Properties, the Operating Partnership and SITE Centers indemnify each other against certain liabilities arising from their respective businesses. The Separation and Distribution Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Shared Services Agreement and other agreements which were entered into in connection with the spin-off and which govern certain ongoing relationships between the Company, Curbline, and the Operating Partnership, were negotiated between related parties and their terms, including fees and other amounts payable, may not be the same as if they had been negotiated at arm’s length with an unaffiliated third party.

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of March 31, 2026, such redevelopment projects were estimated to cost $15.4 million to complete, which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

Shared Services Agreement

The fair value of the services provided by the Company to Curbline Properties in excess of the fees and the fair value of the services received by the Company from Curbline Properties is reflected as $1.8 million and $0.6 million of additional fee income within Fee and other income and $1.8 million and $0.6 million of expense within Other income (expense), net, in the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

The Shared Services Agreement provides Curbline Properties the right to use the Company’s office space in New York, New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The sublease income received under the Shared Services Agreement of $0.4 million is included in Rental income on the Company’s consolidated statements of operations for both the periods ended March 31, 2026 and 2025.

Summary

For the periods ended March 31, 2026 and 2025, the Company recorded in Fee and other income on the Company’s consolidated statements of operations a cash fee of $1.1 million and $0.7 million, respectively, which represents 2% of Curbline’s gross revenue and $1.8 million and $0.6 million, respectively, for the incremental fair value of services provided to Curbline offset by an embedded lease charge of $0.4 million and $0.4 million, respectively. Amounts payable to Curbline as of March 31, 2026 and December 31, 2025, under the agreements described above, aggregated $16.1 million and $22.1 million, respectively (including obligations to complete redevelopments). Amounts receivable from Curbline as of March 31, 2026 and December 31, 2025 were $0.4 million and $0.9 million, respectively.

6.
Impairment Charges

For the three months ended March 31, 2026, the Company recorded impairment charges aggregating $17.5 million based on the difference between the carrying value of the assets and the estimated fair market value. The impairment charges recorded were triggered by a purchase offer received which is currently under negotiation.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge for the three months ended March 31, 2026. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
March 31, 2026
Long-lived assets held and used	$—	$—	$15.5	$15.5	$17.5

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at	Valuation
Description	March 31, 2026	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$15.5	Indicative Bid	Indicative Bid(A)	N/A
(A)
Fair value measurements based upon an indicative bid and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.
7.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2026	2025
Numerators – Basic and Diluted
Net income	$938	$3,085
Earnings attributable to unvested shares	(4)	(15)
Net income after allocation to participating securities	$934	$3,070
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	52,467	52,436
Earnings Per Share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06

Basic average shares outstanding do not include Restricted Stock units (“RSUs”) representing 0.2 million and 0.3 million common shares that were not vested at March 31, 2026 and 2025, respectively. Dividend equivalents are paid on the outstanding RSUs, which makes these shares participating securities.

Common Share Dividends

The Company did not declare or pay a cash dividend for the periods ended March 31, 2026 or 2025.

8.
Subsequent Events

In May 2026, the Company sold one property (Meadowmont Crossing, Chapel Hill, North Carolina) for an aggregate gross sales price of approximately $11.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of SITE Centers Corp. and its consolidated subsidiaries (collectively, the “Company” or “SITE Centers”) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2025, as well as other publicly available information.

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, redeveloping and managing shopping centers. As of March 31, 2026, the Company’s portfolio consisted of 16 shopping centers (including 10 shopping centers owned through an unconsolidated joint venture). At March 31, 2026, the Company owned approximately 4.4 million square feet of gross leasable area (“GLA”) through all its shopping center properties (wholly-owned and joint venture). In addition, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, a portion of which currently serves as the Company’s headquarters.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2026	2025
Net income	$938	$3,085
FFO	$(1,176)	$16,024
Operating FFO	$(1,884)	$8,282
Earnings per share – Diluted	$0.02	$0.06

For the three months ended March 31, 2026, the decrease in Net income, as compared to the prior-year period, primarily was the result of impairment charges and a decrease in rental income as a result of property dispositions, offset by the gain on the sale of joint venture interests, increases on gains on the disposition of real estate and interest income and decreases in interest expense, condemnation revenue and depreciation and amortization.

SITE Centers Strategy

The Company continues to pursue the marketing and sale of its remaining wholly-owned properties and the monetization of its investment in the Dividend Trust Portfolio (“DTP”) joint venture. The timing of asset sales may be impacted by general economic conditions, local conditions in the markets in which our remaining properties are situated and other property-specific considerations. The Company’s ability and timing to monetize the value of its investment in the DTP joint venture may be impacted by the degree of cooperation of the joint venture partner and the limited rights afforded the Company under the joint venture agreement (including the requirement that the Company obtain the joint venture partner’s consent to the sale of individual joint venture properties or to the Company’s sale of its interest in the joint venture). For risks related to the Company’s strategy, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The majority of the Company’s wholly-owned retail properties are in various stages of contract negotiations or in the process of being marketed for sale, though no assurances can be given that such efforts will result in additional asset sales.

The Company expects that rental income and net income will decrease in future periods as compared to corresponding prior year periods as a result of the significant disposition activity and declining property revenues. However, the Company’s general and administrative expenses will remain elevated prior to the termination of the Shared Services Agreement as a result of the contractual obligations and services owing to Curbline thereunder.

Operational Accomplishments

Operational highlights for the Company through March 31, 2026, include the following:

•
Leased approximately 18,000 square feet of GLA, including one new lease and eight renewals. As of March 31, 2026, the remaining 2026 lease expirations aggregated approximately 0.2 million square feet of GLA.
•
For the comparable leases executed in the three months ended March 31, 2026, the Company generated cash lease spreads on a pro rata basis of 16.7% for new leases and 1.9% for renewals. Leasing spreads are a key metric in real estate, representing the percentage increase of rental rates on new and renewal leases over rental rates on existing leases, though leasing spreads exclude consideration of the amount of capital expended in connection with new leasing activity. The Company’s cash lease spreads calculation includes only those deals that were executed within one year of the date the prior tenant vacated, in addition to other factors that limit comparability, and as a result, is a useful benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates;
•
Total portfolio average annualized base rent per square foot was $20.00 at March 31, 2026, as compared to $22.61 at December 31, 2025 and $19.75 at March 31, 2025, all on a pro rata basis, respectively;
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 84.9% at March 31, 2026, as compared to 85.9% at December 31, 2025 and 89.4% at March 31, 2025, all on a pro rata basis; and
•
For new leases executed in the three months ended March 31, 2026, the Company expended a weighted-average cost of tenant improvements and lease commissions estimated at $3.53 per rentable square foot, on a pro rata basis, over the lease term, as compared to $6.26 per rentable square foot for the full year of 2025. The Company generally does not expend a significant amount of capital on lease renewals.

The comparability of year-over-year operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities and the reduced size of the Company’s portfolio.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2025, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Rental income(A)	$9,241	$31,450	$(22,209)
Fee and other income(B)	3,775	11,173	(7,398)
Total revenues	$13,016	$42,623	$(29,607)
(A)
The following table summarizes the key components of Rental income (in thousands):

	Three Months
	Ended March 31,
Contractual Lease Payments	2026	2025	$ Change
Base and percentage rental income(1)	$6,802	$22,755	$(15,953)
Recoveries from tenants(2)	2,130	8,402	(6,272)
Uncollectible revenue(3)	36	(108)	144
Lease termination fees, ancillary and other rental income	273	401	(128)
Total contractual lease payments	$9,241	$31,450	$(22,209)

(1)
The changes in base and percentage rental income were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$(0.1)
Disposition of shopping centers	(16.1)
Straight-line rents	0.2
Total	$(16.0)

The decrease in Comparable Portfolio Properties is due to lower occupancy, partially offset by an increase in annualized base rent per occupied square foot.

At March 31, 2026 and 2025, the Company owned six and 22 wholly-owned properties as of each balance sheet date that had an aggregate occupancy rate of 80.3% and 89.2% and an average annualized base rent per occupied square foot of $25.02 and $19.95, respectively. The decrease in occupancy rate and increase in average annualized base rent per occupied square foot was due to a combination of transactional activity, the mix of properties sold and overall decreases in occupancy.

(2)
Recoveries from tenants were approximately 43.2% and 70.9% of operating expenses and real estate taxes for the three months ended March 31, 2026 and 2025, respectively. The decrease in the recovery percentage was due to a combination of transactional activity, the mix of properties sold and overall decreases in occupancy.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.
(B)
The decrease in Fee and other income primarily resulted from $8.4 million of other property revenue recorded during the three months ended March 31, 2025 in conjunction with the resolution of the condemnation proceedings with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe partially offset by the increase in fees from Curbline Properties. Fee and other income is primarily earned from Curbline Properties and the Company’s unconsolidated joint ventures.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Operating and maintenance(A)	$3,293	$7,132	$(3,839)
Real estate taxes(A)	1,642	4,721	(3,079)
Impairment charges(B)	17,450	—	17,450
General and administrative	8,899	9,395	(496)
Depreciation and amortization(A)	5,017	13,252	(8,235)
	$36,301	$34,500	$1,801
(A)
The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$(0.1)	$0.1	$(1.0)
Disposition of shopping centers	(3.7)	(3.2)	(7.2)
	$(3.8)	$(3.1)	$(8.2)

(B)
The Company recorded $17.5 million of impairment charges for the three months ended March 31, 2026 triggered by a purchase offer received which is currently under negotiation. Impairment charges are presented in Note 6, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Interest expense(A)	$—	$(5,462)	$5,462
Interest income(B)	1,191	361	830
Other income (expense), net(C)	(994)	(856)	(138)
	$197	$(5,957)	$6,154
(A)
As of March 31, 2026, the Company had no outstanding indebtedness. As of March 31, 2025, the Company’s consolidated indebtedness consisted of a cross-collateralized mortgage facility and a mortgage loan encumbering Nassau Park Pavilion with an aggregate outstanding balance of $306.3 million and a weighted-average interest rate (based on contractual rates excluding amortization of debt issuance costs) of 6.9% per annum.
(B)
Related to excess cash as a result of sale proceeds maintained in money market accounts.
(C)
Primarily consists of the adjustment to reflect the fair value of services provided to Curbline Properties relative to the fees and fair value of services received from Curbline Properties under the Shared Services Agreement.

Other Items (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Equity in net (loss) income of joint ventures(A)	$(152)	$39	$(191)
Gain on sale of joint venture interests(B)	19,989	—	19,989
Gain on disposition of real estate, net(C)	4,007	1,029	2,978
Tax benefit (expense) of taxable REIT subsidiary and state franchise and income taxes	182	(149)	331
(A)
At March 31, 2026 and 2025, the Company had an economic investment in unconsolidated joint ventures which owned ten and 11 shopping center properties, respectively. The termination of joint venture or joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 2, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2026, the Company sold its partnership interests in the RVIP IIIB joint venture that owned Deer Park Town Center (Deer Park, Illinois).
(C)
The Company sold two wholly-owned shopping centers in the period ended March 31, 2026.

Net Income (in thousands)

	Three Months
	Ended March 31,
	2026	2025	$ Change
Net income	$938	$3,085	$(2,147)

The decrease in net income in the period ended March 31, 2026, as compared to the prior-year period, primarily was the result of impairment charges and a decrease in rental income as a result of property dispositions, offset by the gain on the sale of joint venture interests, increases on gains on the disposition of real estate and interest income and decreases in interest expense, condemnation revenue and depreciation and amortization.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Operating Funds from Operations

Definition and Basis of Presentation

The Company believes that Funds from Operations (“FFO”) and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs. FFO and Operating FFO are frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs. The

Company also believes that FFO and Operating FFO more appropriately measure the core operations of the Company.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (ii) impairment charges on real estate property and related investments and (iii) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles and equity income (loss) from joint ventures and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures, determined on a consistent basis. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

The Company believes that certain charges, income and gains recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges, income and gains to analyze the results of its operations and assess performance of the core operating real estate portfolio. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges, income and gains/losses that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include condemnation revenue, gains/losses on the early extinguishment of debt, certain transaction fee income, transaction costs and other restructuring type costs, including employee separation costs. The disclosure of these adjustments is regularly requested by users of the Company’s financial statements.

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

These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part as a disclosure to improve the understanding of the Company’s operating results among the investing public and as a measure of a real estate asset company’s performance.

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

Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion or other commitments and uncertainties. Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments or development activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net income have been provided below.

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended March 31,
	2026	2025	$ Change
FFO	$(1,176)	$16,024	$(17,200)
Operating FFO	(1,884)	8,282	(10,166)

The decrease in FFO for the period ended March 31, 2026, as compared to the prior-year period, was primarily attributable to the impact of net property dispositions and condemnation revenue recorded in the prior-year period ended March 31, 2025, partially offset by an increase in interest income and a decrease in interest expense. The decrease in Operating FFO generally was due to the impact of net property dispositions partially offset by decreased interest expense and an increase in interest income.

The Company’s reconciliation of net income computed in accordance with GAAP to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2026	2025
Net income	$938	$3,085
Depreciation and amortization of real estate investments	3,333	12,414
Equity in net loss (income) of joint ventures	152	(39)
Joint ventures’ FFO(A)	947	1,593
Impairment of real estate	17,450	—
Gain on sale of joint venture interests	(19,989)	—
Gain on disposition of real estate, net	(4,007)	(1,029)
FFO attributable to common shareholders	(1,176)	16,024
Transaction and other	(803)	122
Condemnation revenue	—	(8,379)
Separation and other charges	95	515
Non-operating items, net	(708)	(7,742)
Operating FFO	$(1,884)	$8,282
(A)
At March 31, 2026 and 2025, the Company had an economic investment in unconsolidated joint ventures which owned ten and 11 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2026	2025
Net (loss) income attributable to unconsolidated joint ventures	$(641)	$299
Depreciation and amortization of real estate investments	5,145	6,044
Gain on disposition of real estate, net	—	4
FFO	$4,504	$6,347
FFO at SITE Centers’ ownership interests	$947	$1,593
Operating FFO at SITE Centers’ ownership interests	$947	$1,593

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, redevelopment activities and capital expenditures. The Company’s primary capital sources include cash on hand, cash flow from operations and proceeds from ongoing asset sales. The Company does not maintain a revolving credit facility and therefore plans to closely monitor and conservatively manage its liquidity and cash position as it pursues the sale of its remaining properties and monetization of its investment in the DTP joint venture and returns capital to shareholders. The Company expects to maintain sufficient cash reserves with proceeds from asset sales in order to satisfy and discharge expenses projected to be incurred, and any unknown or contingency claims or obligations which might arise, during the subsequent wind-up of its operations. The Company also expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy/sell provision.

At March 31, 2026, the Company had an unrestricted cash balance of $193.5 million. As of March 31, 2026, the Company anticipates that it has approximately $15.4 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement.

The Company had no consolidated indebtedness outstanding at March 31, 2026. As of March 31, 2026, the Company’s unconsolidated joint ventures had $380.6 million of indebtedness ($76.1 million at SITE Centers’ share).

The Company believes it has sufficient liquidity to operate its business at this time.

Unconsolidated Joint Ventures’ Mortgage Indebtedness – As of March 31, 2026

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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2026	2025
Cash flow (used for) provided by operating activities	$(4,307)	$5,723
Cash flow provided by (used for) investing activities	79,602	(3,250)
Cash flow used for financing activities	(35)	(518)

Changes in cash flow for the period ended March 31, 2026, compared to the prior comparable period are as follows:

Operating Activities: Cash provided by operating activities decreased by $10.0 million primarily due to lower operating income as a result of disposition activity partially offset by increase in interest income and a decrease in interest expense.

Investing Activities: Cash from investing activities increased by $82.9 million primarily due to increased proceeds from disposition of real estate of $61.8 million and increased proceeds from the disposition of unconsolidated joint venture interests of $20.7 million.

Financing Activities: Cash used for financing activities decreased by $0.5 million primarily due to the scheduled principal payments made on the Company’s mortgage debt during the period ended March 31, 2025.

Dividend Distribution

No dividends were declared or paid on the Company’s common shares during the three months ended March 31, 2026 and 2025.

The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors. The Company does not currently expect to make regular quarterly dividend payments in the future. The Company expects that the frequency and timing of future dividends will be influenced by operations, sales of its remaining assets and the resolution of the DTP joint venture, though the Company plans to closely monitor and conservatively manage its cash position in order to maintain sufficient cash reserves to satisfy and discharge expenses projected to be incurred, and any unknown or contingency claims or obligations which might arise, during the subsequent wind-up of its operations. The Company also expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy/sell provision.

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

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of March 31, 2026, the Company had repurchased an aggregate of 0.5 million of its common shares under this program at an aggregate cost of $26.6 million.

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

Future Sales of Wholly-Owned Properties

The Company continues to pursue the marketing and sale of its remaining wholly-owned properties. The timing of asset sales may be impacted by general economic conditions, local conditions in the markets in which our remaining properties are situated and other property-specific considerations. The majority of the Company’s wholly-owned retail properties are in various stages of contract negotiation or in the process of being marketed for sale, though no assurances can be given that such efforts will result in additional asset sales.

DTP Joint Venture

The Company owns a 20% interest in, and acts as the general partner of, the DTP joint venture, a joint venture with certain Chinese institutional investors which owns ten shopping centers located in the United States aggregating approximately 3.4 million square feet of GLA. As of March 31, 2026, the joint venture’s properties were encumbered by a mortgage loan in the aggregate principal amount of approximately $380.6 million which matures on January 11, 2029. The terms of the joint venture agreement contain restrictions on when and how the Company can monetize the value of its interests in the joint venture and generally requires the partner’s consent in order for the Company to sell its interest in the joint venture or the underlying properties owned by the joint venture. The Company is in discussions with its joint venture partner regarding options to resolve the joint venture and continues to maintain an elevated cash balance in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible exercise of the joint venture’s buy-sell provision.

2026 Transactions Activity

Dispositions

From January 1, 2026 through May 4, 2026, the Company sold the following wholly-owned shopping centers (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
February 2026	FlatAcres MarketCenter	Parker, Colorado	136	$24,400
March 2026	3030 North Broadway	Chicago, Illinois	132	50,100
May 2026	Meadowmont Crossing	Chapel Hill, North Carolina	92	11,100
			360	$85,600

Redevelopment Projects

At March 31, 2026, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $15.4 million.

CAPITALIZATION

At March 31, 2026, the Company’s capitalization consisted of $283.4 million of market equity (calculated as the number of common shares outstanding multiplied by $5.40, the closing price of the Company’s common shares on the New York Stock Exchange (the “NYSE”) at March 31, 2026).

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

In connection with the spin-off of Curbline, the Company used proceeds from the cross-collateralized mortgage facility together with proceeds from asset sales to repay all of the Company’s outstanding unsecured indebtedness and therefore no longer maintains a revolving line of credit or an investment grade rating. The Company may not be able to obtain financing on favorable terms, or at all, and therefore conservatively manages its cash balances and proceeds from asset sales in order to maintain the capital needed to fund its operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In conjunction with the redevelopment and re-tenanting of various shopping centers, the Company had entered into commitments with general contractors aggregating approximately $0.1 million for its properties (excluding Curbline redevelopment noted below) as of March 31, 2026. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through cash on hand, operating cash flows or asset sales. These contracts typically can be changed or terminated without penalty.

Additionally, the Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of March 31, 2026, such redevelopment projects were estimated to cost $15.4 million to complete.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At March 31, 2026, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.3 million related to the maintenance of its properties and general and administrative expenses.

ECONOMIC CONDITIONS

The Company continues to witness retailer demand for space at shopping centers located in communities exhibiting favorable demographics, population growth and limited new construction of competing retail properties, though leasing conditions at certain of the Company’s remaining wholly-owned properties are challenged by local conditions, existing vacancy and other property-specific complexities.

The Company generally benefits from a diversified tenant base, where only four tenants’ annualized base rent equals or exceeds 3% of the Company’s annualized base rent plus the Company’s proportionate share of unconsolidated joint venture annualized base rent. Other significant national tenants generally have relatively strong financial positions, have outperformed other retail categories over time and the Company believes remain well-capitalized. Historically, these national tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. The majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, versus discretionary items, which the Company believes will enable many of its tenants to outperform under a variety of economic conditions. The Company has relatively little reliance on overage or percentage rents generated by tenant sales performance.

The threat of increasing inflation, changing interest rates, political tensions, uncertainty over tariff policy, concerns over consumer confidence and the volatility of global capital markets pose risks to the U.S. economy, retail sales, and the Company’s tenants. In addition to these macroeconomic challenges, the retail sector has been affected by changing consumer behaviors, including the competitive nature of the retail business and the competition for the share of the consumer wallet. The Company routinely monitors the credit profiles of its tenants and analyzes the possible impact of any potential tenant credit issues on the financial statements of the Company and its unconsolidated joint ventures. In some cases, changing conditions have resulted in weaker retailers and retail categories losing market share and declaring bankruptcy and/or closing stores. However, other retailers, specifically those in the value and convenience category, continue to launch new concepts and expand their store fleets in communities with attractive demographics. As a result, the Company believes that its prospects (and the prospects of purchasers of its properties) to backfill spaces vacated by non-renewing or bankrupt tenants are generally good, though such re-tenanting efforts would likely require additional capital expenditures and the opportunities to lease any vacant theater spaces may be more limited. However, there can be no assurance that existing or additional vacancies in the Company’s portfolio will not adversely affect the Company’s operating results or the valuation of its properties (see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025).

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements relating to future capital expenditures, financing sources, dispositions, the resolution of joint ventures, distributions to shareholders, and the Company’s wind-up strategy and costs and expenses relating thereto. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk through its unconsolidated joint ventures. At March 31, 2026 and December 31, 2025, the Company had no outstanding consolidated debt. The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	March 31, 2026				December 31, 2025
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$370.2	$74.0	2.8	6.4%	$369.3	$73.9	3.0	6.4%
Variable-Rate Debt	$—	$—	—	—	$59.9	$29.8	0.9	5.0%

An estimate of the effect of a 100 basis-point increase at March 31, 2026 and December 31, 2025, is summarized as follows (in millions):

	March 31, 2026			December 31, 2025
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company’s proportionate share of joint venture fixed-rate debt	$74.0	$75.2	$73.4	$73.9	$75.7	$73.7

The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2026, the Company had no other material exposure to market risk.

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

During the three months ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
January 1–31, 2026	—	$—	—	$—
February 1–28, 2026	—	—	—	—
March 1–31, 2026	—	—	—	—
Total	—	$—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of March 31, 2026, the Company had repurchased 0.5 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-47551, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2026 and 2025, (iii) Consolidated Statements of Equity for the Three Months Ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Jeffrey A. Scott
		Name:	Jeffrey A. Scott
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 7, 2026