Form 10-Q
period 2026-06-30
SITE Centers Corp.
filed 2026-08-03
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026 the registrant had 52,475,339 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2026

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Land	$20,346	$47,182
Buildings	113,610	338,527
Fixtures and tenant improvements	76,561	170,247
	210,517	555,956
Less: Accumulated depreciation	(131,601)	(332,774)
	78,916	223,182
Construction in progress and land	548	2,554
Total real estate assets, net	79,464	225,736
Investments in and advances to joint ventures	26,396	27,676
Cash and cash equivalents	238,926	119,034
Restricted cash	2,415	3,781
Accounts receivable	7,662	13,015
Amounts receivable from Curbline	397	902
Other assets, net	10,034	28,593
Total assets	$365,294	$418,737
Liabilities and Equity
Amounts payable to Curbline	9,420	22,107
Accounts payable and other liabilities	20,924	61,865
Dividends payable	52,691	—
Total liabilities	83,035	83,972
Commitments and contingencies
SITE Centers Equity
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,480,384 and 52,467,187 shares issued at June 30, 2026 and December 31, 2025, respectively	5,248	5,247
Additional paid-in capital	3,981,441	3,981,084
Accumulated distributions in excess of net income	(3,704,395)	(3,651,338)
Less: Common shares in treasury at cost: 5,510 and 4,847 shares at June 30, 2026 and December 31, 2025, respectively	(35)	(228)
Total equity	282,259	334,765
	$365,294	$418,737

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2026	2025
Revenues from operations:
Rental income	$6,847	$30,662
Fee and other income	3,846	2,808
	10,693	33,470
Rental operation expenses:
Operating and maintenance	3,776	6,457
Real estate taxes	1,173	4,690
Impairment charges	1,000	—
General and administrative	9,229	9,418
Depreciation and amortization	3,894	12,921
	19,072	33,486
Other income (expense):
Interest expense	—	(5,304)
Interest income	1,615	722
Debt extinguishment costs	—	(504)
Other income (expense), net	(1,777)	(1,383)
	(162)	(6,469)
Loss before earnings from equity method investments and other items	(8,541)	(6,485)
Equity in net loss of joint ventures	(449)	(68)
Gain on disposition of real estate, net	7,804	53,236
(Loss) income before tax expense	(1,186)	46,683
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(118)	(179)
Net (loss) income	$(1,304)	$46,504

Per share data:
Basic:	$(0.03)	$0.88
Diluted:	$(0.03)	$0.88

Net (loss) income	$(1,304)	$46,504
Amount reclassified to earnings - cash flow hedges	—	(701)
Comprehensive (loss) income	$(1,304)	$45,803

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2026	2025
Revenues from operations:
Rental income	$16,088	$62,112
Fee and other income	7,621	13,981
	23,709	76,093
Rental operation expenses:
Operating and maintenance	7,069	13,589
Real estate taxes	2,815	9,411
Impairment charges	18,450	—
General and administrative	18,128	18,813
Depreciation and amortization	8,911	26,173
	55,373	67,986
Other income (expense):
Interest expense	—	(10,766)
Interest income	2,806	1,083
Debt extinguishment costs	—	(504)
Other income (expense), net	(2,771)	(2,239)
	35	(12,426)
Loss before earnings from equity method investments and other items	(31,629)	(4,319)
Equity in net loss of joint ventures	(601)	(29)
Gain on sale of joint venture interests	19,989	—
Gain on disposition of real estate, net	11,811	54,265
(Loss) income before tax benefit (expense)	(430)	49,917
Tax benefit (expense) of taxable REIT subsidiary and state franchise and income taxes	64	(328)
Net (loss) income	$(366)	$49,589

Per share data:
Basic:	$(0.01)	$0.94
Diluted:	$(0.01)	$0.94

Net (loss) income	$(366)	$49,589
Amount reclassified to earnings - cash flow hedges	—	(1,280)
Comprehensive (loss) income	$(366)	$48,309

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2025	$5,247	$3,981,084	$(3,651,338)	$—	$—	$(228)	$334,765
Stock-based compensation, net	1	53	—	—	—	193	247
Comprehensive income	—	—	938	—	—	—	938
Balance, March 31, 2026	5,248	3,981,137	(3,650,400)	—	—	(35)	335,950
Stock-based compensation, net	—	304	—	—	—	—	304
Dividend declared	—	—	(52,691)	—	—	—	(52,691)
Comprehensive loss	—	—	(1,304)	—	—	—	(1,304)
Balance, June 30, 2026	$5,248	$3,981,441	$(3,704,395)	$—	$—	$(35)	$282,259

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2024	$5,247	$3,981,597	$(3,473,458)	$8,041	$5,472	$(10,155)	$516,744
Stock-based compensation, net	—	(701)	—	(45)	—	1,113	367
Comprehensive income (loss)	—	—	3,085	—	(579)	—	2,506
Balance, March 31, 2025	5,247	3,980,896	(3,470,373)	7,996	4,893	(9,042)	519,617
Stock-based compensation, net	—	316	—	—	—	—	316
Termination of deferred compensation plan	—	—	—	(7,996)	—	7,996	—
Dividends declared	—	—	(79,054)	—	—	—	(79,054)
Comprehensive income (loss)	—	—	46,504	—	(701)	—	45,803
Balance, June 30, 2025	$5,247	$3,981,212	$(3,502,923)	$—	$4,192	$(1,046)	$486,682

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months
	Ended June 30,
	2026	2025
Cash flow from operating activities:
Net (loss) income	$(366)	$49,589
Adjustments to reconcile net (loss) income to net cash flow (used for) provided by operating activities:
Depreciation and amortization	8,911	26,173
Stock-based compensation	586	701
Amortization and write-off of debt issuance costs, commitment fees and fair market value of debt adjustments	—	1,891
Equity in net loss of joint ventures	601	29
Gain on sale of joint venture interests	(19,989)	—
Gain on disposition of real estate, net	(11,811)	(54,265)
Impairment charges	18,450	—
Operating cash distributions from joint ventures	—	61
Loss on abandoned tenant lease costs	—	911
Net change in accounts receivable	2,512	6,308
Net change in accounts payable and accrued expenses	(13,829)	(3,176)
Net change in other operating assets and liabilities	480	(5,289)
Total adjustments	(14,089)	(26,656)
Net cash flow (used for) provided by operating activities	(14,455)	22,933
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(4,002)	(5,013)
Proceeds from disposition of real estate	116,315	91,420
Proceeds from disposition of joint venture	20,713	—
Distributions from unconsolidated joint venture	—	439
Equity contributions to joint ventures	(10)	(8)
Net cash flow provided by investing activities	133,016	86,838
Cash flow from financing activities:
Repayment of mortgage debt	—	(14,724)
Payment of debt issuance costs	—	(6)
Payment of debt extinguishment costs	—	(92)
Repurchase of common shares in conjunction with equity award plans	(35)	(93)
Net cash flow used for financing activities	(35)	(14,915)

Net increase in cash, cash equivalents and restricted cash	118,526	94,856
Cash, cash equivalents and restricted cash, beginning of period	122,815	67,666
Cash, cash equivalents and restricted cash, end of period	$241,341	$162,522

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Disposition of Real Estate

For the three and six months ended June 30, 2026, the Company received gross proceeds of $61.1 million and $135.6 million from the sale of two and four wholly-owned shopping centers resulting in a gain on disposition of $7.1 million and $10.5 million, respectively. In addition, the Company sold its partnership interests in the RVIP IIIB joint venture that owned Deer Park Town Center to the Company’s joint venture partner for approximately $20.8 million prior to closing costs, resulting in a gain of $20.0 million.

For both the three and six months ended June 30, 2025, the Company received gross proceeds of $95.3 million from the sale of two wholly-owned shopping centers resulting in a gain on disposition of $51.5 million. In addition, the Company recorded $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2026	2025
Accounts payable related to construction in progress	$—	$1.3
Dividends declared, but not paid	52.7	79.1

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

2.
Investments in and Advances to Joint Ventures

At June 30, 2026 and December 31, 2025, the Company had ownership interests in unconsolidated joint ventures that had investments in ten and 11 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint ventures is as follows (in thousands):

	June 30, 2026	December 31, 2025
Condensed Combined Balance Sheets
Land	$148,968	$159,567
Buildings	418,535	497,973
Fixtures and tenant improvements	44,723	70,903
	612,226	728,443
Less: Accumulated depreciation	(124,234)	(190,020)
	487,992	538,423
Construction in progress and land	24	15
Real estate, net	488,016	538,438
Cash and restricted cash	21,337	28,254
Receivables, net	7,806	10,497
Other assets, net	7,880	8,837
	$525,039	$586,026

Mortgage debt	$371,136	$429,196
Amounts payable to SITE Centers	1,602	1,846
Other liabilities	25,497	31,577
	398,235	462,619
Accumulated equity	126,804	123,407
	$525,039	$586,026

Company's share of accumulated equity	$25,361	$23,306
Basis differentials	(567)	2,524
Amounts payable to the Company	1,602	1,846
Investments in and advances to joint ventures	$26,396	$27,676

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Condensed Combined Statements of Operations
Revenues from operations	$16,014	$20,629	$33,267	$41,554
Expenses from operations:
Operating expenses	4,122	4,904	8,471	10,086
Depreciation and amortization	5,769	6,340	10,914	12,384
Interest expense	7,083	8,080	14,255	16,088
Other expense, net	1,205	1,394	2,433	2,782
	18,179	20,718	36,073	41,340
(Loss) income before loss on disposition of real estate	(2,165)	(89)	(2,806)	214
Gain on disposition of real estate, net	—	5	—	1
(Loss) income attributable to unconsolidated joint ventures	$(2,165)	$(84)	$(2,806)	$215
Company's share of equity in net (loss) income of joint ventures	$(433)	$(52)	$(569)	$2
Basis differential adjustments(A)	(16)	(16)	(32)	(31)
Equity in net loss of joint ventures	$(449)	$(68)	$(601)	$(29)
(A)
The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials.

Revenues earned by the Company for providing asset management, property management and leasing and development services to the Company’s unconsolidated joint ventures were $1.1 million and $1.2 million and $2.3 million and $2.4 million for the three and six months ended June 30, 2026 and 2025, respectively.

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	June 30, 2026
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$8,244	$(7,464)	$780
Above-market leases	133	(110)	23
Lease origination costs	1,088	(1,060)	28
Tenant relationships	4,029	(4,029)	-
Total intangible assets, net	13,494	(12,663)	831
Operating lease ROU assets			4,139
Other assets:
Prepaid expenses			2,720
Other assets			753
Deposits			1,591
Total other assets, net			$10,034
	Liability	Accumulated Amortization	Net
Below-market leases(A)	$4,157	$(711)	$3,446
(A)
Includes $1.2 million related to a below-market lease option for the Company’s Beachwood headquarters included in the Shared Services Agreement with Curbline Properties (Note 5).

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$16,472	$(12,209)	$4,263
Above-market leases	510	(290)	220
Lease origination costs	2,091	(1,748)	343
Tenant relationships	11,339	(8,658)	2,681
Total intangible assets, net	30,412	(22,905)	7,507
Operating lease ROU assets			14,700
Other assets:
Prepaid expenses			3,837
Other assets			737
Deposits			1,812
Total other assets, net			$28,593
	Liability	Accumulated Amortization	Net
Below-market leases	$6,613	$(1,943)	$4,670

Amortization for the three and six months ended June 30, 2026 and 2025 related to the Company’s intangibles was as follows (in thousands):

Period	Income	Expense
Three months ended June 30, 2026	$36	$125
Three months ended June 30, 2025	166	639
Six months ended June 30, 2026	120	457
Six months ended June 30, 2025	306	1,472

4.
Leases

The disaggregation of the Company’s lease income, which is included in Rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in FASB Accounting Standards Codification 842, for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Rental income:
Fixed lease income(A)	$4,846	$22,332	$11,539	$45,296
Variable lease income(B)	2,086	7,936	4,514	16,390
Above-market and below-market leases amortization, net	36	166	120	306
Adjustments for potentially uncollectible revenues and disputed amounts(C)	(121)	228	(85)	120
Total rental income	$6,847	$30,662	$16,088	$62,112
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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of June 30, 2026, such redevelopment projects were estimated to cost $8.5 million to complete, which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

Shared Services Agreement

The fair value of the services provided by the Company to Curbline Properties in excess of the fees and the fair value of the services received by the Company from Curbline Properties is reflected as $1.7 million and $3.5 million of additional fee income within Fee and other income and within Other income (expense), net in the Company’s consolidated statements of operations for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

The Shared Services Agreement provides Curbline Properties the right to use the Company’s office space in New York, New York. This arrangement is considered an embedded lease based on the criteria specified in Topic 842. The sublease income received under the Shared Services Agreement of $0.4 million and $0.8 million is included in Rental income on the Company’s consolidated statements of operations for both the three and six months ended June 30, 2026 and 2025, respectively.

Summary

The Company recorded in Fee and other income on the Company’s consolidated statements of operations a cash fee of $1.2 million and $2.3 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively, which represents 2% of Curbline’s gross revenue and $1.7 million and

$3.5 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, for the incremental fair value of services provided to Curbline offset by an embedded lease charge of $0.4 million and $0.8 million for both the three and six months ended June 30, 2026 and 2025, respectively. Amounts payable to Curbline as of June 30, 2026 and December 31, 2025, under the agreements described above, aggregated $9.4 million and $22.1 million, respectively (including obligations to complete redevelopments). Amounts receivable from Curbline as of June 30, 2026 and December 31, 2025 were $0.4 million and $0.9 million, respectively.

6.
Impairment Charges

For the three and six months ended June 30, 2026, the Company recorded impairment charges aggregating $1.0 million and $18.5 million based on the difference between the carrying value of the assets and the estimated fair market value. The impairment charges recorded were triggered by purchase offers received.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge for the six months ended June 30, 2026. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
June 30, 2026
Long-lived assets held and used	$—	$—	$32.2	$32.2	$18.5

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at	Valuation
Description	June 30, 2026	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$32.2	Indicative Bid	Indicative Bid(A)	N/A
(A)
Fair value measurements based upon indicative bids and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

7.
Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Numerators – Basic and Diluted
Net (loss) income	$(1,304)	$46,504	$(366)	$49,589
Earnings attributable to unvested shares	(217)	(386)	(217)	(386)
Net (loss) income after allocation to participating securities	$(1,521)	$46,118	$(583)	$49,203
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	52,475	52,445	52,471	52,440
Earnings Per Share:
Basic	$(0.03)	$0.88	$(0.01)	$0.94
Diluted	$(0.03)	$0.88	$(0.01)	$0.94

Basic average shares outstanding do not include Restricted Stock units (“RSUs”) representing 0.2 million and 0.3 million common shares that were not vested at June 30, 2026 and 2025, respectively. Dividend equivalents are paid on the outstanding RSUs, which makes these shares participating securities.

Common Share Dividends

The Company declared a special cash dividend of $1.00 per common share for the three and six months ended June 30, 2026 which was paid in July 2026. The Company declared a special cash dividend of $1.50 per common share for the three and six months ended June 30, 2025 which was paid in July 2025.

8.
Subsequent Events

In July 2026, the Company sold one property (Meadowmont Market, Chapel Hill, North Carolina) and a land parcel in Freehold, New Jersey for aggregate gross sales prices of approximately $11.5 million.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”) in the business of owning, leasing, redeveloping, and managing shopping centers. As of June 30, 2026, the Company’s portfolio consisted of 14 shopping centers (including 10 shopping centers owned through the Dividend Trust Portfolio (“DTP”), an unconsolidated joint venture). At June 30, 2026, the Company owned approximately 3.9 million square feet of gross leasable area (“GLA”) through all its shopping center properties (wholly-owned and joint venture). In addition, the Company owns two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA, a portion of which currently serves as the Company’s headquarters.

The following provides an overview of the Company’s key financial metrics (see Non-GAAP Financial Measures described later in this section) (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(1,304)	$46,504	$(366)	$49,589
FFO	$(4,551)	$6,935	$(5,727)	$22,959
Operating FFO	$(4,569)	$8,347	$(6,453)	$16,629
Earnings per share – Diluted	$(0.03)	$0.88	$(0.01)	$0.94

For the six months ended June 30, 2026, the decrease in Net (loss) income, as compared to the prior-year period, primarily was the result of impairment charges, a decrease in rental income as a result of property dispositions, a decrease in gains on the disposition of real estate and a decrease in condemnation revenue, partially offset by the gain on the sale of joint venture interests, an increase in interest income and decreases in interest expense and depreciation and amortization expense.

SITE Centers Strategy

The Company continues to pursue the monetization of its investment in the DTP joint venture and the sale of its remaining wholly-owned properties, though no assurances can be given that such efforts will result in additional asset sales. The Company has entered into agreements to sell Shoppes at Paradise Pointe (Fort Walton Beach, Florida) and The Maxwell (Chicago, Illinois) for approximately $8.4 million and $15.3 million in cash, respectively, subject to adjustment for certain closing pro-rations, allocations and credits. The general due diligence period has expired under both of these sale agreements and the closings are expected to occur by the end of the third quarter of 2026. These closings remain subject to customary conditions, including, but not limited to, delivery of estoppel letters from tenants, the accuracy of the Company’s representations in all material respects and the absence of material casualty or condemnation events.

The timing of remaining asset sales may be impacted by general economic conditions, local conditions in the markets in which the Company’s remaining properties are situated and other property-specific considerations. Prospects for selling the retail condominium units that comprise The Blocks (Portland, Oregon) may be impacted by challenging local conditions and vacancy, and timing and the amount of proceeds from the sale of the Company’s corporate headquarters (Beachwood, Ohio) may be impacted by Curbline Properties Corp.’s (“Curbline Properties” or “Curbline”) contractual option to lease space in the buildings.

The Company’s ability and timing to monetize the value of its investment in the DTP joint venture may be impacted by the degree of cooperation of the joint venture partner and the limited rights afforded the Company under the joint venture agreement (including the requirement that the Company obtain the joint venture partner’s consent to the sale of individual joint venture properties or to the Company’s sale of its interests in the joint venture). The Company is in discussions with its joint venture partner and continues to maintain an elevated cash balance in order to maximize the Company’s alternatives for monetizing its joint venture investment. On June 29, 2026, the Company delivered a buy-sell notice to its partner under the joint venture agreement. Pursuant to the terms of the joint venture agreement, unless an alternative consensual resolution is agreed between the Company and its partner, the partner is required to inform the Company by August 31, 2026 of its decision to either purchase the Company’s 20% interest in the joint venture for a price of approximately $32.4 million or sell its 80% interest in the joint venture to the Company for a price of approximately $129.6 million. Pursuant to the terms of the joint venture agreement, closing of the transaction should occur no later than October 15, 2026. No assurances can be given that the partner will comply with the terms of the joint venture agreement or perform its obligations under the joint venture agreement with respect to the buy-sell notice. With its partner’s consent, the Company may continue to explore the sale of its interests in the joint venture to third parties as an alternative to completing the buy-sell transaction.

The Company expects to use proceeds from additional asset sales to pay operating expenses, manage overall liquidity levels, make distributions to shareholders and establish a reserve fund to satisfy projected expenses and known and unknown claims that might arise during the anticipated wind-up of its business. The Company expects to incur significant expenses in connection with the eventual wind-up of its business, including but not limited to employee severance costs, discretionary bonuses upon completion of the sales process, costs to terminate office leases, licenses and other operating contracts, professional fees (including fees of accountants and law firms), costs to comply with ongoing reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) (until such time as the Company qualifies for relief therefrom), insurance premiums and potential deductibles (including with respect to a “tail” insurance policy for directors and officers), vendor expenses, costs to resolve and streamline the Company’s subsidiaries and corporate structure and any claims arising under sale agreements for completed dispositions.

For risks related to the Company’s strategy, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company expects that rental income and net income will decrease in future periods as compared to corresponding prior year periods as a result of the significant disposition activity and declining property revenues. However, the Company’s general and administrative expenses will remain elevated prior to the expected termination of the Shared Services Agreement on October 1, 2027 as a result of the contractual obligations and services owing to Curbline thereunder.

Transaction and Capital Market Highlights

Transaction and capital market highlights through July 31, 2026 include the following:

•
Sold five wholly-owned shopping centers and a land parcel for aggregate sales prices of $147.0 million; and
•
Paid a special cash dividend of $1.00 per common share on July 31, 2026.
•
Sold the Company’s interests in the RVIP IIIB joint venture that owned Deer Park Town Center (Deer Park, Illinois).

Operations

Operational data for the Company’s retail portfolio at June 30, 2026, include the following:

•
Total portfolio average annualized base rent per square foot was $18.40 at June 30, 2026, as compared to $22.61 at December 31, 2025 and $19.83 at June 30, 2025, all on a pro rata basis, respectively and
•
The aggregate occupancy of the Company’s operating shopping center portfolio was 81.1% at June 30, 2026, as compared to 85.9% at December 31, 2025 and 87.5% at June 30, 2025, all on a pro rata basis.

The comparability of year-over-year operating metrics has been increasingly impacted by the level and composition of the Company’s disposition activities and the reduced size of the Company’s portfolio.

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2025, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Rental income(A)	$6,847	$30,662	$(23,815)
Fee and other income	3,846	2,808	1,038
Total revenues	$10,693	$33,470	$(22,777)

	Six Months
	Ended June 30,
	2026	2025	$ Change
Rental income(A)	$16,088	$62,112	$(46,024)
Fee and other income(B)	7,621	13,981	(6,360)
Total revenues	$23,709	$76,093	$(52,384)
(A)
The following table summarizes the key components of Rental income (in thousands):

	Three Months
	Ended June 30,
Contractual Lease Payments	2026	2025	$ Change
Base and percentage rental income	$5,089	$22,145	$(17,056)
Recoveries from tenants	1,708	7,900	(6,192)
Uncollectible revenue	(121)	228	(349)
Lease termination fees, ancillary and other rental income	171	389	(218)
Total contractual lease payments	$6,847	$30,662	$(23,815)

	Six Months
	Ended June 30,
Contractual Lease Payments	2026	2025	$ Change
Base and percentage rental income(1)	$11,891	$44,900	$(33,009)
Recoveries from tenants(2)	3,838	16,302	(12,464)
Uncollectible revenue(3)	(85)	120	(205)
Lease termination fees, ancillary and other rental income	444	790	(346)
Total contractual lease payments	$16,088	$62,112	$(46,024)
(1)
The changes in base and percentage rental income were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$—
Disposition of shopping centers	(33.0)
Straight-line rents	—
Total	$(33.0)

At June 30, 2026 and 2025, the Company owned four and 20 wholly-owned retail properties as of each balance sheet date that had an aggregate occupancy rate of 66.9% and 87.2% and an average annualized base rent per occupied square foot of $24.12 and $20.01, respectively. The decrease in occupancy rate and increase in average annualized base rent per occupied square foot was due to a combination of transactional activity, the mix of properties sold and overall decreases in occupancy.

(2)
Recoveries from tenants were approximately 38.8% and 70.9% of operating expenses and real estate taxes for the six months ended June 30, 2026 and 2025, respectively. The decrease in the recovery percentage was due to a combination of transactional activity, the mix of properties sold and overall decreases in occupancy.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.
(B)
The decrease in Fee and other income primarily resulted from $8.4 million of other property revenue recorded during the six months ended June 30, 2025 in conjunction with the resolution of the condemnation proceedings with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe partially offset by the increase in fees from Curbline Properties. Fee and other income is primarily earned from Curbline Properties and the Company’s unconsolidated joint ventures.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Operating and maintenance	$3,776	$6,457	$(2,681)
Real estate taxes	1,173	4,690	(3,517)
Impairment charges	1,000	—	1,000
General and administrative	9,229	9,418	(189)
Depreciation and amortization	3,894	12,921	(9,027)
	$19,072	$33,486	$(14,414)

	Six Months
	Ended June 30,
	2026	2025	$ Change
Operating and maintenance(A)	$7,069	$13,589	$(6,520)
Real estate taxes(A)	2,815	9,411	(6,596)
Impairment charges(B)	18,450	—	18,450
General and administrative	18,128	18,813	(685)
Depreciation and amortization(A)	8,911	26,173	(17,262)
	$55,373	$67,986	$(12,613)
(A)
The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$1.2	$0.1	$(0.8)
Disposition of shopping centers	(7.7)	(6.7)	(16.5)
	$(6.5)	$(6.6)	$(17.3)

(B)
The Company recorded $18.5 million of impairment charges for the six months ended June 30, 2026 triggered by purchase offers received. Impairment charges are presented in Note 6, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Interest expense	$—	$(5,304)	$5,304
Interest income	1,615	722	893
Debt extinguishment costs	—	(504)	504
Other income (expense), net	(1,777)	(1,383)	(394)
	$(162)	$(6,469)	$6,307

	Six Months
	Ended June 30,
	2026	2025	$ Change
Interest expense(A)	$—	$(10,766)	$10,766
Interest income(B)	2,806	1,083	1,723
Debt extinguishment costs	—	(504)	504
Other income (expense), net(C)	(2,771)	(2,239)	(532)
	$35	$(12,426)	$12,461

(A)
As of June 30, 2026, the Company had no outstanding indebtedness. As of June 30, 2025, the Company’s consolidated indebtedness consisted of a cross-collateralized mortgage facility and a mortgage loan encumbering Nassau Park Pavilion with an aggregate outstanding balance of $292.0 million and a weighted-average interest rate (based on contractual rates excluding amortization of debt issuance costs) of 6.9% per annum.
(B)
Related to excess cash as a result of sale proceeds maintained in money market accounts.
(C)
Primarily consists of the adjustment to reflect the fair value of services provided to Curbline Properties relative to the fees and fair value of services received from Curbline Properties under the Shared Services Agreement.

Other Items (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Equity in net loss of joint ventures	$(449)	$(68)	$(381)
Gain on disposition of real estate, net	7,804	53,236	(45,432)
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(118)	(179)	61

	Six Months
	Ended June 30,
	2026	2025	$ Change
Equity in net loss of joint ventures(A)	$(601)	$(29)	$(572)
Gain on sale of joint venture interests(B)	19,989	—	19,989
Gain on disposition of real estate, net(C)	11,811	54,265	(42,454)
Tax benefit (expense) of taxable REIT subsidiary and state franchise and income taxes	64	(328)	392

(A)
At June 30, 2026 and 2025, the Company had an economic investment in unconsolidated joint ventures which owned ten and 11 shopping center properties, respectively. The termination of the Company’s remaining joint venture or joint venture property sales could significantly impact the amount of income or loss recognized in future periods. See Note 2, “Investments in and Advances to Joint Ventures,” in the Company’s consolidated financial statements included herein.
(B)
In 2026, the Company sold its partnership interests in the RVIP IIIB joint venture that owned Deer Park Town Center (Deer Park, Illinois).
(C)
The Company sold four and two wholly-owned shopping centers in the periods ended June 30, 2026 and 2025, respectively.

Net Income (in thousands)

	Three Months
	Ended June 30,
	2026	2025	$ Change
Net (loss) income	$(1,304)	$46,504	$(47,808)

	Six Months
	Ended June 30,
	2026	2025	$ Change
Net (loss) income	$(366)	$49,589	$(49,955)

The decrease in net income in the period ended June 30, 2026, as compared to the prior-year period, primarily was the result of impairment charges, a decrease in rental income as a result of property dispositions, a decrease in gains on the disposition of real estate and a decrease in condemnation revenue, partially offset by the gain on the sale of joint venture interests, an increase in interest income and decreases in interest expense and depreciation and amortization expense.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended June 30,
	2026	2025	$ Change
FFO	$(4,551)	$6,935	$(11,486)
Operating FFO	(4,569)	8,347	(12,916)

	Six Months
	Ended June 30,
	2026	2025	$ Change
FFO	$(5,727)	$22,959	$(28,686)
Operating FFO	(6,453)	16,629	(23,082)

The decrease in FFO for the period ended June 30, 2026, as compared to the prior-year period, was primarily attributable to the net impact of property dispositions and condemnation revenue recorded in the prior-year period, partially offset by an increase in interest income and a decrease in interest expense. The decrease in Operating FFO generally was due to the net impact of property dispositions partially offset by decreased interest expense and an increase in interest income.

The Company’s reconciliation of net income computed in accordance with GAAP to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(1,304)	$46,504	$(366)	$49,589
Depreciation and amortization of real estate investments	2,387	12,054	5,720	24,468
Equity in net loss of joint ventures	449	68	601	29
Joint ventures’ FFO(A)	721	1,545	1,668	3,138
Impairment of real estate	1,000	—	18,450	—
Gain on sale of joint venture interests	—	—	(19,989)	—
Gain on disposition of real estate, net	(7,804)	(53,236)	(11,811)	(54,265)
FFO attributable to common shareholders	(4,551)	6,935	(5,727)	22,959
Transaction and other	(18)	1,252	(821)	1,374
Condemnation revenue	—	—	—	(8,379)
Separation and other charges	—	160	95	675
Non-operating items, net	(18)	1,412	(726)	(6,330)
Operating FFO	$(4,569)	$8,347	$(6,453)	$16,629
(A)
At June 30, 2026 and 2025, the Company had an economic investment in unconsolidated joint ventures which owned ten and 11 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to unconsolidated joint ventures	$(2,165)	$(84)	$(2,806)	$215
Depreciation and amortization of real estate investments	5,769	6,340	10,914	12,384
Gain on disposition of real estate, net	—	(5)	—	(1)
FFO	$3,604	$6,251	$8,108	$12,598
FFO at SITE Centers’ ownership interests	$721	$1,545	$1,668	$3,138
Operating FFO at SITE Centers’ ownership interests	$721	$1,545	$1,668	$3,138

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, redevelopment activities and capital expenditures. The Company’s primary capital sources include cash on hand, cash flow from operations and proceeds from ongoing asset sales. The Company does not maintain a revolving credit facility and therefore plans to closely monitor and conservatively manage its liquidity and cash position as it pursues the sale of its remaining properties and monetization of its investment in the DTP joint venture and returns capital to shareholders. The Company expects to maintain sufficient cash reserves with proceeds from asset sales in order to satisfy any discharge expenses projected to be incurred, and to pay any unknown or contingency claims or obligations which might arise, during the subsequent wind-up of its operations. The Company also expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible purchase of its partner’s interest through the joint venture’s buy-sell provision.

At June 30, 2026, the Company had an unrestricted cash balance of $238.9 million. As of June 30, 2026, the Company anticipates that it has approximately $8.5 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement. The Company also paid a special cash dividend of $1.00 per share ($52.7 million in the aggregate) to common shareholders on July 31, 2026.

The Company had no consolidated indebtedness outstanding at June 30, 2026. As of June 30, 2026, the Company’s unconsolidated joint venture had $380.6 million of indebtedness ($76.1 million at SITE Centers’ share).

The Company believes it has sufficient liquidity to operate its business at this time.

Unconsolidated Joint Venture’s Mortgage Indebtedness – As of June 30, 2026

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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2026	2025
Cash flow (used for) provided by operating activities	$(14,455)	$22,933
Cash flow provided by investing activities	133,016	86,838
Cash flow used for financing activities	(35)	(14,915)

Changes in cash flow for the period ended June 30, 2026, compared to the prior comparable period are as follows:

Operating Activities: Cash provided by operating activities decreased by $37.4 million primarily due to lower net operating income as a result of disposition activity partially offset by an increase in interest income and a decrease in interest expense.

Investing Activities: Cash from investing activities increased by $46.2 million primarily due to increased proceeds from disposition of real estate of $24.9 million and increased proceeds from the disposition of unconsolidated joint venture interests of $20.7 million.

Financing Activities: Cash used for financing activities decreased by $14.9 million primarily due to scheduled principal payments made on the Company’s mortgage debt and required payments due to sales on the Company’s mortgage facility during the period ended June 30, 2025.

Dividend Distribution

The Company declared a special cash dividend of $52.7 million on the Company’s common shares during the six months ended June 30, 2026. The Company declared special cash dividends of $79.1 million on the Company’s common shares during the six months ended June 30, 2025.

The decision to declare and pay future dividends on the Company’s common shares, as well as the timing, amount and composition of any such future dividends, will be at the discretion of the Company’s Board of Directors. The Company does not currently expect to make regular quarterly dividend payments in the future. The Company expects that the frequency and timing of future dividends will be influenced by operations, sales of its remaining assets and the resolution of the DTP joint venture, though the Company plans to closely monitor and conservatively manage its cash position in order to maintain sufficient cash reserves to satisfy and discharge expenses projected to be incurred, and any unknown or contingency claims or obligations which might arise, during the subsequent wind-up of its operations. The Company also expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible purchase of its partner’s interests through the joint venture’s buy-sell provision.

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

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of June 30, 2026, the Company had repurchased an aggregate of 0.5 million of its common shares under this program at an aggregate cost of $26.6 million.

SOURCES AND USES OF CAPITAL

The Company remains committed to maintaining sufficient liquidity in order to fund its operating expenses, capital expenditures and expenses and liabilities to be incurred during the wind-up of its operations. The Company’s primary capital sources include cash on hand, cash flow from operations and proceeds from sales of its remaining wholly-owned properties and monetization of its investment in the DTP joint venture. The Company does not maintain a revolving credit facility and therefore plans to closely monitor and conservatively manage its cash position and expects to maintain an elevated cash balance pending resolution of the DTP joint venture in order to maximize the Company’s alternatives for monetizing its joint venture investment, including through the possible purchase of its partner’s interests through the joint venture’s buy-sell provision.

Future Sales of Wholly-Owned Properties

The Company continues to pursue the sale of its remaining wholly-owned properties, though no assurances can be given that such efforts will result in additional asset sales. The timing of asset sales may be impacted by general economic conditions, local conditions in the markets in which the Company’s remaining properties are situated and other property-specific considerations.

DTP Joint Venture

The Company owns a 20% interest in, and acts as the general partner of, the DTP joint venture, a joint venture with certain Chinese institutional investors which owns ten shopping centers located in the United States aggregating approximately 3.4 million square feet of GLA. As of June 30, 2026, the joint venture’s properties were encumbered by a mortgage loan in the aggregate principal amount of approximately $380.6 million which matures on January 11, 2029. The terms of the joint venture agreement contain restrictions on when and how the Company can monetize the value of its interests in the joint venture and generally requires the partner’s consent in order for the Company to sell its interest in the joint venture or the underlying properties owned by the joint venture. The Company is in discussions with its joint venture partner and continues to maintain an elevated cash balance in order to maximize the Company’s alternatives for monetizing its joint venture investment. On June 29, 2026, the Company delivered a buy-sell notice to its partner under the joint venture agreement. Pursuant to the terms of the joint venture agreement, unless an alternative consensual resolution is agreed between the Company and its partner, the partner is required to inform the Company by August 31, 2026 of its decision to either purchase the Company’s 20% interest in the joint venture for a price of approximately $32.4 million or sell its 80% interest in the joint venture to the Company for a price of approximately $129.6 million. Pursuant to the terms of the joint venture agreement, closing of the transaction should occur no later than October 15, 2026. No assurances can be given that the partner will comply with the terms of the joint venture agreement or perform its obligations under the joint venture agreement with respect to the buy-sell notice. With its partner’s consent, the Company may continue to explore the sale of its interests in the joint venture to third parties as an alternative to completing the buy-sell transaction.

2026 Transactions Activity

Dispositions

From January 1, 2026 through July 31, 2026, the Company sold the following wholly-owned shopping centers and a land parcel (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
February 2026	FlatAcres MarketCenter	Parker, Colorado	136	$24,400
March 2026	3030 North Broadway	Chicago, Illinois	132	50,100
May 2026	Meadowmont Crossing	Chapel Hill, North Carolina	92	11,050
June 2026	The Pike Outlets	Long Beach, California	389	50,000
July 2026	Undeveloped land parcel	Freehold, New Jersey	—	450
July 2026	Meadowmont Market	Chapel Hill, North Carolina	49	11,000
			798	$147,000

Redevelopment Projects

At June 30, 2026, the estimated cost to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement was approximately $8.5 million.

CAPITALIZATION

At June 30, 2026, the Company’s capitalization consisted of $208.3 million of market equity (calculated as the number of common shares outstanding multiplied by $3.97, the closing price of the Company’s common shares on the New York Stock Exchange (the “NYSE”) at June 30, 2026).

The Company expects that the NYSE will commence the de-listing of the Company’s common shares from the exchange if (i) the average closing price of the Company’s common shares were to fall below $1.00 per share over a 30-consecutive-day trading period, (ii) the Company’s average market capitalization were to fall below $15 million over a 30‑consecutive-day trading period or (iii) the Company were to lose or terminate its REIT qualification (unless the Company then qualifies for an original listing as a corporation). The NYSE also has certain discretionary authority to de-list the Company’s common shares on an involuntary basis. The Company expects to voluntarily de-list its common shares from the NYSE as future distributions cause its stock price to approach levels that would trigger involuntary de-listing. If the Company’s common shares are de-listed, shareholders may have difficulty trading their common shares on the secondary market. De-listing would also eliminate the requirement that the Company’s Board of Directors be composed of a majority of independent directors.

The Company no longer maintains a revolving line of credit or an investment grade rating. The Company may not be able to obtain financing on favorable terms, or at all, and therefore conservatively manages its cash balances and proceeds from asset sales in order to maintain the capital needed to fund its operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of June 30, 2026, such redevelopment projects were estimated to cost $8.5 million to complete.

ECONOMIC CONDITIONS

The Company continues to pursue the sale of its remaining wholly-owned properties and the monetization of its investment in the DTP joint venture. Accordingly, the economic conditions most relevant to the Company are those affecting the commercial real estate transaction market, including purchaser demand, the availability and cost of acquisition financing, capitalization rates and other valuation metrics and local property-level conditions at the Company’s remaining assets.

Changes in interest rates, broader economic conditions, capital markets volatility and other factors may affect the timing of asset sales, the prices realized and the Company’s ability to complete its wind-up strategy. Tenant demand, tenant credit conditions and leasing activity remain relevant principally to the extent they affect property-level cash flows and the valuation of the Company’s remaining properties pending disposition.

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
•
The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company’s properties are dependent upon the successful operations and financial condition of its tenants, in particular its major tenants, and could be adversely affected by the bankruptcy of those tenants;
•
The Company may require greater time and financial resources to complete redevelopment projects (including construction obligations owing to Curbline Properties under the Separation and Distribution Agreement) as a result of various factors, many of which are beyond the Company’s control, resulting in increased construction costs;
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
•
The Company’s decision to dispose of real estate assets could result in material impairment charges and adversely affect the Company’s financial results;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk through its unconsolidated joint ventures. At June 30, 2026 and December 31, 2025, the Company had no outstanding consolidated debt. The Company’s unconsolidated joint ventures’ indebtedness at its carrying value is summarized as follows:

	June 30, 2026				December 31, 2025
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$371.1	$74.2	2.5	6.4%	$369.3	$73.9	3.0	6.4%
Variable-Rate Debt	$—	$—	—	—	$59.9	$29.8	0.9	5.0%

An estimate of the effect of a 100 basis-point increase at June 30, 2026 and December 31, 2025, is summarized as follows (in millions):

	June 30, 2026			December 31, 2025
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company’s proportionate share of joint venture fixed-rate debt	$74.2	$74.7	$73.0	$73.9	$75.7	$73.7

The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2026, the Company had no other material exposure to market risk.

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

During the three months ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
April 1–30, 2026	—	$—	—	$—
May 1–31, 2026	—	—	—	—
June 1–30, 2026	—	—	—	—
Total	—	$—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of June 30, 2026, the Company had repurchased 0.5 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Amended and Restated Code of Regulations of the Company[1]

10.1	Purchase Agreement, dated as of May 1, 2026, by and among DDR Urban LP, as Seller, and Pike Long Beach Owner, LLC, as Buyer[1]

10.2	First Amendment to Purchase Agreement, dated May 11, 2026, by and between DDR Urban LP, as Seller, and Pike Long Beach Owner LLC, as Buyer[1]

10.3	Second Amendment to Purchase Agreement, dated May 14, 2026, by and between DDR Urban LP, as Seller, and Pike Long Beach Owner LLC, as Buyer[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-47551, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2026 and 2025, (iii) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Jeffrey A. Scott
		Name:	Jeffrey A. Scott
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 3, 2026