Form 10-Q
period 2026-09-30
SITE Centers Corp.
filed 2026-11-02
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 52,492,781 shares of common stock, $0.10 par value per share, outstanding.

SITE Centers Corp.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2026

SITE Centers Corp.

CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Land	$5,111	$47,182
Buildings	65,474	338,527
Fixtures and tenant improvements	52,958	170,247
	123,543	555,956
Less: Accumulated depreciation	(80,760)	(332,774)
	42,783	223,182
Construction in progress and land	104	2,554
Total real estate assets, net	42,887	225,736
Investments in and advances to joint ventures	25,460	27,676
Cash and cash equivalents	200,207	119,034
Restricted cash	1,588	3,781
Accounts receivable	6,065	13,015
Amounts receivable from Curbline	455	902
Other assets, net	8,754	28,593
Real estate and other assets held for sale	15,092	—
Total assets	$300,508	$418,737
Liabilities and Equity
Amounts payable to Curbline	6,512	22,107
Accounts payable and other liabilities	15,632	61,865
Liabilities held for sale	1,211	—
Total liabilities	23,355	83,972
Commitments and contingencies
SITE Centers Equity
Common shares, with par value, $0.10 stated value; 75,000,000 shares authorized; 52,480,384 and 52,467,187 shares issued at September 30, 2026 and December 31, 2025, respectively	5,248	5,247
Additional paid-in capital	3,981,725	3,981,084
Accumulated distributions in excess of net income	(3,709,789)	(3,651,338)
Less: Common shares in treasury at cost: 5,045 and 4,847 shares at September 30, 2026 and December 31, 2025, respectively	(31)	(228)
Total equity	277,153	334,765
	$300,508	$418,737

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2026	2025
Revenues from operations:
Rental income	$4,471	$24,203
Fee and other income	4,091	2,897
	8,562	27,100
Rental operation expenses:
Operating and maintenance	1,712	5,505
Real estate taxes	647	3,895
Impairment charges	2,000	106,570
General and administrative	8,995	10,295
Depreciation and amortization	2,432	10,768
	15,786	137,033
Other income (expense):
Interest expense	—	(3,941)
Interest income	1,811	1,411
Debt extinguishment costs	—	(576)
Other income (expense), net	(1,577)	(831)
	234	(3,937)
Loss before earnings from equity method investments and other items	(6,990)	(113,870)
Equity in net loss of joint ventures	(147)	(499)
Gain on disposition of real estate, net	1,852	108,401
Loss before tax expense	(5,285)	(5,968)
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(109)	(190)
Net loss	$(5,394)	$(6,158)

Per share data:
Basic:	$(0.10)	$(0.13)
Diluted:	$(0.10)	$(0.13)

Net loss	$(5,394)	$(6,158)
Amount reclassified to earnings - cash flow hedges	—	(1,298)
Comprehensive loss	$(5,394)	$(7,456)

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited; in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2026	2025
Revenues from operations:
Rental income	$20,559	$86,315
Fee and other income	11,712	16,878
	32,271	103,193
Rental operation expenses:
Operating and maintenance	8,781	19,094
Real estate taxes	3,462	13,306
Impairment charges	20,450	106,570
General and administrative	27,123	29,108
Depreciation and amortization	11,343	36,941
	71,159	205,019
Other income (expense):
Interest expense	—	(14,707)
Interest income	4,617	2,494
Debt extinguishment costs	—	(1,080)
Other income (expense), net	(4,348)	(3,070)
	269	(16,363)
Loss before earnings from equity method investments and other items	(38,619)	(118,189)
Equity in net loss of joint ventures	(748)	(528)
Gain on sale of joint venture interests	19,989	—
Gain on disposition of real estate, net	13,663	162,666
(Loss) income before tax expense	(5,715)	43,949
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(45)	(518)
Net (loss) income	$(5,760)	$43,431

Per share data:
Basic:	$(0.11)	$0.80
Diluted:	$(0.11)	$0.80

Net (loss) income	$(5,760)	$43,431
Amount reclassified to earnings - cash flow hedges	—	(2,578)
Comprehensive (loss) income	$(5,760)	$40,853

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2025	$5,247	$3,981,084	$(3,651,338)	$—	$—	$(228)	$334,765
Stock-based compensation, net	1	357	—	—	—	193	551
Dividend declared	—	—	(52,691)	—	—	—	(52,691)
Comprehensive loss	—	—	(366)	—	—	—	(366)
Balance, June 30, 2026	5,248	3,981,441	(3,704,395)	—	—	(35)	282,259
Stock-based compensation, net	—	284	—	—	—	4	288
Comprehensive loss	—	—	(5,394)	—	—	—	(5,394)
Balance, September 30, 2026	$5,248	$3,981,725	$(3,709,789)	$—	$—	$(31)	$277,153

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Deferred Compensation Obligation	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total
Balance, December 31, 2024	$5,247	$3,981,597	$(3,473,458)	$8,041	$5,472	$(10,155)	$516,744
Stock-based compensation, net	—	(385)	—	(45)	—	1,113	683
Termination of deferred compensation plan	—	—	—	(7,996)	—	7,996	—
Dividend declared	—	—	(79,054)	—	—	—	(79,054)
Comprehensive income (loss)	—	—	49,589	—	(1,280)	—	48,309
Balance, June 30, 2025	5,247	3,981,212	(3,502,923)	—	4,192	(1,046)	486,682
Stock-based compensation, net	—	343	—	—	—	—	343
Dividend declared	—	—	(171,283)	—	—	—	(171,283)
Comprehensive loss	—	—	(6,158)	—	(1,298)	—	(7,456)
Balance, September 30, 2025	$5,247	$3,981,555	$(3,680,364)	$—	$2,894	$(1,046)	$308,286

The accompanying notes are an integral part of these consolidated financial statements.

SITE Centers Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months
	Ended September 30,
	2026	2025
Cash flow from operating activities:
Net (loss) income	$(5,760)	$43,431
Adjustments to reconcile net (loss) income to net cash flow (used for) provided by operating activities:
Depreciation and amortization	11,343	36,941
Stock-based compensation	878	1,044
Amortization and write-off of debt issuance costs, commitment fees and fair market value of debt adjustments	—	3,044
Equity in net loss of joint ventures	748	528
Gain on sale of joint venture interests	(19,989)	—
Gain on disposition of real estate, net	(13,663)	(162,666)
Impairment charges	20,450	106,570
Loss on abandoned tenant lease costs	—	911
Net change in accounts receivable	3,137	7,909
Net change in accounts payable and accrued expenses	(17,941)	(2,291)
Net change in other operating assets and liabilities	233	(7,337)
Total adjustments	(14,804)	(15,347)
Net cash flow (used for) provided by operating activities	(20,564)	28,084
Cash flow from investing activities:
Real estate developed and improvements to operating real estate	(4,604)	(9,325)
Proceeds from disposition of real estate	135,387	357,546
Proceeds from disposition of joint venture	20,713	—
Distributions from unconsolidated joint venture	800	500
Equity contributions to joint ventures	(22)	(9)
Net cash flow provided by investing activities	152,274	348,712
Cash flow from financing activities:
Repayment of mortgage debt	—	(55,481)
Payment of debt issuance costs	—	(6)
Payment of debt extinguishment costs	—	(228)
Repurchase of common shares in conjunction with equity award plans	(39)	(93)
Dividends paid	(52,691)	(250,336)
Net cash flow used for financing activities	(52,730)	(306,144)

Net increase in cash, cash equivalents and restricted cash	78,980	70,652
Cash, cash equivalents and restricted cash, beginning of period	122,815	67,666
Cash, cash equivalents and restricted cash, end of period	$201,795	$138,318

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Business and Financial Statement Presentation

Nature of Business

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”). As of September 30, 2026, the Company’s portfolio consisted of 12 retail centers (including 10 shopping centers owned through the Dividend Trust Portfolio (“DTP”), an unconsolidated joint venture), comprising approximately 3.7 million square feet of gross leasable area (“GLA”) (wholly-owned and joint venture). In addition, as of September 30, 2026, the Company owned two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA (approximately 217,000 leasable square feet), a portion of which serves as the Company’s headquarters. Unless otherwise provided, references herein to the Company or SITE Centers include SITE Centers Corp. and its wholly-owned subsidiaries.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in the real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of the joint ventures is included in consolidated net income (loss).

Disposition of Real Estate

For the three and nine months ended September 30, 2026, the Company received gross sales price of $19.9 million and $155.4 million from the sale of a land parcel and two and six wholly-owned shopping centers resulting in a gain on disposition of $1.9 million and $12.4 million, respectively. In addition, in January 2026, the Company sold its partnership interests in the RVIP IIIB joint venture that owned Deer Park Town Center to the Company’s joint venture partner for approximately $20.8 million prior to closing costs, resulting in a gain of $20.0 million.

For the three and nine months ended September 30, 2025, the Company received gross sales price of $277.2 million and $372.5 million from the sale of four and six wholly-owned shopping centers resulting in a gain on disposition of $108.2 million and $159.7 million, respectively. In addition, during the nine months ended September 30, 2025, the Company recorded $8.4 million of other property revenues in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2026	2025
Accounts payable related to construction in progress	$—	$0.9

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

2.
Investments in and Advances to Joint Ventures

At September 30, 2026 and December 31, 2025, the Company had ownership interests in unconsolidated joint ventures that had investments in ten and 11 shopping center properties, respectively. Condensed combined financial information of the Company’s unconsolidated joint ventures is as follows (in thousands):

	September 30, 2026	December 31, 2025
Condensed Combined Balance Sheets
Land	$148,968	$159,567
Buildings	418,599	497,973
Fixtures and tenant improvements	45,031	70,903
	612,598	728,443
Less: Accumulated depreciation	(128,585)	(190,020)
	484,013	538,423
Construction in progress and land	61	15
Real estate, net	484,074	538,438
Cash and restricted cash	21,629	28,254
Receivables, net	8,233	10,497
Other assets, net	6,918	8,837
	$520,854	$586,026

Mortgage debt	$372,083	$429,196
Amounts payable to SITE Centers	1,591	1,846
Other liabilities	25,031	31,577
	398,705	462,619
Accumulated equity	122,149	123,407
	$520,854	$586,026

Company's share of accumulated equity	$24,429	$23,306
Basis differentials	(560)	2,524
Amounts payable to the Company	1,591	1,846
Investments in and advances to joint ventures	$25,460	$27,676

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Condensed Combined Statements of Operations
Revenues from operations	$16,464	$19,545	$49,731	$61,099
Expenses from operations:
Operating expenses	4,015	4,824	12,486	14,910
Depreciation and amortization	4,899	6,826	15,813	19,210
Interest expense	7,137	8,152	21,392	24,240
Other expense, net	1,068	1,382	3,501	4,164
	17,119	21,184	53,192	62,524
Loss before gain on disposition of real estate	(655)	(1,639)	(3,461)	(1,425)
Gain on disposition of real estate, net	—	—	—	1
Loss attributable to unconsolidated joint ventures	$(655)	$(1,639)	$(3,461)	$(1,424)
Company's share of equity in net loss of joint ventures	$(131)	$(483)	$(700)	$(481)
Basis differential adjustments(A)	(16)	(16)	(48)	(47)
Equity in net loss of joint ventures	$(147)	$(499)	$(748)	$(528)
(A)
The difference between the Company’s share of net (loss) income, as reported above, and the amounts included in the Company’s consolidated statements of operations is attributable to the amortization of basis differentials.

Revenues earned by the Company for providing asset management and property management to the Company’s unconsolidated joint ventures were $1.1 million and $3.4 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2025, respectively.

3.
Other Assets and Intangibles, net

Other assets and intangibles consist of the following (in thousands):

	September 30, 2026
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$1,964	$(1,798)	$166
Above-market leases	100	(79)	21
Lease origination costs	415	(396)	19
Tenant relationships	—	—	—
Total intangible assets, net	2,479	(2,273)	206
Operating lease ROU assets			3,823
Other assets:
Prepaid expenses			2,472
Other assets			718
Deposits			1,535
Total other assets, net			$8,754
	Liability	Accumulated Amortization	Net
Below-market leases(A)	$1,370	$(294)	$1,076
(A)
Includes $0.9 million related to a below-market lease for the Company’s Beachwood headquarters included in the Shared Services Agreement with Curbline Properties (Note 6).

	December 31, 2025
	Asset	Accumulated Amortization	Net
Intangible assets, net:
In-place leases	$16,472	$(12,209)	$4,263
Above-market leases	510	(290)	220
Lease origination costs	2,091	(1,748)	343
Tenant relationships	11,339	(8,658)	2,681
Total intangible assets, net	30,412	(22,905)	7,507
Operating lease ROU assets			14,700
Other assets:
Prepaid expenses			3,837
Other assets			737
Deposits			1,812
Total other assets, net			$28,593
	Liability	Accumulated Amortization	Net
Below-market leases	$6,613	$(1,943)	$4,670

Amortization for the three and nine months ended September 30, 2026 and 2025 related to the Company’s intangibles was as follows (in thousands):

Period	Income	Expense
Three months ended September 30, 2026	$15	$29
Three months ended September 30, 2025	123	598
Nine months ended September 30, 2026	135	486
Nine months ended September 30, 2025	429	2,070

4.
Real Estate and Other Assets Held for Sale

As of September 30, 2026, the Company had one asset (The Maxwell, Chicago, Illinois) classified as held for sale. This asset was sold on October 1, 2026, for a gross sales price of $15.3 million (Note 9). The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signifies that the parties are fully obligated to consummate the sale transaction.

The following table presents the assets and liabilities associated with the asset held for sale (in thousands):

September 30, 2026
Assets
Land	$3,822
Buildings	37,817
Fixtures and tenant improvements	5,491
47,130
Less: Accumulated depreciation	(33,016)
Real estate, net	14,114
Accounts receivable	865
Other assets, net	113
Assets associated with real estate assets held for sale	$15,092

Accounts payable and other liabilities	$1,211
Liabilities associated with real estate assets held for sale	$1,211

5.
Leases

The disaggregation of the Company’s lease income, which is included in Rental income on the Company’s consolidated statements of operations, as either fixed or variable lease income based on the criteria specified in FASB Accounting Standards Codification (“ASC”) 842, for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Rental income:
Fixed lease income(A)	$3,069	$17,869	$14,608	$63,165
Variable lease income(B)	1,323	6,058	5,837	22,448
Above-market and below-market leases amortization, net	15	123	135	429
Adjustments for potentially uncollectible revenues and disputed amounts(C)	64	153	(21)	273
Total rental income	$4,471	$24,203	$20,559	$86,315
(A)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(B)
Includes expense reimbursements, percentage and overage rent, lease termination fee income and ancillary income.
(C)
The amounts represent adjustments associated with potentially uncollectible revenues and disputed amounts.
6.
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

Separation and Distribution Agreement

The Separation and Distribution Agreement contains obligations for the Company to complete certain redevelopment projects at properties that are owned by Curbline Properties. As of September 30, 2026, such redevelopment projects were estimated to cost $6.1 million to complete, which is recorded in Amounts payable to Curbline in the Company’s consolidated balance sheets.

Shared Services Agreement

The fair value of the services provided by the Company to Curbline Properties in excess of the fees and the fair value of the services received by the Company from Curbline Properties is reflected as $1.8 million and $5.3 million of additional fee income within Fee and other income and within Other income (expense), net in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.

The Shared Services Agreement provides Curbline Properties the right to use the Company’s office space in New York, New York. This arrangement is considered an embedded lease based on the criteria specified in ASC 842. The sublease income received under the Shared Services Agreement of $0.4 million and $1.2 million is included in Rental income on the Company’s consolidated statements of operations for both the three and nine months ended September 30, 2026 and 2025, respectively. In September 2026, Curbline Properties agreed to terminate its use of the New York office space effective June 30, 2027.

Under the Shared Services Agreement, Curbline Properties had the option to lease a portion of the Company’s Beachwood office buildings. At the time of the separation, the Company recorded a $1.2 million below-market lease. In September 2026, the Company entered into a lease with Curbline Properties pursuant to which Curbline will lease a portion of the Beachwood office buildings commencing October 1, 2027, with annual rents of $0.2 million. The lease has a term of five years with four five-year extension options. In connection with entering into the new lease, the Curbline option under the Shared Services Agreement was terminated and the below-market lease was reduced by $0.3 million.

Summary

The Company recorded in Fee and other income on the Company’s consolidated statements of operations a cash fee of $1.4 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, which represents 2% of Curbline’s gross revenue and $1.8 million and $5.3 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, for the incremental fair value of services provided to Curbline offset by an embedded lease charge of $0.4 million and $1.2 million for both the three and nine months ended September 30, 2026 and 2025, respectively. Amounts payable to Curbline as of September 30, 2026 and December 31, 2025, under the agreements described above, aggregated $6.5 million and $22.1 million, respectively (including obligations to complete redevelopments). Amounts receivable from Curbline as of September 30, 2026 and December 31, 2025 were $0.5 million and $0.9 million, respectively.

7.
Impairment Charges

For the nine months ended September 30, 2026, the Company recorded impairment charges aggregating $20.5 million based on the difference between the carrying value of the assets and the estimated fair market value. The impairment charges recorded were triggered by purchase offers received.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge for the nine months ended September 30, 2026. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2026
Long-lived assets held and used	$—	$—	$30.2	$30.2	$20.5

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at	Valuation
Description	September 30, 2026	Technique	Unobservable Inputs	Range
Impairment of consolidated assets	$30.2	Indicative Bid	Indicative Bid(A)	N/A
(A)
Fair value measurements based upon indicative bids and developed by third-party sources (including offers and comparable sales values), subject to the Company’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.
8.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Numerators – Basic and Diluted
Net (loss) income	$(5,394)	$(6,158)	$(5,760)	$43,431
Earnings attributable to unvested shares	—	(836)	(217)	(1,223)
Net (loss) income after allocation to participating securities	$(5,394)	$(6,994)	$(5,977)	$42,208
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	52,475	52,445	52,472	52,442
Earnings Per Share:
Basic	$(0.10)	$(0.13)	$(0.11)	$0.80
Diluted	$(0.10)	$(0.13)	$(0.11)	$0.80

Basic average shares outstanding do not include restricted stock units (“RSUs”) representing 0.2 million and 0.3 million common shares that were not vested at September 30, 2026 and 2025, respectively. Dividend equivalents are paid on the outstanding RSUs, which makes these shares participating securities.

Common Share Dividends

The Company declared a special cash dividend of $1.00 per common share for the nine months ended September 30, 2026. The Company declared no dividends in the three months ended September 30, 2026. The Company declared special cash dividends of $3.25 and $4.75 per common share in the aggregate for the three and nine months ended September 30, 2025, respectively.

9.
Subsequent Events

In October 2026, the Company sold one property (The Maxwell, Chicago, Illinois) for a gross sales price of approximately $15.3 million.

In October 2026, the Company sold its partnership interests in the Dividend Trust Portfolio joint venture for a gross sales price of approximately $32.4 million.

In October 2026, the Company declared a special cash dividend of $3.00 per common share payable to shareholders on November 5, 2026 and announced its intent to de-list its common shares from the New York Stock Exchange (“NYSE”) prior to the commencement of trading on December 4, 2026.

In October 2026, the Company entered into an agreement to sell The Blocks for a gross sales price of approximately $18.2 million. Net proceeds after credits and before adjustment for customary pro-rations and closing costs are expected to be approximately $14.6 million. The general due diligence period has expired under the sale agreement, and closing is expected to occur by the end of the fourth quarter of 2026. No assurance can be given that the counterparty will perform its obligations under the sale agreement, that closing conditions will be satisfied or that the sale will occur.

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

EXECUTIVE SUMMARY

The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”). As of September 30, 2026, the Company’s portfolio consisted of 12 retail centers (including 10 shopping centers owned through the Dividend Trust Portfolio (“DTP”), an unconsolidated joint venture) comprising approximately 3.7 million square feet of gross leasable area (“GLA”) (wholly-owned and joint venture). In addition, as of September 30, 2026, the Company owned two adjacent office buildings located in Beachwood, Ohio, totaling approximately 339,000 square feet of GLA (approximately 217,000 leasable square feet), a portion of which currently serves as the Company’s headquarters.

The Company is party to a Shared Services Agreement with Curbline Properties Corp. (“Curbline” or “Curbline Properties”) pursuant to which the Company provides Curbline with the services of the Company’s employees and certain other resources and Curbline provides the Company with leadership, management and transaction services. As compensation for the services provided under the Shared Services Agreement, Curbline and its affiliates pay a monthly fee to the Company in the amount of 2.0% of Curbline’s Gross Revenue (as defined in the Shared Services Agreement). Unless terminated earlier in accordance with its terms, the Shared Services Agreement will conclude on October 1, 2027.

Transactions Update

During the nine months ended September 30, 2026, the Company sold six wholly-owned shopping centers, its interest in the RVIP IIIB joint venture and a land parcel for an aggregate gross sales price of $176.2 million.

On October 1, 2026, the Company sold The Maxwell (Chicago, Illinois) for a gross sales price of approximately $15.3 million (net proceeds at closing were approximately $13.9 million). On October 15, 2026, the Company sold all of its interests in the DTP joint venture for a gross sales price of approximately $32.4 million pursuant to the buy-sell process initiated in June 2026.

On October 15, 2026, the Company declared a special cash dividend of $3.00 per common share payable to shareholders on November 5, 2026 and announced its intent to de-list its common shares from the NYSE prior to the commencement of trading on December 4, 2026.

SITE Centers Strategy

The Company continues to pursue the sale of its remaining properties in anticipation of subsequently winding up its operations. As of October 30, 2026, the Company’s only remaining real estate investments consisted of its ownership of The Blocks (a collection of retail condominium units located on the ground floor of ten residential buildings located in Portland, Oregon) and two adjacent office buildings located in Beachwood, Ohio, a portion of which currently serves as the Company’s corporate headquarters. The Company has entered into an agreement to sell The Blocks for a gross sales price of approximately $18.2 million. Net proceeds after credits and before adjustment for customary pro-rations and closing costs are expected to be approximately $14.6 million. The general due diligence period has expired under the sale agreement, and closing is expected to occur by the end of the fourth quarter of 2026. Closing remains subject to various conditions including, but not limited to, delivery of satisfactory estoppel letters from tenants, the accuracy of seller representations in all material respects and the absence of certain casualty and condemnation events. No assurance can be given that the counterparty will perform its obligations under the sale agreement, that closing conditions will be satisfied or that the sale will occur.

In order to facilitate the marketing and sale of the Beachwood, Ohio office buildings, in September 2026, the Company entered into a lease agreement with Curbline pursuant to which Curbline will lease approximately 31,089 square feet for an initial five-year term beginning on October 1, 2027 at an annual base rent of $8.00 per square foot with the right to extend the lease for up to four successive terms of five years each (with 10% increases in annual base rent for each extension). In connection with this arrangement, the Company and Curbline also agreed that the Company’s obligation to provide Curbline with space at the Company’s offices located in Boca Raton, Florida and New York, New York will terminate on December 31, 2026 and June 30, 2027, respectively. The Company has commenced marketing the Beachwood, Ohio office buildings for disposition, though no assurances can be given that such efforts will result in a sale of the property.

The Company expects to use cash on hand and proceeds from the sale of its remaining properties to pay operating expenses, satisfy obligations owing to Curbline, manage overall liquidity levels, make distributions to shareholders and establish a reserve fund to satisfy projected expenses and known and unknown claims that might arise during the anticipated wind-up of its business. The Company expects to incur significant expenses in connection with the wind-up of its business, including but not limited to employee severance costs, discretionary bonuses upon completion of the sales process, fees to engage an external advisor to administer the five-year statutory wind-up period, costs to terminate office leases, licenses and other operating contracts, professional fees (including fees of accountants and law firms), costs to comply with ongoing reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) until such time as the Company qualifies for relief therefrom, insurance premiums and potential deductibles (including with respect to a “tail” insurance policy for directors and officers), vendor expenses, costs to resolve and streamline the Company’s subsidiaries and corporate structure and any claims arising under sale agreements for completed dispositions. See “Liquidity, Capital Resources and Financing Activities – Winding-up and Dissolution” below.

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

RESULTS OF OPERATIONS

Consolidated shopping center properties owned as of January 1, 2025, excluding properties sold by the Company or held for sale at September 30, 2026, are referred to herein as the “Comparable Portfolio Properties.”

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Rental income(A)	$4,471	$24,203	$(19,732)
Fee and other income	4,091	2,897	1,194
Total revenues	$8,562	$27,100	$(18,538)

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Rental income(A)	$20,559	$86,315	$(65,756)
Fee and other income(B)	11,712	16,878	(5,166)
Total revenues	$32,271	$103,193	$(70,922)
(A)
The following table summarizes the key components of Rental income (in thousands):

	Three Months
	Ended September 30,
Contractual Lease Payments	2026	2025	$ Change
Base and percentage rental income	$3,088	$17,784	$(14,696)
Recoveries from tenants	1,205	5,928	(4,723)
Uncollectible revenue	64	153	(89)
Lease termination fees, ancillary and other rental income	114	338	(224)
Total contractual lease payments	$4,471	$24,203	$(19,732)

	Nine Months
	Ended September 30,
Contractual Lease Payments	2026	2025	$ Change
Base and percentage rental income(1)	$14,979	$62,684	$(47,705)
Recoveries from tenants(2)	5,043	22,230	(17,187)
Uncollectible revenue(3)	(21)	273	(294)
Lease termination fees, ancillary and other rental income	558	1,128	(570)
Total contractual lease payments	$20,559	$86,315	$(65,756)
(1)
The changes in base and percentage rental income were due to the following (in millions):

Increase (Decrease)
Comparable Portfolio Properties	$0.3
Disposition of shopping centers	(47.7)
Straight-line rents	(0.3)
Total	$(47.7)

At September 30, 2026 and 2025, in the Comparable Portfolio, the Company owned one and 16 wholly-owned retail properties as of each balance sheet date that had an aggregate occupancy rate of 68.9% and 86.0% and an average annualized base rent per occupied square foot of $37.61 and $19.80, respectively. The decrease in occupancy rate and increase in average annualized base rent per occupied square foot were due to a combination of transactional activity, the mix of properties sold and overall decreases in occupancy.

(2)
Recoveries from tenants were approximately 41.2% and 68.6% of operating expenses and real estate taxes for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the recovery percentage was due to a combination of transactional activity, the mix of properties sold and overall decreases in occupancy.
(3)
The net amount reported was primarily attributable to the impact of tenants on the cash basis of accounting and related reserve adjustments.
(B)
The decrease in Fee and other income primarily resulted from $8.4 million of other property revenue recorded during the nine months ended September 30, 2025 in conjunction with the resolution of a condemnation proceeding with the State of Florida relating to business damages and compensation for land taken in 2022 at the Shoppes at Paradise Pointe partially offset by the increase in fees from Curbline Properties. Fee and other income is primarily earned from Curbline Properties and the Company’s unconsolidated joint ventures.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Operating and maintenance	$1,712	$5,505	$(3,793)
Real estate taxes	647	3,895	(3,248)
Impairment charges	2,000	106,570	(104,570)
General and administrative	8,995	10,295	(1,300)
Depreciation and amortization	2,432	10,768	(8,336)
	$15,786	$137,033	$(121,247)

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Operating and maintenance(A)	$8,781	$19,094	$(10,313)
Real estate taxes(A)	3,462	13,306	(9,844)
Impairment charges(B)	20,450	106,570	(86,120)
General and administrative	27,123	29,108	(1,985)
Depreciation and amortization(A)	11,343	36,941	(25,598)
	$71,159	$205,019	$(133,860)

(A)
The changes were due to the following (in millions):

	Operating and Maintenance	Real Estate Taxes	Depreciation and Amortization
Comparable Portfolio Properties	$1.3	$—	$0.2
Disposition of shopping centers	(11.6)	(9.8)	(25.8)
	$(10.3)	$(9.8)	$(25.6)

(B)
The Company recorded $20.5 million of impairment charges for the nine months ended September 30, 2026 triggered by purchase offers received. Impairment charges are presented in Note 7, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Interest expense	$—	$(3,941)	$3,941
Interest income	1,811	1,411	400
Debt extinguishment costs	—	(576)	576
Other income (expense), net	(1,577)	(831)	(746)
	$234	$(3,937)	$4,171

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Interest expense(A)	$—	$(14,707)	$14,707
Interest income(B)	4,617	2,494	2,123
Debt extinguishment costs	—	(1,080)	1,080
Other income (expense), net(C)	(4,348)	(3,070)	(1,278)
	$269	$(16,363)	$16,632

(A)
As of September 30, 2026, the Company had no outstanding indebtedness. As of September 30, 2025, the Company’s consolidated indebtedness consisted of a cross-collateralized mortgage facility and a mortgage loan encumbering Nassau Park Pavilion with an aggregate outstanding balance of $251.3 million and a weighted-average interest rate (based on contractual rates excluding amortization of debt issuance costs) of 6.8% per annum.
(B)
Related to excess cash as a result of sale proceeds maintained in money market accounts.
(C)
Primarily consists of the adjustment to reflect the fair value of services provided to Curbline Properties relative to the fees and fair value of services received from Curbline Properties under the Shared Services Agreement.

Other Items (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Equity in net loss of joint ventures	$(147)	$(499)	$352
Gain on disposition of real estate, net	1,852	108,401	(106,549)
Tax expense of taxable REIT subsidiary and state franchise and income taxes	(109)	(190)	81

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Equity in net loss of joint ventures(A)	$(748)	$(528)	$(220)
Gain on sale of joint venture interests(B)	19,989	—	19,989
Gain on disposition of real estate, net(C)	13,663	162,666	(149,003)

Tax expense of taxable REIT subsidiary and state franchise and income taxes	(45)	(518)	473

(A)
At September 30, 2026 and 2025, the Company had an economic investment in unconsolidated joint ventures which owned ten and 11 shopping center properties, respectively. In January and October 2026, the Company sold its interests in its remaining joint ventures.
(B)
In January 2026, the Company sold its partnership interests in the RVIP IIIB joint venture that owned Deer Park Town Center (Deer Park, Illinois).
(C)
The Company sold six wholly-owned shopping centers in each of the periods ended September 30, 2026 and 2025.

Net Income (in thousands)

	Three Months
	Ended September 30,
	2026	2025	$ Change
Net loss	$(5,394)	$(6,158)	$764

	Nine Months
	Ended September 30,
	2026	2025	$ Change
Net (loss) income	$(5,760)	$43,431	$(49,191)

The decrease in net income in the nine-month period ended September 30, 2026, as compared to the prior-year period, was primarily related to a decrease in rental income as a result of property dispositions, a decrease in gains on the disposition of real estate and a decrease in condemnation revenue, partially offset by the gain on the sale of joint venture interests, an increase in interest income and decreases in interest expense, impairment charges and depreciation and amortization expense.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, (ii) impairment charges on real estate property and related investments and (iii) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles and equity loss from joint ventures and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures, determined on a consistent basis. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

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

These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part as a disclosure to improve the understanding of the Company’s operating results among the investing public and as a measure of a real estate asset’s performance.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended September 30,
	2026	2025	$ Change
FFO	$(3,344)	$3,639	$(6,983)
Operating FFO	(3,127)	5,643	(8,770)

	Nine Months
	Ended September 30,
	2026	2025	$ Change
FFO	$(9,070)	$26,598	$(35,668)
Operating FFO	(9,579)	22,272	(31,851)

The decrease in FFO for the nine-month period ended September 30, 2026, as compared to the prior-year period, was primarily attributable to the net impact of property dispositions and condemnation revenue recorded in the prior-year period, partially offset by an increase in interest income and a decrease in interest expense. The decrease in Operating FFO generally was due to the net impact of property dispositions partially offset by an increase in interest income and decreased interest expense.

The Company’s reconciliation of net (loss) income computed in accordance with GAAP to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges and gains are non-recurring. These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(5,394)	$(6,158)	$(5,760)	$43,431
Depreciation and amortization of real estate investments	906	9,716	6,627	34,184
Equity in net loss of joint ventures	147	499	748	528
Joint ventures’ FFO(A)	849	1,413	2,517	4,551
Impairment of real estate	2,000	106,570	20,450	106,570
Gain on sale of joint venture interests	—	—	(19,989)	—
Gain on disposition of real estate, net	(1,852)	(108,401)	(13,663)	(162,666)
FFO attributable to common shareholders	(3,344)	3,639	(9,070)	26,598
Debt extinguishment, transaction and other	(242)	642	(1,063)	2,016
Condemnation revenue	—	—	—	(8,379)
Separation and other charges	459	1,362	554	2,037
Non-operating items, net	217	2,004	(509)	(4,326)
Operating FFO	$(3,127)	$5,643	$(9,579)	$22,272
(A)
At September 30, 2026 and 2025, the Company had an economic investment in unconsolidated joint ventures which owned ten and 11 shopping center properties, respectively. These joint ventures represent the investments in which the Company recorded its share of equity in net income or loss and, accordingly, FFO and Operating FFO.

Joint ventures’ FFO and Operating FFO are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net loss attributable to unconsolidated joint ventures	$(655)	$(1,639)	$(3,461)	$(1,424)
Depreciation and amortization of real estate investments	4,899	6,826	15,813	19,210
Gain on disposition of real estate, net	—	—	—	(1)
FFO	$4,244	$5,187	$12,352	$17,785
FFO at SITE Centers’ ownership interests	$849	$1,413	$2,517	$4,551
Operating FFO at SITE Centers’ ownership interests	$849	$1,413	$2,517	$4,551

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, obligations owing to Curbline and the anticipated wind-up of its business. The Company’s primary capital sources include cash on hand, cash flow from operations and proceeds from asset sales. The Company does not maintain a revolving credit facility and therefore plans to closely monitor and conservatively manage its liquidity and cash position as it pursues the sale of its remaining properties, manages the wind-up of its business and returns capital to shareholders.

At September 30, 2026, the Company had an unrestricted cash balance of $200.2 million. As of September 30, 2026, the Company anticipates that it has approximately $6.1 million to be incurred to complete redevelopment projects at properties owned by Curbline pursuant to the terms of the Separation and Distribution Agreement. The Company also expects to pay a special cash dividend of $3.00 per share ($158.1 million in the aggregate) to common shareholders on November 5, 2026.

The Company had no consolidated indebtedness outstanding at September 30, 2026. As of September 30, 2026, the Company’s unconsolidated DTP joint venture had $380.6 million of indebtedness ($76.1 million at SITE Centers’ share). On October 15, 2026, the Company sold all of its interests in the DTP joint venture.

The Company believes it has sufficient liquidity to operate its business at this time.

Transactions Activity

From January 1, 2026 through October 29, 2026, the Company sold the following wholly-owned shopping centers, partnership interests and a land parcel (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
February 2026	FlatAcres MarketCenter	Parker, Colorado	136	$24,400
March 2026	3030 North Broadway	Chicago, Illinois	132	50,100
May 2026	Meadowmont Crossing	Chapel Hill, North Carolina	92	11,050
June 2026	The Pike Outlets	Long Beach, California	389	50,000
July 2026	Undeveloped land parcel	Freehold, New Jersey	—	450
July 2026	Meadowmont Market	Chapel Hill, North Carolina	49	11,000
September 2026	Shoppes at Paradise Pointe	Fort Walton Beach, Florida	73	8,400
October 2026	The Maxwell	Chicago, Illinois	240	15,250
			1,111	$170,650

Sale of Partnership Interests
Date Sold	Partnership name		Total Owned GLA	Gross Sales Price
January 2026	RVIP IIIB		358	$20,762
October 2026	Dividend Trust Portfolio		3,397	32,407
			3,755	$53,169

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2026	2025
Cash flow (used for) provided by operating activities	$(20,564)	$28,084
Cash flow provided by investing activities	152,274	348,712
Cash flow used for financing activities	(52,730)	(306,144)

Changes in cash flow for the period ended September 30, 2026, compared to the prior comparable period are as follows:

Operating Activities: Cash from operating activities decreased by $48.6 million primarily due to lower net operating income as a result of disposition activity partially offset by an increase in interest income and a decrease in interest expense.

Investing Activities: Cash from investing activities decreased by $196.4 million primarily due to decreased proceeds from disposition of real estate of $222.2 million, partially offset by increased proceeds from the disposition of unconsolidated joint venture interests of $20.7 million and a decrease in real estate development of $4.7 million.

Financing Activities: Cash used for financing activities decreased by $253.4 million primarily due to lower dividends paid of $197.6 million and principal payments made of $55.5 million on the Company’s mortgage debt during the period ended September 30, 2025.

Dividend Distribution

The Company declared and paid a special cash dividend of $52.7 million on the Company’s common shares during the nine months ended September 30, 2026. The Company declared and paid special cash dividends of $250.3 million on the Company’s common shares during the nine months ended September 30, 2025.

On October 15, 2026, the Company declared a special cash dividend of $3.00 per common share ($158.1 million in the aggregate) payable to shareholders on November 5, 2026.

Winding-up and Dissolution

As the Company pursues the sale of its remaining properties, there are many factors that may affect the timing and amount of additional distributions to shareholders, including, among other things, the timing and amount received from the disposition of the remaining assets, ongoing obligations owed to Curbline under the Shared Services Agreement, and projected expenses and known and unknown claims that might arise during the anticipated winding-up and dissolution process.

In the event the Company is able to sell its remaining assets, the Company expects to subsequently file articles of dissolution with the Secretary of State of the State of Ohio. Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and undertaking other acts required to liquidate and wind-up its business and affairs. Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for the subsequent payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company). Therefore, the Company expects to conservatively manage its cash position and establish a reserve fund with a portion of its current cash balance and proceeds from its final sales in order to satisfy and discharge expenses projected to be incurred, and any unknown or contingent claims, debts or obligations which might arise, during the five-year period subsequent to the filing of the articles of dissolution.

The Company expects to incur significant expenses in connection with the anticipated wind-up of its business including, among other items, employee severance costs, discretionary bonuses upon completion of the sales process, fees to engage an external advisor to administer the five-year statutory wind-up period, costs to terminate office leases, licenses and other operating contracts, professional fees (including fees of accountants and law firms), costs to comply with ongoing reporting requirements of the Exchange Act until such time as the Company qualifies for relief therefrom, insurance premiums and potential deductibles (including with respect to a “tail” insurance policy for directors and officers), vendor expenses and costs to resolve and streamline the Company’s subsidiaries and corporate structure. The Company may also become the subject of litigation (which may not be covered by insurance) or other claims that are not currently known or expected. For example, contracts governing property sales typically allow the purchaser to make claims for breaches of representations and other provisions under the sale agreement for a period of nine to 12 months following the disposition.

Prior to the anticipated termination of the Shared Services Agreement on October 1, 2027, the Company’s general and administrative expenses will remain elevated as a result of contractual obligations and services owing to Curbline Properties thereunder. Upon or shortly following termination of the Shared Services Agreement, in an effort to reduce its operating expenses and maximize liquidating distributions to shareholders, the Company expects to terminate most or all of its remaining employees and engage an external advisor to administer the remainder of the five-year statutory wind-up period.

It is likely that the Company would not make a final distribution of reserve funds until the foregoing expenses and contingent claims are paid, resolved or fail to materialize, which could be several years following the date of its final sale and filing articles of dissolution. It is also possible that the Company may make one or more small interim distributions to shareholders from the reserve fund during the five-year dissolution period as specific expenses and contingent claims are satisfied, resolved or fail to materialize. See “Risk Factors—Risks Related to the Company’s Strategy—The Company Expects to Pay Significant Costs in Connection with the Winding-up of its Business” and “—The Company Expects to Establish a Reserve Fund with Proceeds From Asset Sales in Order to Satisfy Expenses and Claims” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Throughout the administration of the Company’s anticipated wind-up and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, sometime during the months following filing articles of dissolution, the Company expects to avail itself of relief provided by the Securities and Exchange Commission that allows certain liquidating REITs to end most of their Exchange Act reporting while winding up their businesses. As a result of such process, shareholders would have access to substantially limited public information about the Company. Qualifying for such relief involves, among other steps, the closing of a corporation’s stock transfer books. If this were to occur, the Company’s common shares would no longer be assignable or transferable on the Company’s books, other than transfers by will, intestate succession or operation of law. Additionally, the Company anticipates that as part of such process the over-the-counter market would no longer quote prices for the Company’s common shares and The Depository Trust Company would cease to permit transfers of the Company’s common shares among its participants. The Company expects these developments would cause brokers to significantly restrict future trading in the shares. As a result, the Company expects that liquidity in its shares would be significantly curtailed.

REIT Qualification

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

The Company does not expect to have REIT taxable income in 2026 or 2027 and expects that continued maintenance of its REIT qualification will become impractical and increasingly difficult due to the sale of substantially all of its real estate investments. Therefore, the Company may elect to surrender its REIT status in connection with the sale of its remaining assets and the anticipated wind-up of its operations.

SITE Centers’ Equity

In 2022, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of September 30, 2026, the Company had repurchased an aggregate of 0.5 million of its common shares under this program at an aggregate cost of $26.6 million.

CAPITALIZATION

At September 30, 2026, the Company’s capitalization consisted of $176.8 million of market equity (calculated as the number of common shares outstanding multiplied by $3.37, the closing price of the Company’s common shares on the NYSE at September 30, 2026).

On October 15, 2026, the Company announced that it had provided notice to the NYSE of its intention to voluntarily de-list its common shares effective prior to the commencement of trading on December 4, 2026. As a result, shareholders may subsequently have difficulty trading their common shares and the Company’s Board of Directors will no longer be required to be comprised of a majority of independent directors. See “Risk Factors—Risks Related to the Company’s Common Shares—If an Active Trading Market for the Company’s Common Shares Is Not Sustained Because the Company’s Common Shares Are De-listed from the NYSE or Otherwise, Shareholders’ Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Following the de-listing of its shares from the NYSE, the Company expects that its shares will trade in the over-the-counter market and be quoted on the OTCID Basic Market.

The Company no longer maintains a revolving line of credit or an investment grade rating. The Company may not be able to obtain financing on favorable terms, or at all, and therefore conservatively manages its cash balance and proceeds from asset sales in order to maintain the capital needed to fund its operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Separation and Distribution Agreement contains obligations to complete certain redevelopment projects at properties that are owned by Curbline. As of September 30, 2026, such redevelopment projects were estimated to cost $6.1 million to complete.

ECONOMIC CONDITIONS

The Company continues to pursue the sale of its remaining properties. Accordingly, the economic conditions most relevant to the Company are those affecting the commercial real estate transaction market, including purchaser demand, the availability and cost of acquisition financing, capitalization rates and other valuation metrics and local property-level conditions at the Company’s remaining properties.

Changes in interest rates, broader economic conditions, capital markets volatility, local conditions and other factors may affect the Company’s ability to sell its remaining properties, the price realized therefor and the Company’s ability to complete its wind-up strategy. Tenant demand, tenant credit conditions and leasing activity remain relevant principally to the extent they affect property-level cash flows and the valuation of the Company’s remaining properties pending disposition.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements relating to future capital expenditures, financing sources, dispositions, distributions to shareholders, and the Company’s wind-up strategy and costs and expenses relating thereto. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•
The Company may fail to dispose of its remaining properties on favorable terms or at all. Changes in interest rates, a downturn in the local or national economy or disruptions in the financial markets could adversely affect the Company’s ability to sell its remaining properties and the price realized therefor. Real estate investments can be illiquid and buyers may experience increased costs of financing or difficulties obtaining financing;
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
•
The Company may be unable to satisfy or comply with complex regulations related to its status as a REIT, including as a result of recent disposition activity, or the Company may become subject to “prohibited transactions” tax as a result of recent disposition activity;
•
The Company’s decision to dispose of real estate assets could result in material impairment charges and adversely affect the Company’s financial results;
•
The outcome of pending or future litigation may adversely affect the Company’s results of operations and financial condition;
•
Property damage, expenses related thereto and other business and economic consequences (including the potential loss of revenue) resulting from extreme weather conditions or natural disasters where the Company’s remaining properties are located may adversely affect the Company’s results of operations, its financial condition and its ability to dispose of properties;
•
The Company may incur liability for injuries to persons, property or the environment occurring on or near its current or previously owned properties and such losses may be uninsured or exceed policy coverage;
•
The Company’s Board of Directors may change the Company’s strategic plan;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2026, the Company’s primary market risk exposure was interest rate risk through its unconsolidated joint ventures. At September 30, 2026 and December 31, 2025, the Company had no outstanding consolidated debt. The Company’s unconsolidated joint ventures’ indebtedness at its carrying value at September 30, 2026 and December 31, 2025 is summarized as follows:

	September 30, 2026				December 31, 2025
	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate	Joint Venture Debt (Millions)	Company's Proportionate Share (Millions)	Weighted- Average Maturity (Years)	Weighted- Average Interest Rate
Fixed-Rate Debt	$372.1	$74.4	2.3	6.4%	$369.3	$73.9	3.0	6.4%
Variable-Rate Debt	$—	$—	—	—	$59.9	$29.8	0.9	5.0%

An estimate of the effect of a 100 basis-point increase at September 30, 2026 and December 31, 2025, is summarized as follows (in millions):

	September 30, 2026			December 31, 2025
	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate	Carrying Value	Fair Value	100 Basis-Point Increase in Market Interest Rate
Company’s proportionate share of joint venture fixed-rate debt	$74.4	$73.7	$72.2	$73.9	$75.7	$73.7

The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2026, the Company had no other material exposure to market risk.

On October 15, 2026, the Company sold all of its interests in the DTP unconsolidated joint venture. As a result, the Company no longer expects to have any exposure to interest rate risk through any unconsolidated joint venture.

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

During the three months ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
July 1–31, 2026	—	$—	—	$—
August 1–31, 2026	—	—	—	—
September 1–30, 2026	—	—	—	—
Total	—	$—	—	$73.4

On December 20, 2022, the Company announced that its Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company is authorized to repurchase up to a maximum value of $100 million of its common shares. As of September 30, 2026, the Company had repurchased 0.5 million of its common shares under this program in open market purchases in the aggregate at a cost of $26.6 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

10.1	Letter Agreement, dated September 22, 2026, between SITE Centers Corp., Curbline Properties Corp. and Curbline Properties LP1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1,2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1,2]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document[1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL and included in Exhibit 101.
1.
Submitted electronically herewith.
2.
Pursuant to SEC Release No. 34-47551, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITE CENTERS CORP.

	By:	/s/ Jeffrey A. Scott
		Name:	Jeffrey A. Scott
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 2, 2026